Form 10QSB
period 2004-12-31
US GEOTHERMAL INC
filed 2005-03-22
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number 333-117287

U.S. GEOTHERMAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1509 Tyrell Lane, Suite B
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

208-424-1027
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of February 28, 2005
Common stock, par value	17,331,429
$0.001 per share

Transitional Small Business Disclosure Format (check one) Yes ☐ No☒

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended December 31, 2004

Part I- Financial Information

Item 1- Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

U.S. GEOTHERMAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2004	2004	2003

ASSETS

Current
Cash and cash equivalents	$2,552,382	$870,513	$29,729
Accounts receivable	52,706	-	-
Prepaid expenses	4,698	-	-
Refundable tax credits	4,293	7,900	-
Due from affiliated company	-	-	86,500
	2,614,079	878,413	116,229

Property, Plant And Equipment (Note 4)	494,977	495,418	268,435

	$3,109,056	$1,373,831	$384,664

LIABILITIES

Current
Accounts payable and accrued liabilities	$68,374	$185,465	$37,123

STOCKHOLDERS’ EQUITY

Common Shares
Authorized:
100,000,000 common shares with a
$0.001 par value
Issued:
17,201,429 shares at December 31,
2004
12,922,693 shares at March 31,
2004and
6,079,837 shares at March 31,	17,201	12,923	6,080
2003

Additional Paid-In Capital	3,312,846	1,808,541	506,370

Stock Purchase Warrants (Note 5(d))	2,460,782	1,136,744	-

Accumulated Other Comprehensive	35,329	35,792	-
Income

Accumulated Deficit During
Development Stage	(2,785,476)	(1,805,634)	(164,909)
	3,040,682	1,188,366	347,541

	$3,109,056	$1,373,831	$384,664

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCORPORATION
	NINE MONTHS			FEBRUARY 26
	ENDED	YEARS ENDED		2002 TO
	DECEMBER 31	MARCH 31		SEPTEMBER 30
	2004	2004	2003	2004

Expenses
Consulting fees	$438,119	$291,110	$-	$729,229
Corporate administration
and development	50,943	46,879	8,470	106,292
Exploration expenditures	152,849	18,141	17,299	188,289
Interest and foreign	(140,150)	9,254	-	(130,896)
exchange
Professional fees	258,837	117,169	73,190	449,196
Management fees	55,041	111,855	54,000	220,896
Salaries and wages	64,580	-		64,580
Insurance	49,886	-		49,886
Travel and promotion	62,444	12,318	11,950	86,712
Loss Before The Following	(992,549)	(606,726)	(164,909)	(1,764,184)
Interest Income	12,707	3,423	-	16,130
Net Loss For The Period	$(979,842)	$(603,303)	$(164,909)	$(1,748,054)
Basic And Diluted Net Loss Per
Share	$(0.07)	$(0.10)	$(0.03)
Weighted Average Number Of
Shares Outstanding	14,539,517	6,337,901	5,354,940
Other Comprehensive Income
Net loss for the period	$(979,842)	$(603,303)	$(164,909)
Foreign currency translation
adjustment	(463)	35,792	-
Total Comprehensive Loss	$(980,305)	$(567,511)	$(164,909)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCORPORATION
	NINE MONTHS			FEBRUARY 26
	ENDED	YEARS ENDED		2002TO
	DECEMBER 31	MARCH 31		SEPTEMBER 30
	2004	2004	2003	2004

Operating Activities
Net loss for the period	$(979,842)	$(603,303)	$(164,909)	$(1,748,054)
Add: Non-cash items:
Depreciation	441	323	253	1,017
Shares issued for other than cash	-	-	49,600	49,600
Stock based compensation	270,844	222,986	-	493,830
	(708,557)	(379,994)	(115,056)	(932,763)
Change in non-cash working capital items:
Accounts payable and accrued	(117,091)	(97,802)	37,123	(177,770)
liabilities
Refundable tax credits	3,607	(2,082)	-	1,525
Accounts receivable	(52,706)	-	-	(52,706)
Prepaid expenses	(4,698)	-	-	(4,698)
	(879,445)	(479,878)	(77,933)	(1,166,412)
Investing Activities
Property, plant and equipment	-	(227,306)	(251,688)	(478,994)
Cash acquired on business combination	-	5,798	-	5,798
	-	(221,508)	(251,688)	(473,196)
Financing Activities
Issuance of shares, net of share issue cost	2,561,777	1,419,878	405,850	4,387,505
Advances to affiliated companies	-	86,500	(86,500)	-
	2,832,621	1,506,378	319,350	4,387,505

Foreign Exchange Effect On Cash And
Cash Equivalents	(463)	35,792	-	35,329

Increase (Decrease) In Cash And Cash
Equivalents	1,681,869	840,784	(10,271)	2,552,382
Cash And Cash Equivalents, Beginning Of
Period	870,513	29,729	40,000	-

Cash And Cash Equivalents, End Of Period	$2,552,382	$870,513	$29,729	$2,552,382

Supplemental Disclosure
Taxes paid	$-	$-	$-	$-
Interest paid	-	-	-	-
Non-cash investing and financing activities	-	-	-	-

Shares issued for settlement of debt	-	173,639	-	173,639
Shares issued for professional services	-	-	49,600	49,600
Shares issued for geothermal property	-	-	-	17,000
Agent’s compensation options granted
for share issue cost	133,341	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2004
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars)

					ACCUMU-
					LATED
					DEFICIT
					DURING	OTHER
	NUMBER		ADDITIONAL	STOCK	DEVELOP-	COMPRE-
	OF		PAID-IN	PURCHASE	MENT	HENSIV E
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	INCOME	TOTAL

Shares issued for cash at $0.015 per share – February 2,
2002 (Note 5(a))	2,600,000	$2,600	$37,400	$-	$-	$-	$40,000
Shares and warrants issued for Geothermal property at
$0.009 – March 5, 2002
(Notes 4 and 5)	1,895,000	1,895	15,105	-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho
	4,495,000	4,495	52,505	-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002
(Note 5(a))	395,000	395	98,355	-	-	-	98,750
Shares issued for services at $0.25 per share – May 28,
2002 (Note 5(a))	5,000	5	1,245	-	-	-	1,250
Shares issued for cash at $0.30 per share – November 1,
2002 (Note 5(a))	1,023,667	1,024	306,076	-	-	-	307,100
Shares issued for services at $0.30 per share – November
1, 2002 (Note 5(a))	10,000	10	2,990	-	-	-	3,000
Shares issued for services at $0.30 per share – February
14, 2003 (Note 5(a))	151,170	151	45,199	-	-	-	45,350
Net loss for the period	-	-	-	-	(164,909)	-	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	6,080	506,370	-	(164,909)	-	347,541

U.S. GEOTHERMAL INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

DECEMBER 31, 2004
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars)

					ACCUMU-
					LATED
					DEFICIT
					DURING	OTHER
	NUMBER		ADDITIONAL	STOCK	DEVELOP-	COMPRE-
	OF		PAID-IN	PURCHASE	MENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	INCOME	TOTAL

Balance brought forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$(164,909)	$-	$347,541

Consolidation adjustment to the number of shares issued
and outstanding as a result of the reverse take-over
transaction – U.S. Geothermal Inc. – Idaho – December
19, 2003 (Note 3)	(6,079,837)	(6,080)	6,080	-	-	-	-
Legal parent company shares issued and outstanding at
time of reverse take-over – U.S. Cobalt Inc. –
December 19, 2003 (Note 3)	2,274,616	2,275	(2,275)	-	-	-	-
	2,274,616	2,275	510,175	-	(164,909)	-	347,541
Shares issued for acquisition of U.S. Geothermal Inc. –
Idaho (Note 3)	6,939,992	6,940	(6,940)	-	(408,166)	-	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc. –
Idaho (Note 3)	-	-	-	629,256	(629,256)	-	-
Shares and warrants issued for cash at a price of $0.45 per
share in a private placement, net of share issue costs of
$100,559, which consists of $75,122 paid in cash and
$25,437 paid by the issuance of 83,333 agent’s
warrants – December 19, 2003 (Note 5(a)(vii))
	3,322,221	3,322	959,230	457,326	-	-	1,419,878
Shares and warrants issued for conversion of notes at
$0.45 – February 20, 2004 (Note 5(a))	385,864	386	123,090	50,162	-	-	173,638
Stock options granted (Note 6)	-	-	222,986	-	-	-	222,986
Foreign currency translation	-	-	-	-		35,792	35,792
Net loss for the period	-	-	-	-	(603,303)	-	(603,303)

Balance, March 31, 2004	12,922,693	12,923	1,808,541	1,136,744	(1,805,634)	35,792	1,188,366

U.S. GEOTHERMAL INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

DECEMBER 31, 2004
 (Unaudited – Prepared by Management)
(Stated in U.S. Dollars)

					ACCUMU-
					LATED
					DEFICIT
					DURING	OTHER
	NUMBER		ADDITIONAL	STOCK	DEVELOP-	COMPRE
	OF		PAID-IN	PURCHASE	MENT	HENSIVE-
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	INCOME	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,808,541	$1,136,744	$(1,805,634)	$35,792	$1,188,366

Shares issued for:
Private placement, net of share issue costs of
$358,472, which consists of $225,131 paid in cash
and $133,341 paid by the issuance of 280,000
agent’s warrants (Note 5(a)(ix)	4,000,001	4,000	1,103,082	1,324,038	-	-	2,431,120
Stock options granted (Note 6)	-	-	270,844	-	-	-	270,844
Exercise of stock options (Note 6)	278,735	278	130,379	-	-	-	130,657
Foreign currency translation	-	-	-	-	-	(463)	(463)
Net loss for the period	-	-	-	-	(979,842)	-	(979,842)

Balance, December 31, 2004	17,201,429	$17,201	$3,312,846	$2,460,782	$(2,514,632)	$35,329	$3,040,682

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. NATURE OF OPERATIONS AND GOING CONCERN

a)	Organization

U.S. Cobalt Inc. (“GTH”) completed a reverse take-over on December 19, 2003 (Note 3). The effect of this reverse take-over was that the former stockholders of U.S. Geothermal Inc. (“GEO – Idaho”) a company incorporated on February 26, 2002 in the state of Idaho, acquired control of GTH. In connection with the transaction U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common shares on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the roll-back of common stock.

b)	Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and more particularly, entering into an agreement with Vulcan Power Company (“Vulcan”) of Bend, Oregon, U.S.A., pursuant to which the Company has agreed to acquire up to a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho, U.S.A. (Note 4).

c)	Going Concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $2,785,476 for the period from February 26, 2002 (inception) to December 31, 2004, and has no revenue from operations.

Subsequent to the end of the quarter, the Company announced the completion of the well test program at the Raft River site. GeothermEx concluded that four of the five existing production wells have an initial capacity of 13.8 MW, net of pump parasitic load, which would support at least a 10 MW net electrical power output. The fifth production well was found to be non-commercial, but will be studied for re-drilling of a new directional leg toward a more productive flow zone. The Company is in the process of developing its geothermal properties and has not yet constructed an economically recoverable geothermal power plant. The recoverability of the amounts shown for geothermal properties is dependent upon the existence of an economically recoverable power plant, the ability of the Company to obtain necessary financing to complete the development of the properties, and upon future profitable production. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. Management may seek additional capital through public and/or private offerings of its common stock. In the event the Company is unable to obtain additional financing, there is no assurance that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Company be unable to continue as a going concern.

NOTE 2. ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

a)	Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the following companies:

	i)	U.S. Geothermal Inc. (incorporated in the state of Delaware);
	ii)	U.S. Geothermal Inc. (incorporated in the state of Idaho);
	iii)	U.S. Cobalt Inc. (incorporated in the state of Colorado).

All inter-group transactions are eliminated on consolidation with GEO-Idaho being the acquirer for accounting purposes.

b)	Property, Plant and Equipment

Costs of acquisition of geothermal properties are capitalized on an area-of-interest basis. Amortization of these costs will be on a unit-of-production basis, based on estimated proven geothermal reservoirs should such reservoirs be found. If an area of interest is abandoned, the costs thereof are charged to income in the year of abandonment.

The Company expenses all costs related to the development of geothermal reservoirs prior to the establishment of proven and profitable reservoirs.

Other equipment is recorded at cost. Depreciation of other equipment is calculated on a straight-line basis at an annual rate of 30%.

c)	Impairment of Long-Lived Assets

SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

d)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109 – “Accounting for Income Taxes”. Under SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

e)	Stock Based Compensation

As permitted by SFAS No. 123 – “Accounting for Stock Based Compensation”, as amended by SFAS – “Accounting for Stock Based Compensation – Transition on Disclosure”, the Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock based compensation for employees is recognized on the straight line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123, which establishes a fair value based method of accounting for stock based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 148, the Company is required to disclose the pro-forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

f)	Financial Instruments

The Company’s financial instruments consist of cash and equivalents, refundable tax credits, due from affiliated company, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Refundable tax credit is comprised of Goods and Services Tax (“GST”) which is refundable from the Government of Canada.

g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

h)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are converted into U.S. dollars using the current method as follows:

i) monetary items at the rate prevailing at the balance sheet date;
ii) non-monetary items at the historical exchange rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.

Adjustments arising from the translation of the foreign currency amounts are included as a separate component of stockholders’ equity.

i)	Restoration Costs

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 - “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The implementation of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

j)	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150 – “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

FASB has also issued SFAS No. 145, 146, 147 and 149 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

NOTE 3. REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 5,170,578 common shares and 1,815,163 share purchase warrants were held in escrow as at September 30, 2004 (March 31, 2004, 6,204,694 common shares and 2,178,195 share purchase warrants) (Note 5(b)). Each share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 15, 2005. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

The Company has determined that the share purchase warrants issued as part of the transaction have a fair value of $629,256 as determined by using the Black-Scholes pricing model with the assumptions as stated in Note 5(c). The amount is considered to be additional consideration given to the former GEO-Idaho shareholders and, as such, has been allocated, along with the net liabilities assumed of GTH, to deficit.

The acquisition is summarized as follows:

Current assets (including cash of $5,798)	$11,616
Current liabilities	(419,782)

Net liabilities assumed	$(408,166)

The net liabilities assumed has been charged to accumulated deficit.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

GEO-Idaho entered into an agreement, as amended December 3, 2002, with Vulcan Power Company (“Vulcan”), a company incorporated in Colorado, U.S.A., to purchase up to a 100% interest in the Raft River Geothermal Property (“the Property”) located in Cassia County, Idaho, U.S.A., in exchange for 1,895,000 shares (the “old shares”) and 1,612,000 warrants (the “old warrants”) of GEO-Idaho and up to $600,000 in cash. A condition to acquiring 100% of the Property is the completion by GEO-Idaho of at least a $200,000 work program on the Property. The old shares and old warrants were exchanged subsequent to December 31, 2002 (as part of the reverse take-over described in Notes 3 and 5(a)(vii)) for shares and warrants of the Company.

As at December 31, 2004, the Company has acquired a 75% interest in the Property by making cash payments totalling $250,000 in fiscal 2003 and $225,000 in fiscal 2004. The Company has also completed the work program.

To purchase the remaining 25% interest in the Property, the Company must pay Vulcan $125,000 on or before receipt of project financing for construction of the power plant.

Property, plant and equipment consisted of the following:

	DECEMBER	MARCH 31
	31
	2004	2004	2003

Geothermal property (land and equipment)
Shares issued	$-	$-	$17,000
Cash payments	-	225,000	250,000
	-	225,000	267,000
Balance, beginning of year	492,000	267,000	-
Balance, end of year	492,000	492,000	267,000

Other equipment
Acquisitions	-	2,306	1,668
Balance, beginning of year	3,994	1,688	-
Balance, end of year	3,994	3,994	1,688
	495,994	495,994	268,688
Less: Accumulated depreciation	(1,017)	(576)	(253)

	$494,977	$495,418	$268,435

NOTE 5. SHARE CAPITAL
a)	Shares Issued

	i)	On February 2, 2002, prior to the reverse take-over on December 19, 2003, GEO-Idaho issued an aggregate of 2,600,000 common shares to the founders of GEO-Idaho for proceeds of $40,000.

ii)
On March 5, 2002, GEO-Idaho issued 1,895,000 shares and 1,612,000 old warrants to Vulcan Power Company in partial consideration for the Vulcan Property. The shares and old warrants had a fair value at that date of $17,000. AS GEO-Idaho was a non-public entity at the time of issuance, the fair value of the warrants was calculated using the minimum value method, resulting in a fair value of $Nil. Accordingly, the shares and old warrants were recorded as acquisition of property, plant and equipment.

iii)
On May 28, 2002, GEO-Idaho issued 395,000 common shares for at a price of $0.25 per share for cash proceeds of $98,750 and 5,000 common shares for consulting services. The shares issued for services had a fair value on that date of $1,250. Accordingly, the shares issued for services were recorded as a charge to consulting fees in the consolidated statement of operations.

iv)
On November 1, 2002,GEO-Idaho issued 1,023,667 common shares at a price of $0.30 per share for cash proceeds of $307,100 and 10,000 common shares for services related to the geothermal property. The shares issued for services had a fair value on that date of $3,000. Accordingly, these shares were recorded as a charge to exploration expenditures in the consolidated statement of operations.

	v)	On February 14, 2003, the Company issued 151,170 common shares to directors of the Company for management services. These shares had a fair value on that date of

$45,350. Accordingly, these shares were recorded as a charge to management fees in the consolidated statement of operations.

vi)
On April 25, 2003, the Company committed to issue convertible promissory notes in an  aggregate principal amount of $269,000. The notes were convertible, at the option of  the holder, into units as described in subparagraph (viii), except with respect to the  expiration date of the units. The notes carried an interest rate of 20%. See  subparagraph (viii).

vii)
On December 19, 2003, the Company issued 6,939,992 shares and 2,420,217  warrants (the “new warrants”) to the shareholders of GEO-Idaho to effect the reverse  take-over (“RTO”). Pursuant to the negotiated agreement of the parties, as approved  by the TSX Venture Exchange, the GEO-Idaho shares were exchanged on a one-for-  one basis with all shareholders other than Vulcan Power Company, which received  shares and warrants so that Vulcan Power would own 14% on a non-diluted and 25%  on a fully-diluted basis after closing (taking into account the private placement closed  in conjunction with the RTO discussed below). To meet these percentages, Vulcan  was issued 1,755,159 shares and 2,420,217 warrants. Vulcan held 1,895,000 GEO-  Idaho shares and 1,612,000 GEO-Idaho warrants prior to the RTO (see subparagraph  (ii) above). The new warrants, issued only to Vulcan as the sole old warrant holder of  GEO-Idaho, have an exercise price of $0.75 per share and expire December 15, 2005.  Concurrently, the Company issued 3,322,221 units for a private placement at a price  of $0.45 per unit. Each unit consists of one common share and one half of one share  purchase warrant. Each full share purchase warrant entitles the holder to purchase  one additional common share at a price of $0.75 per share until December 15, 2005.  The share issuance costs of this issuance were $100,559. Of this amount, $75,122  was paid in cash and $25,437 was paid by the issuance of 83,333 agent’s warrants to  purchase up to 83,333 common shares, exercisable at a price of $0.45 until December  15, 2005. The value assigned to the new warrants was $629,256 ($0.26 per warrant),  and the value assigned to the warrants included in the units was $431,889 ($0.26 per  warrant) as calculated by the Black-Scholes model. The exercise date of the warrants  issued in connection with the private placement and agent services can be accelerated  to 30 days after written notice from the Company provided that the Company has  obtained both: (i) all material permits and licenses necessary to authorize initiation of  construction of a 10 megawatt power plant; and (ii) power purchase and transmission  agreements. The fair value of the agent’s warrants of $25,437 ($0.30 per warrant)  was calculated by the Black-Scholes model. The share issue costs have been netted  against the proceeds allocated to additional paid in capital.

viii)
During the year ended March 31, 2004, the Company made cash payments totalling $137,398 pursuant to the convertible notes described in subparagraph (vi). On  February 20, 2004, the Company issued 385,864 units, at a value of $0.45 per unit, on  conversion of amounts due under convertible promissory notes totalling $173,639,  including unpaid principal of $147,000 and interest accrued at a rate of 20% per  annum totalling $26,638. Each unit is identical to the units issued in the December  2003 private placement, other than the term of the warrants expires on February 17,  2006.

ix)	On September 17, 2004, the Company issued 4,000,001 units for a private placement at a price of $0.85 CDN ($0.66 U.S. as at September 30, 2004) per unit. Each unit consists of one common share and one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share at a price of $1.25 CDN ($0.98 U.S. as at September 30, 2004) per share until September 17, 2006. Should the closing price of the Company’s common shares exceed $1.65 CDN ($1.29 U.S. as at September 30, 2004) per share for twenty consecutive trading days, the exercise date of the warrants can be accelerated to a date not earlier than twenty days following the date of the press release indicating the acceleration.

In payment for services provided in connection with the private placement, the Company paid $225,131 in cash and granted 280,000 agent’s warrants exercisable at a price of $0.85 CDN ($0.66 U.S. as at September 30, 2004) until September 17, 2006. The warrants are exercisable into units identical (including with respect to acceleration) to the units offered in the private placement. The fair value of $133,341 as calculated by the Black-Scholes model was recorded as a share issue cost.

x)
On October 20, 2004, the Company issued 278,735 shares upon the exercise of 278,735 stock options at an exercise price of $0.60 CDN ($0.47 U.S.) to Daniel Kunz, Doug Glaspey, Paul Larkin and Ron Bourgeois.

b)	Escrow Shares

The following common shares and share purchase warrants are in escrow:

	DECEMBER 31	MARCH 31
	2004	2004	2003

Common shares	4,241,540	6,439,567	23,573
Share purchase warrants	1,785,463	2,678,195	-

The escrow shares and warrants are held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required the escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO-Idaho (Note 3) and the concurrently completed private placement (Note 5(a)(vii)).

c)	Stock Purchase Warrants

As at December 31, 2004, the following share purchase warrants are outstanding:

	EXERCISABLE
WARRANTS	INTO
ISSUED	NUMBER	EXERCISE	EXPIRY	FAIR
PURSUANT TO	OF	PRICE	DATE	VALUE (1)
	COMMON
	SHARES

Acquisition of U.S.
Geothermal – Idaho	2,420,217	$0.75	December 15,	$629,256
Inc.			2005
Private placement	1,661,110	$0.75	December 15,	$431,889

			2005
Agent’s warrants	83,333	$0.45	December 15,	$25,437
			2005
Conversion of notes	192,932	$0.75	February 17,	$50,162
			2006
Private placement	4,000,001	$1.25	September 17,	$1,190,697
		CDN	2006
Agent’s warrants	280,000	$0.85	September 17,	$133,341
		CDN	2006

	8,637,593			$2,460,782

(1)	The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	DECEMBER	MARCH 31
	31
	2004	2004	2003

Dividend yield	0%	0%
Expected volatility	150%	136%	-
Risk free interest rate	2.65%	4.18%	-
Expected life	24 months	24 months	-

NOTE 6. STOCK BASED COMPENSATION

Under the rules of the TSX Venture Board, the Company's 2004 stock option plan provides for the grant of incentive stock options for up to 2,200,000 common shares to employees, consultants, officers and directors of the company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months.

During the year ended March 31, 2004, the Company granted 1,745,000 stock options to consultants, directors and officers exercisable at a price of $0.60 CDN ($0.47 USD as at September 30, 2004; and $0.44 USD as at March 31, 2004) until January 3, 2009. During the quarter ended December 31, 2004, the Company granted 460,000 stock options to consultants, directors and officers exercisable at prices ranging from $0.72 to $0.90 CDN ($0.57 to $0.71 USD as at December 31, 2004).

Compensation expense related to stock options granted to consultants is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $222,976 was included in consulting fees as at March 31, 2004, and an additional $270,844 compensation expense was recorded in consulting fees during the quarter ended December 31, 2004.

The changes in stock options are as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	NUMBER	PRICE
Balance outstanding, March 31, 2002
and 2003	-	$-
Granted	1,745,000	0.60 CDN
Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN
Granted	460,000	$0.72/0.90 CDN
Cancelled	-240,000	0.60 CDN
Exercised	-278,735	0.60 CDN
	1,686,265	$0.60/0.72/0.90 CDN

Had the Company determined compensation cost to employees and directors at the grant dates for those options granted during the year ended March 31, 2004 consistent with the fair value method of accounting for stock based compensation, the Company’s net loss would have been increased to the pro-forma amounts indicated below:
	YEAR ENDED
	MARCH 31
	2004	2003

Net loss for the period – as reported	$(603,303)	$(164,909)
Add: Stock based compensation expense
included in net loss as reported
	222,986	-
Less: Stock based compensation expense
determined under fair value method
	(296,084)	-

Net loss for the period – pro-forma	$(676,401)	$(164,909)

Net loss per share (basic and diluted) – as
reported	$(0.10)	$(0.03)
Net loss per share (basic and diluted) –
pro-forma	$(0.11)	$(0.03)

The fair value of the stock options including the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.30 per share. The assumptions used to calculate the pro-forma disclosure and the weighted average information are as follows:

MARCH
31
2004

Risk free interest rate	4.18%
Expected dividend yield	0
Expected lives	5
Expected volatility	136%

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

NOTE 7. INCOME TAX LOSSES

The Company’s provision for income taxes differs from the amounts computed by applying the United States federal statutory income tax rates to the loss as a result of the following:

	DECEMBER	MARCH 31
	31
	2004	2004	2003

Statutory rates	35%	35%	35%

Recovery of income taxes computed at
statutory rates	$(190,628)	$(211,156)	$(57,718)
Non-deductible items	-	78,045	-
Tax benefit not recognized on current
losses	190,628	133,111	57,718

	$-	$-	$-

The components of the deferred tax asset and valuation allowance are long-term items. Whereas no reduction in valuation is anticipated within a year, the tax effects of timing differences that give rise to significant components of the future tax assets and future tax liabilities are as follows:
	DECEMBER	MARCH 31
	31
	2004	2004	2003

Net operating loss carry forward	$370,000	$191,000	$58,000
Property, plant and equipment	167,000	172,000	93,000

Less: Valuation allowance	(537,000)	(363,000)	(151,000)

Deferred tax asset	$-	$-	$-

At December 31, 2004, the Company has net operating losses of approximately $1,089,000, which may be carried forward to apply against future years’ income for tax purposes expiring as follows:

2023	$165,000
2024	$380,000
2025	$544,000

NOTE 8. COMMITMENTS

The Company has entered in several lease agreements with terms expiring up to February 2014, for geothermal properties adjoining the Raft River Geothermal Property.

The leases provide for the following annual payments:

2006	$17,700
2007	$17,700
2008	$9,200
2009	$9,300
2010	$9,300
2011	$9,300
2012	$9,300
2013	$300

9. RELATED PARTY TRANSACTIONS

As at December 31, 2004, an amount of $2,665 (December 31, 2003 - $84,000) is payable to directors and officers of the Company.

b)	The Company incurred the following transactions with directors, officers and a company with a common director:

	Dec. 31, 2004	Dec. 31, 2003
Management fees	$-	$27,000
Salaries and wages	$34,334	$-
Consulting and Admin.	$28,893	$-
Legal fees	$1,890	$-
Rent/Office costs	$2,504	$-
Travel	$15,840	$-
	$82,639	$27,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

U.S. Geothermal Inc. is a Delaware corporation. The Company’s shares of common stock trade on the TSX Venture Exchange under the symbol “GTH”. On December 19, 2003, the Company acquired all of the outstanding securities of U.S. Geothermal, Inc., an Idaho corporation (“Geo-Idaho”) incorporated in February 2002, through a transaction merging Geo-Idaho into Evergreen Power Inc., a wholly-owned Idaho subsidiary formed for purposes of the merger transaction. Following the merger, the Company changed its name from U.S. Cobalt Inc. to U.S. Geothermal Inc. Pursuant to the merger, Geo-Idaho became the surviving subsidiary of the Company, and Evergreen Power, Inc. ceased to exist. GTH is still a development stage company and has produced no revenues to date.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors and conditions described in the discussions of “Risk Factors” and “Managements Plan of Operations” in the Company’s SB-2 registration statement filed on February 8, 2005, as well as similar discussions in this report and are included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s quarterly reports on Form 10-QSB, the annual report on Form 10-KSB, and current reports on Form 8-K. Holders of the Company’s securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

During the three months ended December 31, 2004, GTH was focused on (1) utilizing the results of the extended well testing program at the Raft River, Idaho geothermal project (“Raft River”), (2) the procurement of a power purchase agreement, and (3) the evaluation of acquisitions of new geothermal projects. The data collected in the well testing program was utilized by GeothermEx Inc. (“GeothermEx”) to complete an independent productivity assessment that concluded that four production wells have an initial electrical power capacity of 13.8 megawatts utilizing binary cycle power process technology. On January 24, 2005, the Idaho Public Utilities Commission approved a long-term power purchase agreement with Idaho Power Company for the sale of power output from the proposed GTH power plant.

On February 11, 2005 the Company’s SB-2 registration statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”).

PLAN OF OPERATIONS

The Company’s plan of operation for the next 12 months includes the following elements:

(1)	Obtain final bids for construction of the 10 MW power plant contemplated by the power purchase agreement with Idaho Power Company executed December 29, 2004.

(2)
Prepare a term sheet and solicit proposals for financing to construct the power plant. (3) Negotiate and execute an engineering, procurement and construction agreement with an engineering firm with experience in the design, construction and commissioning of geothermal based power generation facilities.

(4)	Initiate project construction.

(5)	Continue to seek and acquire additional geothermal resource properties and/or operations.

Resource Utilization. For the first phase of development at Raft River, the Company will commercialize the existing production wells and energy field by construction of a 10 MW geothermal power plant that will provide the energy to be delivered under the power purchase agreement (“PPA”) with Idaho Power Company. The company expects to receive final EPC and other construction-related bids (see Engineering/EPC Contract and Project Design, below) by the end of May, 2005, from which it will be able to develop a final term sheet for financing of a power plant. The draft term sheet has been provided to potential financing sources to initiate discussions regarding financing structure, and the company anticipates that financing will be completed and initial construction activities can begin by the third quarter, 2005. Construction is anticipated to take approximately 14 to 16 months (assuming no significant or unusual delays from weather, supply issues or similar events), and the initial power plant would begin production by the late fall or winter of 2006.

Engineering / EPC Contract and Project Design. The first phase plant design will be finalized to meet the requirements of the PPA and the basis for a request for proposal from engineering and/or engineering-procurement-construction (“EPC”) contractors. GTH is finalizing project design plans for a conventional 10 MW facility. In addition, GTH is exploring the feasibility of using an advanced power generation process, the ammonia absorption power cycle (AAPC), which is a new application of refrigeration technology.

This technology should be more efficient in producing energy from the existing wells, which would provide the ability to obtain energy from the existing wells for a longer period of time, and possibly reduce the number of additional wells that would be necessary for the first phase project and future phases. The U.S. Department of Energy awarded the Company a $2.2 million grant in February 2005 which can be used to construct a power plant that uses the AAPC process. While very promising and proven in other applications, the technology is unproven in this application. In order to obtain financing, adequate performance guarantees would be needed from qualified engineering and/or construction companies. The grant would be used to help mitigate the cost of these guarantees. Because the plant and equipment incorporating the advanced power generation process and the conventional technology are approximately 90% the same, the company is able to pursue both paths concurrently. The company expects to receive final bids based on its request for proposal, decide whether to pursue the AAPC technology or the conventional technology, and finalize its plans accordingly, by the end of May 2005.

Power Purchase Agreement. The Company signed a power purchase agreement (“PPA”) as a Qualifying Facility on December 29, 2004 with the Idaho Power Company. The PPA forms the basis for the economic development of the first phase of the Raft River project and allows for the arrangement of a financing package to construct the facilities, including the power plant. The PPA has a 20-year term and includes annually adjusted electric power prices based on the avoided cost method, which the company believes will be adequate for the successful development of a 10 MW power plant.

The Company will seek additional power purchase agreements for future phases, which will involve drilling new wells and determining the production capacity of those wells for additional plant construction. At this time it is not possible to estimate if or when future wells will be drilled. Future phases may involve additional PPA’s with Idaho Power or other utilities in the service area and may or may not include terms similar to the first phase PPA.

Transmission / Interconnect Agreement. The interconnect study is underway. A request for a firm, point-to-point transmission contract for 12 MW was sent to Bonneville Power Administration- Transmission Business Line (TBL) on March 7, 2005 and a contract is expected within 60 days. An Interconnect Feasibility Evaluation has been completed by TBL and no problems have been identified for up to 30 MW of transmission capacity to the delivery point. TBL has estimated the cost of the interconnect, and has issued a National Environmental Policy Act (“NEPA”) categorical exclusion for the substation requirements. A detailed Interconnection Facility Study is underway by TBL. We expect both of these agreements will be finalized by the end of 2nd quarter 2005.

Permitting. The Company has begun permitting activities, which will be ongoing throughout the execution of the project. Most of the project is on private ground and GTH believes the project does not require a federal NEPA action unless the DOE grant is accepted. If the DOE grant is used for the project, an Environmental Assessment will be required. The Environmental Assessment would require additional permitting activities by the Company and would add to the overall time required for initiation of construction. During the Department of Energy’s development of the Raft River project in the early 1980’s, a multi-year survey of land, plant, animal, archeological, weather, and human health survey was undertaken. The DOE published an extensive report in 1982. GTH contacted the Department of the Interior Fish and Wildlife Service regarding any plants or animals in the region that are listed as threatened or endangered species, and received a reply stating that there are no issues identified for the project that require consultation under Section 7 of the Endangered Species Act of 1973, as amended.

An application for a Conditional Use Permit was submitted to the Cassia County Planning and Zoning Commission on February 17, 2005. A hearing before the Commission on the permit is scheduled for April 7, 2005. Various state permits may or may not be required for the project, depending upon the technology used for the power plant.

Project Financing. Our cash position as at December 31, 2004, is adequate to fund our activities to December 31, 2005. On or before December 31, 2005, we will have to raise additional capital to construct the initial Raft River power plant, and for future working capital.

Total capital expenditures for the initial power plant are currently projected to be between $24 and $30 million. We expect we will finance the plant through a combination of debt and equity, with the equity portion being up to 30% of the total. We anticipate that some or all of the equity portion may be raised through the exercise of outstanding warrants. Discussions for both construction and long-term financing for the initial facility are currently taking place with potential lending institutions that specialize in power plant project debt financing, as well as investment banking firms interested in raising the equity portion of the capital cost for the project, and with potential participants who may be interested in utilizing tax credits that may be available to the project.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties that it believes will add to the value of the company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and advanced geothermal or other renewable energy properties.

Employees. GTH currently has six employees including three full-time employees. Once construction financing is obtained, we intend to engage consultants and service providers, including a construction contractor. Once the power plant is completed, we intend to hire approximately 12 to 14 operating staff, at an estimated annual cost of $635,000. If the Company is successful in making acquisitions, additional management and administrative staff may be added.

RESULTS OF OPERATIONS

The Company incurred a net loss of $435,190 ($979,842 year to date) after interest income of $9,893 for the three months ended December 31, 2004, as compared to a net loss of $134,781 for the same period in 2003 with no interest income or foreign exchange amounts. During the three months ended December 31, 2004 there were no revenues, which was the situation for the same period ended December 31, 2003 as GTH was still in a development stage and had not yet placed its geothermal reservoir into commercial electricity power generation.

Expenses were $445,083 as compared to $134,781 for the same period a year earlier. Consulting fees increased to $314,416 for the three months ended December 31, 2004, and were nil for the same period ended December 31, 2003. The increase in consulting fees was due to the recording of an amount of $270,844 for stock based compensation relating to the grant of 460,000 new stock options on November 10, 2004, as well as amounts incurred with consultants for the evaluation of new projects, corporate relations consultants who received $8,610 and consultants who worked on the PPA who received approximately $15,277. The amount for consulting fees in 2003 was nil due to the fact that Geo-Idaho did not have any consultants conducting activities in relation to Raft River, which was still in a preliminary stage while Geo-Idaho was focussing on the reverse takeover transaction.

In the three month period ended December 31, 2004, professional fees increased to $100,724 from $25,563 for the period ended December 31, 2003. The increase was due in part to legal work incurred in connection with the Company’s registration statement in the amount of $38,032, and approximately $7,555 was spent on legal work for the PPA, public utility submissions and on water rights. The Company expended $9,840 on corporate legal fees during the quarter as well as $11,653 on audit work associated with the Company’s registration statement. Salaries and wages grew to $64,580 from nil the previous year as the Company made payments to its contracted employees.

Management fees were nil in the quarter ended December 31, 2004 compared to $27,000 a year earlier as three of the corporate officers who were being paid management fees previously, are now being paid a salary in connection with their contracted employment.

Corporate administration and development was $3,710 compared to $4,520 a year earlier. Travel and promotion was $16,719 compared to $2,406 in the same period in 2003. This increase resulted from the need to travel between the two corporate offices becoming necessary more often due to the increased activity regarding management of corporate activities, prospective new projects, as well as the ongoing work at Raft River. The Company also recorded an Insurance expense during the quarter in the amount of $49,886 in connection with Directors and Officers liability insurance.

SUMMARY OF QUARTERLY RESULTS

The following table represents the results of the three completed quarters of the Company’s current fiscal year:

Quarter	Revenues	Income (loss) for the period	Basic income (loss) per share
31-Dec-04	Nil	-$ 435,190	-$ 0.03
30-Sep-04	Nil	-$ 411,669	-$ 0.03
30-Jun-04	Nil	-$ 132,983	-$ 0.01

Costs remained steady during the quarter ended June 30, 2004, as the Company continued its efforts at Raft River by employing consulting engineers and conducting corporate relations activities. The spike in losses during the quarter ended September 30, 2004 was as a result of substantially higher professional fees, which arose from the Company’s increased need for legal counsel in connection with the filing and amended filing of the Company’s SEC registration statement. There were also professional legal fees incurred in connection with the Cdn $3.4 million private placement financing the Company closed on September 17, 2004. The quarter ended December 31, 2004 saw the Company recover a net amount of $140,150 on interest and foreign exchange and interest income of $9,893 with gross expenses totalling $585,233. The expenses were similar in the quarter immediately prior as the Company maintained its increased activities at Raft River.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, GTH had an accumulated deficit of ($2,785,476). The Company expects to incur losses for at least the next 24 months. There can be no assurance that the Company will ever make a profit. To achieve profitability, the Company must obtain financing to build and commission a geothermal electrical power generation facility. At December 31, 2004, the cash position of the Company was $2,552,382 as compared to $2,605,722 at September 30, 2004. Working capital was $2,545,705 at December 31, 2004 as compared to $2,583,599 three months earlier. Additional financing will be required to fund the cost of continued development of the Raft River project and other operating activities, including the construction and commissioning of a power generation facility.

During the quarter, GTH had a grant receivable of $52,706 in connection with its Raft River GRED non-repayable, cost sharing grant from the U.S. DOE. Accordingly, the U.S. DOE will pay $730,000 of the work over and well testing program, which is approximately 70% complete. GTH’s financial exposure on completing this program has been reduced to approximately $70,000, thus conserving our current financial resources.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of December 31, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2004, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2004, 278,735 options for common stock at a price of $0.47 US were exercised for gross proceeds of $130,657. No commissions were paid on account of the issuance. The shares were issued to officers and directors of the Company under the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act. The Company is using the proceeds of this issuance for general working capital.

ITEM 5. OTHER INFORMATION

On November 10, 2004, there were 240,000 options cancelled and 460,000 new options granted to consultants and employees of the Company with an expiry date of November 10, 2009 and exercise prices varying from $0.72 Cdn to $0.90 Cdn.

ITEM 6. EXHIBITS AND REPORTS

See the exhibits index to this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: March 21, 2005	By	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: March 21, 2005	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.1	Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company dated December 3, 2002 (1)
10.2	Amendment No. 1 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated November 15, 2003 (1)
10.3	Amendment No. 2 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated December 30, 2003 (1)
10.4	Letter Agreement dated January 8, 2004 between U.S. Geothermal Inc. and Vulcan Power Company (1)
10.5	Geothermal Lease and Agreement dated July 11, 2002, by and between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc., an Idaho corporation (1)
10.6	Geothermal Lease and Agreement dated June 14, 2002, by and between Jensen Investments Inc. and U.S. Geothermal Inc., an Idaho corporation (1)
10.7	Geothermal Lease and Agreement dated March 1, 2004, by and between: Jay Newbold and U.S. Geothermal Inc., an Idaho corporation (1)
10.8	Geothermal Lease and Agreement dated June 28, 2003, by and between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc., an Idaho corporation (1)
10.10	Administrative Services Contract between U.S. Geothermal Inc. and New Dawn Holdings Ltd . (1)
10.12	Employment Agreement for Daniel Kunz (1)
10.15	Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders (1)
10.16	Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders .(1)
10.17	First Amended and Restated Merger Agreement among U.S. Cobalt Inc., a Delaware corporation, EverGreen Power Inc., an Idaho corporation, U.S. Geothermal Inc., an Idaho corporation ("Geo"), and the stockholders of Geo (1)
10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.19	Stock Option Plan of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) dated April 3, 2003 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)
10.21	Employment Agreement for Kevin Kitz (2)
10.22	Employment Agreement for Kerry D. Hawkley (2)
10.23	Employment Agreement for Douglas Glaspey (2)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1) Filed as part of Form SB-2 filed with the SEC on July 8, 2004, and incorporated herein by this reference.

(2) Filed as part of Amendment No. 2 to Form SB-2 filed with the SEC on January 10, 2005, and incorporated herein by this reference.

(3) Filed herewith.