Form 10KSB
period 2005-03-31
US GEOTHERMAL INC
filed 2005-07-13
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2005

Commission File Number 333-117287

US GEOTHERMAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1509 Tyrell Lane, Suite B
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

208-424-1027
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent year: $NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 11, 2005: $7,999,837.50

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of May 31, 2005
Common stock, par value	17,331,429
$0.001 per share

Transitional Small Business Disclosure Format (check one)
Yes ☐ No ☒

USGeothermal

U.S. Geothermal Inc. and Subsidiaries

Form 10-KSB

For the Year ended March 31, 2005

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the company with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of an authorized executive officer of the company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors and conditions described in the discussions of “Risk Factors” and “Management’s Plan of Operations” in this report and in other documents the company files from time to time with the Securities and Exchange Commission. The reader is cautioned that the company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of the company over time means that actual events are bearing out as estimated in such forward-looking statements.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

The Company’s Business

U.S. Geothermal Inc. (the “company,” “GTH” or “we” or “us” or words of similar import) is in the renewable “green” energy business. Through its subsidiary, U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho,” although our references to the company include and refer to our operations through Geo-Idaho), we are developing geothermal energy power plants in the Raft River area of Idaho. As more thoroughly discussed in the section below on Management’s Plan of Operations, the company has entered into three power purchase agreements, at 10 megawatts (MW) each, with Idaho Power Company, and is in the process of developing the power plant for the first phase of production.

Business Development

U.S. Geothermal Inc. is a Delaware corporation. GTH was originally incorporated in the province of British Columbia, Canada, under the name “Mango Resources Ltd.” on September 14, 1987. It immediately began trading on the Vancouver Stock Exchange under the symbol “MRH.” On October 7, 1999, the company changed its name from “Mango Resources Ltd.” to “Consolidated Mango Resources Ltd.” and its share capital was consolidated on the basis of ten pre-consolidation common shares for one post-consolidation common share.

On March 13, 2000, the company moved to and began trading on the TSX Venture Exchange (which is the successor to the Vancouver Stock Exchange as well as some other provincial exchanges) under the name “US Cobalt Inc.” and under the symbol “USC” and continued to trade under that symbol until trading was halted on April 3, 2002, in accordance with TSX Venture Exchange policy, in anticipation of and pending completion of the company’s merger with Geo-Idaho. Upon completion of the merger, the company again began trading on the TSX Venture Exchange, under its current symbol, “GTH.”

Historically, GTH, first as Mango Resources and Consolidated Mango Resources and then as U.S. Cobalt, operated in the resources sector and held interests in various mining properties. Its mining activities were unproductive and by June, 1999, Mango had no significant assets and became inactive.

U.S. Cobalt Inc., a Colorado corporation (“USC Colorado”) was incorporated on April 27, 1998, to conduct cobalt exploration. In March 2000, the company completed a plan of arrangement with USC Colorado, continuing its incorporation from British Columbia to Delaware, under Delaware corporate law, as U.S. Cobalt Inc. A “plan of arrangement” and “continuation” are Canadian law concepts, whereby a Canadian provincial corporation may, practically speaking, become a Delaware (or other U.S. jurisdiction) corporation, similar to a state-to-state reincorporation under U.S. law. As part of the plan of arrangement, our authorized capital was changed from 100,000,000 common shares without par value to 100,000,000 shares of common stock with a par value of US $0.001 per share. USC Colorado became a subsidiary of the company, and conducted the cobalt exploration activities. By March of 2002, the company concluded that its then current cobalt exploration project was no longer promising, and determined it would refocus its business efforts on renewable, “green” energy projects. USC Colorado was voluntarily dissolved in March, 2005.

Geo-Idaho was formed as an Idaho corporation in February 2002 to conduct geothermal resource development. On March 5, 2002 Geo-Idaho entered into a letter agreement with Vulcan Power Company, pursuant to which Geo-Idaho agreed to acquire from Vulcan all of the real property, personal property and permits that comprised Vulcan’s interest in the Raft River project. We generally refer to Vulcan’s real and personal property interests as the “Vulcan Property”. On December 3, 2002 the letter agreement was replaced by a formal agreement with Vulcan (the “Vulcan Agreement”), which provided for the acquisition, in stages, of 100% of the Vulcan Property in consideration for shares and warrants of Geo-Idaho and cash payments to or on behalf of Vulcan of up to $600,000 (for 100% of the Vulcan Property). Geo-Idaho also agreed that, as a condition to completing the purchase of and as an owner of the Vulcan Property, it would work to advance the Raft River Project by expending at least $200,000 for a work program (which has since been completed). By March 31, 2004, Geo-Idaho had paid Vulcan $492,000 in securities and cash payments, to bring its percentage ownership in the Vulcan Property to 75%. GTH may acquire the remaining 25% interest for a payment of $125,000 at any time on or before receipt of project financing for construction of the initial power plant.

The opportunity to be involved in the geothermal business as presented by Geo-Idaho was attractive to GTH’s board of directors and subsequently approved by its shareholders. The company and Geo-Idaho entered into a merger agreement on February 28, 2002, which was amended and restated on November 30, 2003, and closed on December 19, 2003. In accordance with the merger agreement, GTH acquired Geo-Idaho through the merger of Geo-Idaho with a wholly-owned subsidiary, EverGreen Power Inc., an Idaho corporation formed for that purpose. Geo-Idaho is the surviving corporation and the subsidiary through which GTH conducts operations. As part of this acquisition, we changed our name to U.S. Geothermal Inc. Because the former Geo-Idaho shareholders became the majority holders of GTH, the transaction is treated as a “reverse takeover” for accounting purposes. For a more detailed discussion of the development of the company, please see the section titled “The Company and Its Business” of the company’s SB-2, filed with the SEC on April 7, 2005.

Competition

Although the market for different forms of energy is large and dominated by very powerful players, we perceive our industrial competition to be independent power producers and in particular those producers who provide “green“ renewable power. Our definition of green power is electricity derived from a source that does not pollute the air, water or earth. Sources of green power, in addition to geothermal, include wind, solar, biomass and run-of-the river hydroelectric. A number of states have instituted renewable portfolio standards (“RPS”) that require utilities to purchase a minimum percentage of their power from renewable sources. For example, RPS statutes in California and Nevada require 20% renewable, and according to the Department of Energy’s Energy Efficiency and Renewable Energy department, utilities in 34 states nationwide are providing their customers with the opportunity to purchase green, renewable power through premium pricing programs. As a result, we believe green power is a niche sub-market, in which many power purchasers are or are becoming committed to increasing their investments. Accordingly, the conventional energy producers do not provide direct competition.

In the Pacific Northwest there are currently no geothermal facilities. There exist a number of wind farms, as well as biomass and run-of-the river hydroelectric facilities. However, GTH believes that the combination of greater reliability and baseload generation from geothermal, access to infrastructure for deliverability, and a low "full life" cost will allow it to successfully compete for long term power purchase agreements.

Governmental Approvals and Regulation

GTH is subject to both federal and state regulation in respect of the production, sale and distribution of electricity. Federal legislation includes The Public Utilities Act of 1935 (which has two titles: The Public Utility Holding Company Act ("PUHCA") and the Federal Power Act), as well as the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992 ("EPACT "). Because GTH is defined as an independent power producer under the rules and regulations of the Federal Energy Regulatory Commission ("FERC"), the relevant aspects of federal legislation are that its electrical generating facilities qualify under the policy set forth under PURPA which encourages alternative energy sources such as geothermal, wind, biomass, solar and cogeneration. Additionally, under EPACT, the company is currently exempt from PUHCA legislation regulating rates for electricity on the wholesale level.

The State of Idaho also regulates electricity. The Public Utility law of the State of Idaho (Title 61 of the Idaho Code) grants authority for rules and regulation to the Idaho Public Utility Commission ("IPUC"). Regulated utilities have the exclusive right to distribute and sell electricity within their service area. They may purchase electricity in the wholesale market from independent producers like GTH. The IPUC, in accordance with Federal PURPA legislation has the authority to set the rules and regulations governing the sale of electricity generated from alternative energy sources. Regulated utilities are required to purchase electricity on an avoided cost basis from qualifying facilities.

Currently, the IPUC defines such a facility as having an average output capacity of 10 Megawatts (MW) per month and a contract term of 20 years. All PURPA contracts in Idaho are subject to the approval of the IPUC. GTH is not required to market any of the electricity that it may generate at Raft River to Idaho utilities; under EPACT, it can transmit and sell its electricity in another state. Nonetheless, GTH has signed three 10 MW power purchase agreements with the Idaho Power Company.

GTH will require the approval of various federal, state and local authorities for construction of a geothermal facility at Raft River. These authorities include the U.S. Fish and Wildlife Service, Environmental Protection Agency, Idaho Department of Environmental Quality, Idaho Department of Water Resources, Idaho Bureau of Hazardous Materials, Idaho State Historical Society, Cassia County and the Southern Idaho Regional Solid Waste District. We have retained Kleinfelder Inc. of Boise, Idaho, an independent environmental and regulatory consultant, to advise GTH as to the siting and design for purpose of governmental approvals. Additionally, David Evans & Associates of Boise, Idaho is providing consulting and engineering services for transmission and interconnection issues and the preparation of the application for a conditional use permit. Centra Consulting, Inc. of Boise, Idaho has been retained to assist with State of Idaho air quality permitting.

Environmental Compliance

As GTH’s design and permitting activities have progressed, it has further refined and clarified the environmental issues for which it will have to demonstrate compliance in the construction and operation of a geothermal facility at Raft River. Please see discussion below under Permitting in Item 6- Management’s Plan of Operations. The relevant legislation includes: Clean Air Act, Endangered Species Act, Clean Water Act, Rivers and Harbors Act, National Historic Preservation Act, National Pollutant Discharge Elimination System, Resource Conservation and Recovery Act, Idaho Solid Waste Facilities Act and the IDAPA Drilling for Geothermal Resource Rules. The environmental assessment that the company is conducting will identify any additional steps that are needed to comply with these acts.

We believe that a geothermal facility can be designed, constructed and placed into operation at Raft River that will meet environmental compliance requirements. At this time, the company does not believe that the cost of compliance at the federal, state and local levels will be significant.

Employees

GTH currently has seven employees including three full-time employees. Once construction financing is obtained, we intend to engage consultants and service providers, including a construction contractor. Once the power plant is completed, we intend to hire approximately 12 to 14 operating staff, at an estimated annual cost of $635,000. If the Company is successful in making acquisitions, additional management and administrative staff may be added.

Risk Factors

An investment in shares of our common stock involves a high degree of risk. Potential investors should consider the following factors, in addition to the other information provided by the company in its filings with the SEC in evaluating our business and proposed activities before they purchase any shares of our common stock.

Risks Relating To Our Business

Our ability to continue as a going concern is uncertain.
Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have a need for substantial funds to develop our geothermal properties. We have financed our activities to date using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our geothermal assets. All of the foregoing leads to questions concerning our ability to meet our obligations as they come due. There is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. GTH is in a development stage and there is no assurance at this time that we will procure the equity and/or debt financing required to build and commission a geothermal electrical power generation facility. The auditors’ report on the March 31, 2005 financial statements includes an explanatory paragraph that states that as the company has suffered recurring losses from operations, substantial doubt exists about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the company be unable to continue as a going concern.

We have a limited operating history, have incurred losses to date, and cannot give any assurance that we can ever attain profitability.
Our company has been engaged in limited activities in the geothermal business since Geo-Idaho’s incorporation in February 2002. As a result of our brief operating history, our operating results from historical periods are not readily comparable to and may not be indicative of future results. We have not generated revenues from operations to date, and cannot give any assurance that we will be able to generate revenues in the future. For the years ended March 31, 2003, 2004 and 2005, we incurred net losses of ($164,909), ($676,398), and ($1,830,421) respectively. At March 31, 2004, and March 31, 2005, we had accumulated deficits of ($1,878,729) and ($3,709,150), respectively. We expect to incur losses for at least the next 18 months. We cannot give you any assurance that we will soon make a profit or that we will ever make a profit. To achieve profitability, we must, among other things, obtain financing to build and commission a geothermal electrical power generation facility for our initial power purchase agreements.

Our future performance depends on our ability to establish that the geothermal resource is economically sustainable.
Geothermal resource exploration and development involves a high degree of risk. The recovery of the amounts shown for geothermal properties and related deferred costs on our financial statements, as well as the execution of our business plan generally, is dependent upon the existence of economically recoverable and sustainable reserves.

We have a need for substantial additional financing and will have to significantly curtail or cease operations if we are unable to secure such financing.
At March 31, 2005, we had a cash position of approximately $1,957,075. We require substantial additional financing to fund the cost of continued development of the Raft River project and other operating activities, to acquire the remaining ownership of property making up the project, and to finance the growth of our business, including the construction and commissioning of a power generation facility. If further funding is not obtained by December 31, 2005, we may be required to significantly curtail or cease operations. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in a joint venture partner to fund further development work, which would result in reducing our interest in the project.

It is very costly to place geothermal resources into commercial production.
Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant, and a transmission line, and considerable administrative costs would be incurred, together with the drilling of additional wells. We have estimated these costs to be around US $35,000,000. To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in GTH having to substantially reduce its interest in the project.

We may not be able to manage our growth.
Significant growth in our operations will place demands on our operational, administrative and financial resources, and the increased scope of our operations will present challenges to us due to increased management time and resources required and our existing limited staff. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial and administrative functions of Raft River and other acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

If we incur material debt to fund our business, we could face significant risks associated with such debt levels.
We will need to procure significant additional financing to construct, commission and operate a power plant at Raft River in order to generate and sell electricity. If this financing includes the issuance of material amounts of debt, this would expose GTH to risks including, among others, the following:

•                  a portion of our cash flow from operations would be used for the payment of principal and interest on such indebtedness and would not be available for financing capital expenditures or other purposes;

•                  a significant level of indebtedness and the covenants governing such indebtedness could limit our flexibility in planning for, or reacting to, changes in our business because certain activities or financing options may be limited or prohibited under the terms of agreements relating to such indebtedness;

•                  a significant level of indebtedness may make us more vulnerable to defaults by the purchasers of electricity or in the event of a downturn in our business because of fixed debt service obligations; and

•                  the terms of agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of such agreements were not satisfied, the lenders would be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness, which would likely include our interest in the project.

In such event, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations, including the repayment of outstanding principal and interest on such indebtedness.

The success of our business relies on retaining our key personnel.
We are dependent upon the services of our President and Chief Executive Officer, Daniel J. Kunz, our Chief Operating Officer, Douglas J. Glaspey, and Kevin Kitz, our Vice President – Project Development. The loss of any of their services could have a material adverse effect upon us. GTH has executed employment agreements with these persons but does not have key-man insurance on any of them.

Our development activities are inherently very risky.
The risks involved in the development of a geothermal resource cannot be over-stated. The development of a geothermal resource is such that there cannot be any assurance of success. Exploration costs are not fixed, and the resource cannot be relied upon until substantial development has taken place, which entails high exploration and development costs. The costs of development drilling are subject to numerous variables which could result in substantial cost overruns. Drilling for geothermal resource may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

Our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. If our drilling activities are not successful, we would experience a material adverse effect on our future results of operations and financial condition.

In addition to the substantial risk that wells drilled will not be productive, or may decline in productivity after commencement of production, hazards such as unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks are inherent in geothermal exploration and production. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. We do not fully insure against all risks associated with our business either because such insurance is not available or because the cost of such coverage is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.

The impact of governmental regulation could adversely affect our business.
Our business is subject to certain federal, state and local laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of electricity, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. Such laws and regulations may increase the costs of planning, designing, drilling, installing, operating and abandoning our geothermal wells, the power plant and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by federal, state and local jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge such materials into the environment in any of the following ways:

•                  from a well or drilling equipment at a drill site;

•                  leakage from gathering systems, pipelines, power plant and storage tanks;

•                  damage to geothermal wells resulting from accidents during normal operations; and

•                  blowouts, cratering and explosions.

In addition, the submission and approval of environmental impact assessments may be required. Environmental legislation is evolving in a manner which means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by such former operators.

Industry competition may impede our growth.
The electrical power generation industry, of which geothermal power is a sub-component, is highly competitive and we may not be able to compete successfully or grow our business.

We compete in areas of pricing, grid access and markets. The industry in the Pacific Northwest, in which the Raft River project is located, is complex as it is composed of public utility districts, cooperatives and investor-owned power companies. Many of the participants produce and distribute electricity. Their willingness to purchase electricity from an independent producer may be based on a number of factors and not solely on pricing and surety of supply.

Claims have been made that some geothermal plants cause seismic activity and related property damage.
There are approximately two dozen geothermal plants operating within a fifty-square-mile region in the area of Anderson Springs, in Northern California, and there is general agreement that the operation of these plants causes a generally low level of seismic activity. Some residents in the Anderson Springs area have asserted property damage claims against those plant operators. There are significant issues whether the plant operators are liable, and to date no court has found in favor of such claimants. Even if liability is imposed on operators in the Anderson Springs area, we do not believe the area of the Raft River project or our intended operation of a power plant present the same geological or seismic risks.

Actual costs of construction or operation of a power plant may exceed estimates used in negotiation of power purchase agreements.
The company’s three initial power purchase contracts are under rates established by the Idaho Public Utility Commission, using an “avoided-cost” model for cost of construction and operating costs of a power plant. If the actual costs of construction or operations exceed the model costs, the company may not be able to build the contemplated power plant, or if constructed, may not be able to operate profitably.

Payments under our initial power purchase agreement may be reduced if we are unable to forecast our production adequately.

Under the terms of our three initial power purchase agreements, if we do not deliver electricity output within 90% to 110% of our forecasted amount, payments for the amount delivered will be reduced, possibly significantly. If the company consistently mis-forecasts its output, its revenues will be reduced, and we may not be able to operate profitably.

There are some risks for which we do not or cannot carry insurance.
Because our current operations are limited in scope, GTH carries public liability insurance and directors’ and officers’ liability coverage, but does not currently insure against any other risks. As its operations progress, GTH will acquire additional coverage consistent with its operational needs, but GTH may become subject to liability for pollution or other hazards against which it cannot insure or cannot insure at sufficient levels or against which it may elect not to insure because of high premium costs or other reasons. In particular, coverage is not available for environmental liability or earthquake damage.

Our officers and directors may have conflicts of interests arising out of their relationships with other companies.
Several of our directors and officers serve (or may agree to serve) as directors or officers of other companies or have significant shareholdings in other companies. Because some of our executive officers currently serve in only part-time capacities, the extent that such other companies require their services may conflict with the available time or scheduling of services performed for GTH. To the extent that such other companies may participate in ventures in which GTH may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. If a conflict of interest arises, a director who has such a conflict will abstain from voting for or against the approval of such a participation or such terms. From time to time several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. Under the laws of the State of Delaware, the directors of GTH would be required to act honestly, in good faith and in the best interests of GTH.

In determining whether or not GTH would participate in a particular program and what interest GTH would acquire in it, the directors would primarily consider the degree of risk to which GTH would be exposed and its financial position at that time.

Risks Relating To The Market For Our Securities

A significant number of shares of our common stock are eligible for sale in the United States, which could have an adverse effect on the market price for our common stock and could adversely affect our ability to raise needed capital.
Currently, the number of shares in the public float on the TSX Venture Exchange and over-the-counter market in the U.S. is approximately 17,331,429. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of such a large number of shares.

Our officers and directors hold sufficient shares that acting collectively they may be able to influence the outcome of matters submitted to the shareholders.
Our officers and directors own in the aggregate approximately 33% of the company’s securities, on a fully diluted basis. If the officers and directors were to act collectively, assuming they continue to own all of their shares, there is a substantial likelihood that they would be able to influence the election of the directors of the company and the outcome of all corporate actions requiring the approval of the shareholders, such as mergers and acquisitions, in their own interests and to the detriment of the other shareholders.

The possible issuance of substantial amounts of additional shares without shareholder approval may dilute the percentage ownership of our shareholders.
There are 17,331,429 shares of our common stock outstanding and 10,393,858 shares of common stock issuable upon exercise or conversion of outstanding options and warrants. There are 100,000,000 shares of our common stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and may dilute the percentage ownership of our current shareholders.

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares of common stock.
There is currently only a limited public market for our common stock on the TSX Venture Exchange and on the Over-the-Counter Bulletin Board in the United States, and investors may be unable to resell their shares of common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our shareholders.
The market for our common stock is highly volatile, having ranged in the last twelve months from a low of CDN$0.70 to a high of CDN$1.10 on the TSX Venture Exchange and from a low of US$0.50 to a high of US$0.66 on the Over-the-Counter Bulletin Board. The trading price of our common stock on the TSX Venture Exchange and on the OTC is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

Our common stock is considered to be a “penny stock,” which may make it more difficult for investors to sell their shares.
Our common stock is considered to be a “penny stock.” The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

•                  deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market;

•                  provide the customer with current bid and offer quotations for the penny stock;

•                  explain the compensation of the broker-dealer and its salesperson in the transaction;

•                  provide monthly account statements showing the market value of each penny stock held in the customer’s account; and,

•                  make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock and investors may find it more difficult to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

The Raft River project, where the company’s geothermal operations are located, is in south-central Idaho, approximately 55 miles southeast of Burley, the county seat of Cassia County. Burley, population 8,300, is the local agricultural and manufacturing center for the area, providing a full range of light to heavy industrial services.

A commercial airport is located 90 miles to the northeast in Pocatello, Idaho. Pocatello, population 53,000, is a regional center for agriculture, heavy industry (mining, phosphate refining), technology and education with Idaho State University. Malta, a town with a population of 180, is 12 miles north of the project site where basic services, fuel, and groceries are available. Year-round access to the project from Burley is via Interstate Highway 84 south to State Highway 81 south, then east on the Narrows Canyon Road, an improved county road.

The Raft River project currently consists of seven parcels (generally referred to as the Vulcan Property, the Crank Lease, the Newbold Lease, the Jensen Lease, the Jensen Investments Lease, the Stewart Lease and the Elena Property) comprising 660 acres of fee land and 3,496.79 acres of contiguous leased geothermal rights located on private property in Sections 23, 24, 25, 26, 27, 28, 33, 34 and 35, Township 15 South, Range 26 East Boise Meridian, and Sections 17, 18, 19, 29, and 30, Township 15 South, Range 27 East Boise Meridian, Cassia County, Idaho. All parcels are defined by legal subdivision or by metes and bounds survey description. The seven parcels are as follows:

The Vulcan Property. The Vulcan Property includes both surface and geothermal rights and consists of two units. The first unit has a total area of 240 acres and is comprised of the East half of the South-East quarter of Section 22, plus the South-West quarter of Section 23, Township 15 South, Range 26 East Boise Meridian. Three geothermal wells (RRGE-1, RRGP-4 and RRGP-5) are located on this parcel. The second unit has a total area of 320 acres, and is comprised of the South half of the North-West quarter, the South half of the North-East quarter, and the entire South-East quarter of Section 25, Township 15, South, Range 26 East Boise Meridian. Three additional geothermal wells (RRGE-3, RRGI-6 and RRGI-7) are located on this parcel. A fourth well, RRGE-2, although located on the property covered by the Crank lease, was acquired by the company as part of its purchase of the Vulcan Property.

The Crank Lease. The Crank lease covers 160 acres of mineral and geothermal rights, with right of ingress and egress. The lease is comprised of the NE quarter of Section 23, Township 15 South, Range 26 East Boise Meridian.

The Newbold Lease. The Newbold lease covers 20 acres of both surface and geothermal rights. The lease is comprised of the NE quarter of Section 23, Township 15 South, Range 26 East Boise Meridian.

The Jensen Lease. The Jensen lease covers 2,954.75 acres of geothermal rights only. It is contiguous with the Vulcan property and the Crank lease with land parcels located in Sections

24, 25, 26, 27, 33, and 34, Township 15 South, Range 26 East Boise Meridian, and in Sections 18, 19, 20, 29, and 30, Township 15 South, Range 27 East Boise Meridian.

The Jensen Investments Lease. The Jensen Investments lease covers 44.5 acres of surface and geothermal rights in Section 35, Township 15 South, Range 26 East Boise Meridian, and is contiguous with the Jensen lease.

The Stewart Lease. The Stewart Lease covers 317.54 acres in two adjoining parcels; Parcel 1 includes the N half of the SE quarter of the SE quarter, the SE quarter of the SE quarter of the SE quarter, and the SW quarter of the SE quarter of the SE quarter of Section 23, and the W half of the SW quarter, the SE quarter of the SW quarter and part of the SE quarter of the SW quarter of Section 24, Township 15 South, Range 26 East Boise Meridian, contains 159.04 acres and includes surface and geothermal rights, Parcel 2 contains 158.50 acres in the NE quarter of Section 26, Township 15 South, Range 26 East Boise Meridian and only covers surface rights. The underlying geothermal rights for Parcel 2 are subject to the Jensen Lease.

The Elena Property. The Elena Property is approximately 100 acres of surface and geothermal rights, excluding the oil and gas rights to the property. The property is in the W half of the SE quarter, and the W half of the NE quarter of the SE quarter of Section 23, Township 15 South, Range 26 East Boise Meridian, and is contiguous to other properties owned and leased by the company.

Lease/Royalty Terms

The Crank lease, the Newbold lease, the Jensen lease and the Jensen Investments lease have royalties payable under the following terms:

(a)	Energy produced, saved and used for the generation of electric power, which is then sold by lessee, has a royalty of ten percent (10%) of the net proceeds.

(b)	Energy produced, saved and sold by lessee, then used by the purchaser for generation of electric power, has a royalty of ten percent (10%) of the market value.

(c)	Energy produced, which is used for any purpose other than the generation of electricity has a royalty of five percent (5%) of the gross proceeds.

The Stewart lease has production royalties payable under the following terms:

(a)	Energy produced, saved and sold by the Lessee, then used by the purchaser for generation of electric power, has a royalty of ten percent (10%) of the market value of the electric power.

(b)	Energy produced, saved and used for the generation of electric power, which is then sold by Lessee, has a royalty of three percent (3%) of the market value of the electric power.

(c)	Energy produced, which is used for any purpose other than the generation of electricity has a royalty of five percent (5%) of the gross proceeds.

No production royalties have been paid to date under any of the leases. All of the leases may be extended indefinitely if production is achieved during the primary term, so long as production is maintained. For each lease other than the Crank Lease (see below), once production is achieved the amounts due annually will be the greater of the production royalty and the minimum payment for the last year of the primary term. All payments under the leases are made annually in advance on the anniversary date of the particular lease. In addition, the following lease and other royalty terms apply to the individual leases:

The Crank Lease. The lease agreement with Janice Crank was originally entered into June 28, 2002, and had a primary term of 5 years. After GTH provided evidence to the lessor that the well (RRGE2) located on lessor’s property is not owned by the lessor (but instead is included in the Vulcan Property), a new lease was entered into on June 28, 2003, with a four-year initial term. Advance production royalties (on a June to June basis) are payable under the Crank lease as follows:

•                  Year 1 (Paid June 2002 under original lease): US $5,000

•                  Year 2 (Paid June 2003 under original lease): US $10,000

•                  Year 3 (Paid June 2004 under renegotiated lease): US $10,000

•                  Year 4: Due June 2005: US $10,000

•                  Year 5: Due June 2006: US $10,000

Payments for years 2002 through 2006 are advances against future production royalties. For later years, during commercial production, there is a minimum annual production royalty of US $18,000. The minimum amount that will be payable over the course of the leases is $45,000. Maximum amounts payable will depend on production from the property.

The Newbold Lease. The company leases this property pursuant to a lease agreement with Jay Newbold dated March 1, 2004. The Newbold lease has a primary term of 10 years (through February 28, 2014) and is extended indefinitely so long as production from the geothermal field is maintained. Lease payments are as follows:

•                  Years 1-5: $10.00 per acre or $200 per year (Year 1 paid on signing)

•                  Years 6-10: $15.00 per acre or $300 per year

The minimum amount that will be payable over the course of the lease is $2,500. Maximum amounts payable will depend on production from the property.

The Jensen Lease. The Jensen lease, with Sergene Jensen, lessor, is dated July 11, 2002, has a primary term of 10 years. Lease payments (on a July to July basis) are as follows:

•                  Years 1-5: US $2.50 per acre or $7,386.88 per year (Years 1-3 paid for a total of $22,160.64)

•                  Years 6-10: US $3.00 per acre or $8,864.25 per year

The minimum amount that will be payable over the course of the lease is $81,255.65. Maximum amounts payable will depend on production from the property.

The Jensen Investments Lease. The Jensen Investments lease, with Jensen Investments, Inc., is dated July 12, 2002, and has a primary term of 10 years. Lease payments (on a July to July basis) are as follows:

•                  Years 1-5: US $2.50 per acre or $111.25 per year (Years 1-3 paid for a total of $333.75)

•                  Years 6-10: US $3.00 per acre or $133.50 per year

The minimum amount that will be payable over the course of the lease is $1,223.75. Maximum amounts payable will depend on production from the property.

The Stewart Lease. The Stewart lease, with Reid and Ruth Stewart, is dated December 1, 2004, and has a term of 30 years. Lease payments are as follows:

•                  Year 1: US $8,000 (paid on signing).

•                  Year 2: US $5,000.

•                  Year 3-30: $5,000 plus an annual increase of 5% per year.

The minimum amount that will be payable over the course of the lease is $319,614.00. Maximum amounts payable will depend upon production from the property.

The total minimum amount payable under all of the leases during their primary terms is $449,593.43. All of the above listed lease payments are payable annually in advance, and are current through lease years beginning in 2004.

We sub-lease general office space “at cost” for our executive office in Boise from an affiliate of Daniel Kunz, the company's Chief Executive Officer, at an annual cost of $13,399. The underlying lease is a year-to-year lease that expires on January 31, 2006.

Until the construction of the power plant included in phase one of the Raft River project is initiated, management believes that only general liability and umbrella liability insurance is necessary. Additional insurance will be obtained prior to construction of the power plant.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2005, management is not aware of any legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 3, 2005, the common stock of US Geothermal Inc. has been listed for trading on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. J Giordano Securities Group (“Giordano”), of New York City, is the market maker for the company’s securities. The first trades of our shares on the Bulletin Board started June 8, 2005, but there can be no assurance that a viable and active trading market will develop. In limited trading on the Bulletin Board, the common stock of the company has traded from a low of US$0.50 to a high of US$0.66. There can be no assurance that even if a market is developed for our shares, there will be a sufficient market so that holders of common shares will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

Our common shares are traded on the TSX Venture Exchange under the symbol GTH. The following sets forth information relating to the trading of GTH shares on the TSX Venture Exchange. The trading prices reflect the reverse stock-split on a 5 to 1 basis, which was effected December 19, 2003. In accordance with TSX Venture Exchange policy, the trading of GTH shares was halted on April 3, 2002, prior to the announcement of the acquisition of Geo-Idaho, pending the completion of that acquisition. The last trade of shares of GTH prior to the halt was at CDN $0.80 per share ($0.16 pre-consolidation). Trading resumed on December 22, 2003 with the initial trade not occurring until January 5, 2004.

BID PRICES

2002	HIGH	LOW

	(CDN)	(CDN)
First Quarter	$1.00	$0.15
Second Quarter	$1.00	$0.75
Third Quarter	n/a	n/a
Fourth Quarter	n/a	n/a

2003

	(CDN)	(CDN)
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	none	none

2004
	(CDN)	(CDN)
First Quarter	$0.90	$0.54
Second Quarter	$1.05	$0.70
Third Quarter	$1.10	$0.76
Fourth Quarter	$1.05	$0.80

2005
	(CDN)	(CDN)
First Quarter	$1.10	$0.80
Second Quarter	$0.90	$0.61

As of June 30, 2005, we had approximately 300 stockholders of record.

The Company has never paid and does not intend to pay dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. All of the common shares are entitled to an equal share in any dividend declared and paid.

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,756,265	$ 0.530	828,235
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,756,265	$0.518	828,235

Recent Sales of Unregistered Securities

During the past three years, GTH has issued the following unregistered securities:

1.                On February 2, 2002, the following persons, as founders, purchased an aggregate of 2,600,000 shares of Geo-Idaho common stock for a total purchase price of $40,000:

Daniel J. Kunz	650,000
Douglas J. Glaspey	650,000
Paul A. Larkin	650,000
Ronald P. Bourgeois	650,000

The shares were issued in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption afforded by Section 4(2). Each of such persons purchased the shares for his own account, for investment and not with a view to the distribution of the shares. The certificates for the shares bear a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No commissions were paid with respect to the issuance.

2.                On March 5, 2002, 1,895,000 shares of Geo-Idaho common stock and 1,612,000 warrants to purchase shares of Geo-Idaho common stock were issued by Geo-Idaho to Vulcan Power Company in exchange for interests in the Raft River project. The value of the issued shares and warrants for financial statement purposes was approximately $17,000. The securities were issued in a transaction exempt from the registration requirements of the Securities Act in reliance on Section 4(2). Vulcan Power Company represented to Geo-Idaho that it purchased the securities for its own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of securities. No commissions were paid with respect to the issuance.

3.                On May 28, 2002, an aggregate of 400,000 shares of Geo-Idaho common stock were purchased by 13 persons for a subscription price of $0.25 per share, and gross proceeds of $98,750 in cash and $1,250 in consulting services. The purchasers either represented that they were "accredited investors" as defined in Regulation D, or the sales were to non-US persons and took place outside of the United States, as defined in Regulation S. None of the purchasers were officers or directors. The shares were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to Geo-Idaho that he purchased the shares for his own account, for investment and not with a view to the distribution of the shares. No commissions were paid with respect to the issuance.

4.                On November 1, 2002, an aggregate of 1,033,667 shares of Geo-Idaho common stock were purchased by 18 persons, including Daniel Kunz and John Walker, who are officers and/or directors of Geo-Idaho and GTH, for a subscription price of $0.30 per share, and gross proceeds of $307,100 in cash, and consulting services valued at $3,000. The purchasers were either "accredited investors" as defined in Regulation D, or the sales were to non-US persons and took place outside of the United States, as defined in Regulation S. The shares were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to Geo-Idaho that he purchased the shares for his own account, for investment and not with a view to the distribution of the shares. No commissions were paid with respect to the issuance.

5.                On February 14, 2003, GTH (then U.S. Cobalt Inc.) issued 151,170 shares to the following persons for past services rendered, at a deemed aggregate consideration of $45,350 or $0.30 per share:

Name	No. of Shares
Daniel J. Kunz	30,479
Douglas J. Glaspey	78,929
Paul A. Larkin	41,762
Total	151,170

6.                Pursuant to agreements executed April 25, 2003, GTH issued convertible promissory notes in the aggregate principal amount of $269,000 for bridge financing pending completion of the merger acquisition of Geo-Idaho, to a group of six investors, including Daniel Kunz and Kevin Kitz, officers of the company. The investors were either "accredited investors" as defined in Regulation D, or the transactions were with non-US persons and took place outside of the United States, as defined in Regulation S. The notes were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to the company that he purchased the notes for his own account, for investment and not with a view to the distribution of the notes. The notes were issued with a restrictive legend and stop transfer instructions were placed against the transfer of the notes. No commissions were paid with respect to the issuance.

7.                On December 19, 2003, GTH issued 6,939,992 shares of its common stock and 2,420,217 warrants to purchase its common stock in exchange for 100% of Geo-Idaho's outstanding shares and warrants. The shares were issued to the following persons, each of whom was a security holder of Geo-Idaho, in reliance on Section 4(2):

NAME	NO. OF SHARES
Vulcan Power Company	1,755,156
Daniel J. Kunz	1,254,769
Douglas J. Glaspey	1,014,649
Paul A. Larkin	863,187
Ronald Bourgeois	821,425
Tom Menning	183,332
Grim Estate Ltd.	180,000
Donald Nelson	108,000
Ronald C. Yanke	108,000
Ross Beaty	85,000
Gerald Sneddon	80,000
John H. Walker	73,807
Sneddon Family Trust	50,000
Steve R. Smith	45,000
Burton Egger	40,000
Steven Chi	36,667
Dr. John Swartley	36,667
John W. Leonard	35,000
William Brock	33,333
Robert Falls	24,000
Steven Jensen	21,000
John Beaulieu	20,000
William Batiuk	17,000
Barry Marcus	15,000
Roscoe Ward	5,000
H. Cobbs	4,000
Veritable Quandry LLC	10,000
Ed Cryer	10,000
Mary Mink	10,000

The warrants were issued solely to Vulcan Power Company, the sole warrant holder of Geo-Idaho, in reliance on Section 4(2), and are exercisable at a price of $0.75 per share, until December 15, 2005. Pursuant to the negotiated agreement of the parties, and as approved by the TSX Venture Exchange, the shares were exchanged on a one-for-one basis with all shareholders other than Vulcan Power Company, which received shares and warrants so that Vulcan Power would own 14% on a non-diluted and 25% on a fully-diluted basis after closing (and taking into account the private placement discussed in paragraph 8, below). The warrants were valued using the Black Scholes model at $0.26 each, or $629,256 in the aggregate, and recorded on our financial statements as an addition to deficit. Each of such persons represented to Geo-Idaho that he purchased the securities for his, her or its own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities.

8.                Also on December 19, 2003, GTH sold 3,322,221 shares of common stock and 1,661,110 warrants to purchase shares of its common stock in a private offering under Regulations D and S, at a price of $0.45 per unit (a unit being one share and one-half share purchase warrant), for gross proceeds of $1,494,999. The warrants are exercisable at an exercise price of $0.75 until December 15, 2005, subject to acceleration upon 30 days notice once the company obtains a license from permitting authorities for a 10 megawatt power plant and corresponding power purchase and power transmission agreements. The warrants were valued using the Black Scholes model at $0.26 each, or $431,889 in the aggregate. Of the 13 purchasers, two were residents of the United States who represented that they were "accredited investors" under Regulation D, and the remaining 11 sales were to non-US persons and took place outside of the United States, as defined in Regulation S. Daniel J. Kunz, an officer and director of GTH, subscribed for 1,111,111 units. Toll Cross Securities of Toronto, Canada, was paid a cash fee of $52,500 and issued warrants exercisable until December 15, 2005, to purchase 83,333 shares of GTH at an exercise price of $0.45, as compensation for its services in connection with the private offering. An additional $22,622 was incurred in legal expenses relating to the offering and together with the $52,500 cash and $25,437 fair value of the Agent’s warrants ($0.26 per warrant, calculated using the Black Scholes model) made up the $100,559 which was charged to share issue costs. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to the company that he purchased the securities for his own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities.

9.                On February 20, 2004, GTH issued 385,864 shares and 192,932 share purchase warrants in connection with the conversion of $147,000 of principal and $26,639 in interest of the promissory notes referred to in paragraph 5, above. Mr. Kunz did not participate in the conversion, and was repaid his principal and interest. The warrants are exercisable until February 17, 2006, at an exercise price of $0.75 per share, and are subject to acceleration upon 30 days notice once the company obtains a license from permitting authorities for a 10 megawatt power plant and corresponding power purchase and transmission agreements. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to the company that he purchased the securities for his own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

10.               On September 17, 2004, GTH sold 4,000,001 shares of common stock and 4,000,001 warrants to purchase shares of its common stock in a private offering under Regulation S, at a price of CDN $0.85 per unit (a unit being one share and one warrant), for gross proceeds of CDN $3,400,000. The units consist of one share and a warrant which entitles the holder to purchase one share at an exercise price of CDN $1.25 until September 17, 2006. GTH may accelerate the exercise period of the warrants on twenty days notice if the closing price of the company’s common shares on a public market exceeds CDN $1.65 for twenty consecutive business days.

The value of each warrant (using the Black-Scholes model) was $0.30, and the aggregate value of the 4,000,001 warrants was $1,190,697. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulation S. Each of such persons represented to the company that he purchased the securities for his own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. Dundee Securities Corporation of Toronto, Canada, was paid a cash fee of CDN $238,000, and issued a “compensation option” to acquire 280,000 units at an exercise price per unit of CDN $0.85, until September 17, 2006, and valued at $133,341 ($0.30 per warrant, using the Black-Scholes model). The warrants included in Dundee’s units are also subject to acceleration, whether or not the compensation option has been exercised. An additional CDN $31,977.45 was incurred in legal expenses relating to the offering, as well as CDN $18,190 in fees to the TSX Venture Exchange which together with the CDN $238,000 cash paid to Dundee made up the $225,131 cash component of issuance costs. With the $131,341 which was the fair value of the Dundee compensation option, the total charged to share issue costs was $358,472.

11.               On October 19, 2004, GTH issued a total of 278,735 shares on the exercise of stock options issued under the company’s stock option plan to officers and directors of the company as follows:

Optionee	Number of Shares Purchased
Daniel Kunz	86,506
Douglas Glaspey	77,866
Ron Bourgeois	27,733
Paul Larkin	86,630

Total	278,735

12.               During February 2005, GTH issued 100,000 shares to Elena Corporation as partial consideration for purchase of 100 acres known as the Elena Property. No commissions were paid with respect to the issuance.

13.               On February 18, 2005, GTH issued 30,000 shares on the exercise of stock options issued under the company’s stock option plan to Ron Bourgeois. No commissions were paid with respect to the issuance.

ITEM 6. MANAGEMENT’S PLAN OF OPERATIONS

U.S. Geothermal Inc. is a Delaware corporation. The Company’s shares of common stock trade on the TSX Venture Exchange under the symbol “GTH” and on the Bulletin Board under the symbol “UGTH”. On December 19, 2003, the Company acquired all of the outstanding securities of U.S. Geothermal, Inc., an Idaho corporation (“Geo-Idaho”) incorporated in February 2002, through a transaction merging Geo-Idaho into Evergreen Power Inc., a wholly-owned Idaho subsidiary formed for purposes of the merger transaction. Following the merger, the Company changed its name from U.S. Cobalt Inc. to U.S. Geothermal Inc. Pursuant to the merger, Geo-Idaho became the surviving subsidiary of the Company, and Evergreen Power, Inc. ceased to exist. GTH is still a development stage company and has produced no revenues to date.

During the three months ended March 31, 2005, GTH was focused on (1) utilizing the results of the extended well testing program at the Raft River, Idaho geothermal project (“Raft River”), (2) the procurement of power purchase agreements, and (3) the evaluation of acquisitions of new geothermal projects. The data collected in the well testing program was utilized by GeothermEx

Inc. (“GeothermEx”) to complete an independent productivity assessment that concluded that four production wells have an initial electrical power capacity of 13.8 megawatts utilizing binary cycle power process technology. On January 24, 2005, the Idaho Public Utilities Commission approved a long-term power purchase agreement with Idaho Power Company for the sale of power output from the proposed GTH Phase One power plant. On May 5, 2005, the company signed two additional power purchase agreements with Idaho Power Company for the sale of the power output from the proposed GTH Phase Two and Three power plants.

On February 11, 2005 the Company’s initial SB-2 registration statement was declared effective by the SEC. A subsequent SB-2 registration statement was declared effective April 25, 2005. Both statements registered shares held by selling shareholders, and shares issuable under warrants and options held by those shareholders.

On June 24, 2005, GTH signed a transmission agreement with the U.S. Department of Energy’s Bonneville Power Administration- Transmission Business Line for the transmission of electrical power from the project site to Idaho Power’s receiving point at Minidoka, Idaho.

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Obtain final bids for construction of the initial 10 MW power plant contemplated by the first power purchase agreement with Idaho Power Company executed December 29, 2004, and enter into final negotiations for the supply of the plant and equipment with the vendor.

(2)	Finalize negotiations with Marathon Capital LLC for financing to construct the power plant and close the transaction to allow financing drawdown.

(3)	Negotiate and execute a final engineering, procurement and construction agreement with CH2M Hill’s subsidiary Lockwood Greene E&C, Inc., who is experienced in the design, construction and commissioning of thermal based power generation facilities.

(4)	Initiate project construction for first power plant.

(5)	Continue to seek and acquire additional geothermal resource properties and/or operations.

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

The company has signed two additional power purchase agreements with Idaho Power for future phases, which will involve drilling new wells and determining the production capacity of those wells for additional plant construction. These new PPAs are on essentially identical terms as the initial PPA other than location, wells, scheduling and similar particularities of the individual projects. Each PPA has a 20-year term from the scheduled operations commencement date of December 15, 2008, and the new plants for these projects will be constructed concurrently.

Resource Utilization. For the first phase of development at Raft River, the company will commercialize the existing production wells and energy field by construction of a 10 MW geothermal power plant that will provide the energy to be delivered under the PPA with Idaho Power Company. The company has received four EPC and other construction-related bids (see Engineering/EPC Contract and Project Design, below) from which it will be able to select a technology application for the power block and develop a final construction plan for financing of a power plant. These bids are currently under review. GTH has begun exclusive negotiations with Marathon Capital LLC for financing of the Phase One geothermal power plant. Marathon has developed a term sheet to evaluate potential financing sources and initiate discussions regarding financing structure, and the company anticipates that financing will be completed and initial construction activities can begin by the third quarter, 2005. Construction is anticipated to take approximately 14 to 16 months (assuming no significant or unusual delays from weather, supply issues or similar events), and the initial power plant is anticipated to begin production by the winter of 2006.

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

This AAPC technology may be more efficient in producing energy from the existing wells, which would provide the ability to obtain energy from the existing wells for a longer period of time, and possibly reduce the number of additional wells that would be necessary for the first phase project and future phases. The U.S. Department of Energy awarded the Company a $2.2 million grant in February 2005 which can be used to construct a power plant that uses the AAPC process. While very promising and proven in other applications, the technology is unproven in this application. In order to obtain financing, adequate performance guarantees would be needed from qualified engineering and/or construction companies. The grant would be used to help mitigate the cost of these guarantees. Because the plant and equipment incorporating the advanced power generation process and the conventional technology are approximately 90% the same, the company is able to pursue both paths concurrently. The company has received final bids based on its request for proposal, will decide whether to pursue the AAPC technology or the conventional technology, and finalize its plans accordingly, by the end of June 2005.

Transmission / Interconnect Agreement. An Interconnect Feasibility Evaluation has been completed by Bonneville Power Administration- Transmission Business Line (TBL) and no problems have been identified for up to 30 MW of transmission capacity to the delivery point. TBL has estimated the cost of the interconnect, and has issued a National Environmental Policy Act (“NEPA”) categorical exclusion for the substation requirements. A detailed Interconnection Facility Study is underway by TBL.

On June 24, 2005, GTH signed a service agreement for firm, point-to-point power transmission with the TBL for up to 12 megawatts (MW) of electrical transmission capacity for an initial term of 30 years, beginning June 1, 2006. The service agreement is intended to provide transmission capability in support of the company’s Power Purchase Agreement with Idaho Power Company for the first phase of development at the company’s Raft River project. Charges under the transmission agreement are based on federal tariff; the non-refundable annual reservation fee for the first year is $12,336, which represents an estimation of likely annual charges under the agreement, without taking into account potential “short distance” discounts.

In addition to the transmission agreement for the first phase of the Raft River project, the company has reserved capacity through December 1, 2010, for two plants of up to 12 MW each, for an additional 24 MW of transmission capacity with TBL to support the company’s other two Power Purchase Agreements with Idaho Power Company, and has paid fees of $24,672 for the first year. The term of service will be increased once the projects are further along in the development process. In addition, if the TBL receives a firm request from a third party for transmission capacity for the period after December 1, 2010 (assuming the company has not already extended the term), the company will have the first right to match the term proposed by the third party.

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

An application for a Conditional Use Permit was submitted to the Cassia County Planning and Zoning Commission on February 17, 2005. A hearing before the Commission on the permit was held on April 7, 2005, during which the Commission unanimously approved the permit. Various state permits may or may not be required for the project, depending upon the technology used for the power plant.

Project Financing. Our cash position as at March 31, 2005, is adequate to fund our activities to December 31, 2005. On or before December 31, 2005, we will have to raise additional capital to construct the initial Raft River power plant, and for future working capital.

Total capital expenditures for the phase one project are currently estimated to be between $30 and $35 million. We expect we will finance the project through either a lease or a combination of debt and equity, with the equity portion being up to 50% of the total. We anticipate that some or all of the equity portion may be raised through the issuance of shares, exercise of existing outstanding warrants, or through the sale of tax credits and benefits. Discussions for both construction and long-term financing for the initial facility are currently taking place with Marathon Capital LLC, who specializes in power plant project debt financing and raising the tax oriented equity portion of the capital cost for the project, and with potential participants who may be interested in utilizing tax credits and benefits that may be available to the project.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties that it believes will add to the value of the company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and advanced geothermal or other renewable energy properties.

ITEM 7. FINANCIAL STATEMENTS

USGeothermal

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in U.S. Dollars)

MARCH 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
U.S. Geothermal Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of U.S. Geothermal Inc. (a development stage company) and its subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the two years then ended and for the cumulative period from February 26, 2002 (date of inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectives of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
June 16, 2005	Chartered Accountants
Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	March 31
	2005	2004
		(Restated,
		Note 2(f))

ASSETS

Current
Cash and cash equivalents	$1,957,075	$870,513
Refundable tax credit	3,095	7,900
Prepaid expenses	29,099	-
	1,989,269	878,413

Property, Plant and Equipment (Note 4)	595,701	495,418
	$2,584,970	$1,373,831

LIABILITIES

Current
Accounts payable and accrued liabilities	$165,102	$185,465

STOCKHOLDERS’ EQUITY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a $0.001 par
value
Issued:
17,331,429 shares at March 31, 2005 and	17,332	12,923
12,922,693 shares at March 31, 2004

Additional Paid-In Capital	3,485,642	1,881,636
Stock Purchase Warrants	2,460,782	1,136,744
Accumulated Other Comprehensive Income	165,262	35,792
Accumulated Deficit During Development Stage	(3,709,150)	(1,878,729)
	2,419,868	1,188,366
	$2,584,970	$1,373,831

Approved on behalf of the Board:

“Doug Glaspey”	“Paul Larkin”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	YEARS ENDED		INCORPORATION
	MARCH 31		FEBRUARY 26, 2002
	2005	2004	TO MARCH 31, 2005
		(Restated,
		Note 2(f))

Revenue	$-	$-	$-

Expenses
Consulting fees	489,747	364,205	853,952
Corporate administration and development	118,098	46,879	173,447
Exploration expenditures	438,885	18,141	474,325
Interest and foreign exchange loss	95,885	9,254	105,139
Professional fees	321,081	117,169	511,440
Management fees	86,463	111,855	252,318
Salaries and wages	207,759	-	207,759
Travel and promotion	89,497	12,318	113,765

Loss Before The Following	(1,847,415)	(679,821)	(2,692,145)

Interest Income	16,994	3,423	20,417

Net Loss For The Period	$(1,830,421)	$(676,398)	$(2,671,728)

Basic And Diluted Loss Per Share	$(0.12)	$(0.11)

Weighted Average Number Of Shares Outstanding	14,209,468	6,337,901

Other Comprehensive Income
Net loss for the period	$(1,830,421)	$(676,398)
Foreign currency translation adjustment	165,262	35,792

Total Comprehensive Loss	$(1,665,159)	$(640,606)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	YEARS ENDED		INCORPORATION
	MARCH 31		FEBRUARY 26, 2002
	2005	2004	TO MARCH 31, 2005
		(Restated Note 2(f))
Operating Activities
Net loss for the period	$(1,830,421)	$(676,398)	$(2,671,728)
Add: Non-cash items:
Depreciation	1,399	323	1,975
Shares issued for other than cash	-	-	49,600
Stock based compensation	295,540	296,081	591,621

Change in non-cash working capital items:
Accounts payable and accrued liabilities	(20,363)	(97,802)	(81,042)
Prepaid expenses	(29,099)	-	(29,099)
Refundable tax credit	4,805	(2,082)	2,723
	(1,578,139)	(479,878)	(2,135,950)
Investing Activities
Purchases of property, plant and equipment	(41,331)	(227,306)	(520,325)
Cash acquired on business combination	-	5,798	5,798
	(41,331)	(221,508)	(514,527)

Financing Activities
Issuance of share capital, net of share issue cost	2,576,562	1,419,878	4,442,290
Advances to affiliated companies	-	86,500	-
	2,576,562	1,506,378	4,442,290

Foreign Exchange Effect On Cash And Cash
Equivalents	129,470	35,792	165,262

Increase In Cash And Cash Equivalents	1,086,562	840,784	1,957,075

Cash And Cash Equivalents, Beginning Of Period	870,513	29,729	-

Cash And Cash Equivalents, End Of Period	$1,957,075	$870,513	$1,957,075

Supplemental Disclosure
Taxes paid	-	-	-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	173,639	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	60,351	-	77,350
Warrants issued for share issue cost	133,341	25,437	158,778

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 2002 TO MARCH 31, 2005
(Stated in U.S. Dollars)

							ACCUMULATED
						ACCUMULATED	DEFICIT
	NUMBER		ADDITIONAL		STOCK	OTHER	DURING
	OF		PAID-IN		PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL		WARRANTS	INCOME	STAGE	TOTAL

Shares issued for cash at $0.015 per share –					-
February 2, 2002	2,600,000	$2,600	$37,400	$		$-	$-	$40,000
Shares and warrants issued for Geothermal property
at $0.009 – March 5, 2002	1,895,000	1,895	15,105		-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. –
Idaho	4,495,000	4,495	52,505		-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28,
2002 (Note 5(a)(i)))	395,000	395	98,355		-	-	-	98,750
Shares issued for services at $0.25 per share – May
28, 2002 (Note 5(a)(i)))	5,000	5	1,245		-	-	-	1,250
Shares issued for cash at $0.30 per share –
November 1, 2002 (Note 5(a)(ii)))	1,023,667	1,024	306,076		-	-	-	307,100
Shares issued for services at $0.30 per share –
November 1, 2002 (Note 5(a)(ii)))	10,000	10	2,990		-	-	-	3,000
Shares issued for services at $0.30 per share –
February 14, 2003 (Note 5(a)(iii)))	151,170	151	45,199		-	-	-	45,350
Net loss for the period	-	-	-		-	-	(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. - Idaho	6,079,837	6,080	506,370		-	-	(164,909)	347,541

U.S. GEOTHERMAL INC.
(A Development Stage Company)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 2002 TO MARCH 31, 2005
(Stated in U.S. Dollars)

						ACCUMULATED
					ACCUMULATED	DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Balance brought forward, March 31, 2003 – U.S.
Geothermal Inc. - Idaho	6,079,837	$6,080	$506,370	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares
issued and outstanding as a result of the reverse
take-over transaction – U.S. Geothermal Inc. –
Idaho – December 19, 2003 (Note 3)	(6,079,837)	(6,080)	6,080	-	-	-	-
Legal parent company shares issued and
outstanding at time of reverse take-over – U.S.
Cobalt Inc. – December 19, 2003 (Note 3)	2,274,616	2,275	(2,275)	-	-	-	-
	2,274,616	2,275	510,175	-	-	(164,909)	347,541
Shares issued for acquisition of U.S. Geothermal
Inc. – Idaho (Note 3)	6,939,992	6,940	(6,940)	-	-	(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal
Inc. – Idaho (Note 3)	-	-	-	629,256	-	(629,256)	-
Shares and warrants issued for cash at a price of
$0.45 per share in a private placement, net of
share issue costs of $100,559, which consists of
$75,122 paid in cash and $25,437 paid by the
issuance of 83,333 agent’s warrants – December
19, 2003 (Note 5(a)(v)	3,322,221	3,322	959,230	457,326	-	-	1,419,878
Shares and warrants issued for conversion of notes
at $0.45 – February 20, 2004 (Note 5(a)(vi))	385,864	386	123,090	50,162	-	-	173,638
Stock options granted (Note 6)	-	-	296,081	-	-	-	296,081
Foreign currency translation	-	-	-	-	35,792		35,792
Net loss for the period	-	-	-	-	-	(676,398)	(676,398)

Balance, March 31, 2004	12,922,693	12,923	1,881,636	1,136,744	35,792	(1,878,729)	1,188,366

U.S. GEOTHERMAL INC.
(A Development Stage Company)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 2002 TO MARCH 31, 2005
(Stated in U.S. Dollars)

						ACCUMULATED
					ACCUMULATED	DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66
in a private placement, net of share issue costs of
$358,472, which consists of $225,131 paid in cash and
$133,341 paid by the issuance of 280,000 agent’s
warrants – September 17, 2004 (Note 5(a)(vii))	4,000,001	4,000	1,103,082	1,324,038	-	-	2,431,120
Shares issued for property at a price of $0.60 – February
22, 2005 (Note 5(a)(x))	100,000	100	60,251	-	-	-	60,351
Shares issued for stock options exercised (Note
5(viii)(ix))	308,735	309	145,133	-	-	-	145,442
Stock options granted (Note 6)	-	-	295,540	-	-	-	295,540
Foreign currency translation	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	$17,332	$3,485,642	$2,460,782	$165,262	$(3,709,150)	$2,419,868

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

	a)	Organization

U.S. Cobalt Inc. (“GTH”) completed a reverse take-over on December 19, 2003 (Note 3). The effect of this reverse take-over was that the former stockholders of U.S. Geothermal Inc. (“GEO – Idaho”) a company incorporated on February 26, 2002 in the state of Idaho, acquired control of GTH. In connection with the transaction U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the roll-back of common stock.

	b)	Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and has entered into an agreement with Vulcan Power Company (“Vulcan”) of Bend, Oregon, U.S.A., pursuant to which the Company has agreed to acquire up to a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho, U.S.A. (Note 4).

	c)	Going Concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $3,709,150 for the period from February 26, 2002 (inception) to March 31, 2005, and has no revenue from operations.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

	c)	Going Concern (Continued)

The Company is in the process of developing its geothermal properties and has not yet determined whether these properties contain economically recoverable geothermal reserves. The recoverability of the amounts shown for geothermal properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development of the properties, and upon future profitable production. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. Management may seek additional capital through public and/or private offerings of its common stock. In the event the Company is unable to obtain additional financing, there is no assurance that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Company be unable to continue as a going concern.

2.	ACCOUNTING POLICIES

	a)	Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the following companies:

		i)	U.S. Geothermal Inc. (incorporated in the state of Delaware);
		ii)	U.S. Geothermal Inc. (incorporated in the state of Idaho);
		iii)	U.S. Cobalt Inc. (incorporated in the state of Colorado).

All inter-group transactions are eliminated on consolidation with GEO-Idaho being the acquirer for accounting purposes.

	b)	Use of Estimates

The presentation of financial statements in accordance with generally accepted accounting principles required management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates which have been made using careful judgement.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	ACCOUNTING POLICIES (Continued)

	c)	Property, Plant and Equipment

Costs of acquisition of geothermal properties are capitalized on an area-of-interest basis. Amortization of these costs will be on a unit-of-production basis, based on estimated proven geothermal reserves should such reserves be found. If an area of interest is abandoned, the costs thereof are charged to income in the year of abandonment.

The Company expenses all costs related to the development of geothermal reserves prior to the establishment of proven and profitable reserves.

Other equipment is recorded at cost. Depreciation of other equipment is calculated on a straight-line basis at an annual rate of 30%.

	d)	Impairment of Long-Lived Assets

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

	e)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109 – “Accounting for Income Taxes”. Under SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	ACCOUNTING POLICIES (Continued)

	f)	Stock Based Compensation

At March 31, 2005, the Company has a stock option plan, which is described more fully in Note 6. Prior to March 31, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2004, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statement 123 been applied to all awards granted to employees after January 1, 1995.

As a result of implementation, the provision had the following effect on the Company’s March 31, 2004 Consolidated Financial Statements:

Changes to consolidated balance sheet

Increase to additional paid-in capital	$73,095
Increase to accumulated deficit during development stage	$(73,095)

Changes to consolidated statement of operations

Net loss for the year before change in accounting policy	$(603,303)

Increase in net loss:
Stock based compensation	(73,095)

Net loss for the year after change in accounting policy	$(676,398)

g)	Financial Instruments

The Company’s financial instruments consist of cash and equivalents, refundable tax credits, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Refundable tax credit is comprised of Goods and Services Tax (“GST”) which is refundable from the Government of Canada.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	ACCOUNTING POLICIES (Continued)

	h)	Basic and Diluted Loss Per Share

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

	i)	Foreign Currency Translation

U.S. Geothermal has adopted the U.S. dollar as its reporting currency since most of its operations are located in the United States and to facilitate a more direct comparison to other North American exploration stage companies. All references to US$ or to $ are to United States dollars and references to CDN$ are to Canadian dollars.

The financial statements of the Company are translated from its CDN$ functional currency to the US$ reporting currency using the current rate method, whereby assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated using average rates over the period. Adjustments resulting from this translation process are reflected as a separate component of shareholder’s equity.

The financial results of the Company’s foreign subsidiaries are translated into its CDN$ functional currency as follows: monetary assets and liabilities at the rates of exchange prevailing at the balance sheet date; other assets and liabilities at the applicable historical exchange rates; and revenues and expenses at the average rates over the period, except for non-monetary expenses which are at the rates used for the translation of the related assets. Gains and losses rising from this translation process are included in operations.

	j)	Restoration Costs

SFAS No. 143 - “Accounting for Asset Retirement Obligations,” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. As at March 31, 2005, the Company does not have any asset retirement obligations.

	k)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with maturities of no more than ninety days when acquired.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	ACCOUNTING POLICIES (Continued)

	l)	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150 – “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

FASB has also issued SFAS No. 145, 146, 147, 149, 151, 152, 153, and 154 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

3.	REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 4,147,534 common shares and 1,452,130 share purchase warrants were held in escrow as at March 31, 2005 (March 31, 2004, 6,204,694 common shares and 2,178,195 share purchase warrants). Each share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 15, 2005. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take- over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

3.	REVERSE TAKE-OVER (Continued)

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

The net liabilities amount assumed has been charged to accumulated deficit.

4.	PROPERTY, PLANT AND EQUIPMENT

GEO-Idaho entered into an agreement, as amended December 3, 2002, with Vulcan Power Company (“Vulcan”), a company incorporated in Oregon, U.S.A., to purchase up to a 100% interest in the Raft River Geothermal Property (“the Property”) located in Cassia County, Idaho, U.S.A., in exchange for 1,895,000 shares (the “old shares”) and 1,612,000 warrants (the “old warrants”) of GEO-Idaho and up to $600,000 in cash. A condition to acquiring 100% of the Property is the completion by GEO-Idaho of at least a $200,000 work program on the Property. The old shares and old warrants were exchanged subsequent to December 31, 2002 (as part of the reverse take-over described in Notes 3 and 5(a)(v)) for shares and warrants of the Company.

As at March 31, 2005, the Company has acquired a 75% interest in the Property by making cash payments totalling $250,000 in fiscal 2003 and $225,000 in fiscal 2004. The Company has also completed the work program.

To purchase the remaining 25% interest in the Property, the Company must pay Vulcan $125,000 on or before receipt of project financing for construction of the power plant.

During the year ended March 31, 2005, the Company acquired 100 acres of surface and energy rights in exchange for a cash payment of $40,000 and issuance of 100,000 common shares.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

4.	PROPERTY, PLANT AND EQUIPMENT (Continued) Property, plant and equipment consisted of the following:

	2005	2004
Geothermal property (land and equipment)
Shares issued	$60,351	$-

Cash payments	40,000	225,000
	100,351	225,000
Balance, beginning of year	492,000	267,000
Balance, end of year	592,351	492,000

Other equipment
Acquisitions	1,331	2,306
Balance, beginning of year	3,994	1,688
Balance, end of year	5,325	3,994
	597,676	495,994
Less: Accumulated depreciation	(1,975)	(576)

	$595,701	$495,418

5.	STOCK CAPITAL

	a)	Shares Issued

i)
On May 28, 2002, the Company issued 395,000 common shares for at a price of $0.25 per share for cash proceeds of $98,750 and 5,000 common shares for consulting services. The shares issued for services had a fair value on that date of $1,250. Accordingly, the shares issued for services were recorded as a charge to consulting fees in the consolidated statement of operations.

ii)
On November 1, 2002, the Company issued 1,023,667 common shares at a price of $0.30 per share for cash proceeds of $307,100 and 10,000 common shares for services related to the geothermal property. The shares issued for services had a fair value on that date of $3,000. Accordingly, these shares were recorded as a charge to exploration expenditures in the consolidated statement of operations.

iii)
On February 14, 2003, the Company issued 151,170 common shares to directors of the Company for management services. These shares had a fair value on that date of $45,350. Accordingly, these shares were recorded as a charge to management fees in the consolidated statement of operations.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

5.	STOCK CAPITAL (Continued)

	a)	Shares Issued (Continued)

iv)
On April 25, 2003, the Company committed to issue convertible promissory notes in an aggregate principal amount of $269,000. The notes were convertible, at the option of the holder, into units as described in subparagraph (vi), except with respect to the expiration date of the units. The notes carried an interest rate of 20%. See subparagraph (vi).

v)
On December 19, 2003, the Company issued 6,939,992 shares and 2,420,217 warrants (the “new warrants”) to the shareholders of GEO-Idaho to effect the reverse take-over (“RTO”). Pursuant to the negotiated agreement of the parties, as approved by the TSX Venture Exchange, the GEO-Idaho shares were exchanged on a one-for-one basis with all shareholders other than Vulcan Power Company, which received shares and warrants so that Vulcan Power would own 14% on a non- diluted and 25% on a fully-diluted basis after closing (taking into account the private placement closed in conjunction with the RTO discussed below). To meet these percentages, Vulcan was issued 1,755,159 shares and 2,420,217 warrants. Vulcan held 1,895,000 GEO-Idaho shares and 1,612,000 GEO-Idaho warrants prior to the RTO. The new warrants, issued only to Vulcan as the sole old warrant holder of GEO-Idaho, have an exercise price of $0.75 per share and expire December 15, 2005. Concurrently, the Company issued 3,322,221 units for a private placement at a price of $0.45 per unit. Each unit consists of one common share and one half of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 15, 2005. The share issuance costs of this issuance were $100,559. Of this amount, $75,122 was paid in cash and $25,437 was paid by the issuance of 83,333 agent’s warrants to purchase up to 83,333 common shares, exercisable at a price of $0.45 until December 15, 2005. The value assigned to the new warrants was $629,256 ($0.26 per warrant), and the value assigned to the warrants included in the units was $431,889 ($0.26 per warrant) as calculated by the Black-Scholes model. The exercise date of the warrants issued in connection with the private placement and agent services can be accelerated to 30 days after written notice from the Company provided that the Company has obtained both: (i) all material permits and licenses necessary to authorize initiation of construction of a 10 megawatt power plant; and (ii) power purchase and transmission agreements. The fair value of the agent’s warrants of $25,437 ($0.30 per warrant) was calculated by the Black- Scholes model. The share issue costs have been netted against the proceeds allocated to additional paid in capital.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

5.	STOCK CAPITAL (Continued)

	a)	Shares Issued (Continued)

vi)
During the year ended March 31, 2004, the Company made cash payments totalling $137,398 pursuant to the convertible notes described in subparagraph (iv). On February 20, 2004, the Company issued 385,864 units, at a value of $0.45 per unit, on conversion of amounts due under convertible promissory notes totalling $173,639, including unpaid principal of $147,000 and interest accrued at a rate of 20% per annum totalling $26,638. Each unit is identical to the units issued in the December 2003 private placement, other than the term of the warrants expires on February 17, 2006.

vii)
On September 17, 2004, the Company issued 4,000,001 units for a private placement at a price of $0.85 CDN ($0.66 U.S. as at September 17, 2004) per unit. Each unit consists of one common share and one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share at a price of $1.25 CDN ($1.03 U.S. as at March 31, 2005) per share until September 17, 2006. Should the closing price of the Company’s common shares exceed $1.65 CDN ($1.36 U.S. as at March 31, 2005) per share for twenty consecutive trading days, the exercise date of the warrants can be accelerated to a date not earlier than twenty days following the date of the press release indicating the acceleration.

In payment for services provided in connection with the private placement, the Company paid $225,131 in cash and granted 280,000 agent’s warrants exercisable at a price of $0.85 CDN ($0.70 U.S. as at March 31, 2005) until September 17, 2006. The warrants are exercisable into units identical (including with respect to acceleration) to the units offered in the private placement. The fair value of $133,341 as calculated by the Black-Scholes model was recorded as a share issue cost.

		viii)	On October 20, 2004, the Company issued 278,735 common shares upon the exercise of 278,735 stock options at an exercise price of $0.60 CDN ($0.47 U.S. as at October 20, 2004).

		ix)	On February 18, 2005, the Company issued 30,000 common shares upon the exercise of 30,000 stock options at an exercise price of $0.60 CDN ($0.49 U.S. as at February 18, 2005).

		x)	On February 23, 2005, the Company issued 100,000 common shares at a price of $0.60 for a parcel of land and energy rights at its Raft River Property valued at $60,351.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

5.	STOCK CAPITAL (Continued)

	b)	Escrow Shares

The following common shares and share purchase warrants are in escrow:

	2005	2004

Common shares	4,241,540	6,439,567
Share purchase warrants	1,946,937	2,678,195

The escrow shares and warrants are held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required the escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO- Idaho (Note 3) and the concurrently completed private placement (Note 5(a)(v)).

c)	Stock Purchase Warrants

As at March 31, 2005, the following share purchase warrants are outstanding:

	EXERCISABLE
WARRANTS	INTO NUMBER
ISSUED	OF COMMON	EXERCISE	EXPIRY	FAIR
PURSUANT TO	SHARES	PRICE	DATE	VALUE (1)

Acquisition of U.S.
Geothermal – Idaho Inc.	2,420,217	$0.75	December 15, 2005	$629,256
Private placement	1,661,110	$0.75	December 15, 2005	$431,889
Agent’s warrants	83,333	$0.45	December 15, 2005	$25,437
Conversion of notes	192,932	$0.75	February 17, 2006	$50,162
Private placement	4,000,001	$1.25CDN	September 17, 2006	$1,190,697
Agent’s warrants	280,000	$0.85CDN	September 17, 2006	$133,341

	8,637,593			$2,460,782

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

5.	SHARE CAPITAL (Continued)

(1)	The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	136%
Risk free interest rate	2.65%	4.18%
Expected life	24 months	24 months

6.	STOCK BASED COMPENSATION

The Company's 2004 stock option plan provides for the grant of incentive stock options for up to 2,584,000 common shares to employees, consultants, officers and directors of the company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months.

During the year ended March 31, 2005, the Company granted 560,000 stock options to consultants, directors and officers exercisable at prices ranging from $0.72 to $0.90 CDN ($0.47 to $0.59 USD as at March 31, 2005).

During the year ended March 31, 2004, the Company granted 1,745,000 stock options to consultants, directors and officers exercisable at a price of $0.60 CDN ($0.50 USD as at March 31, 2005) until January 3, 2009.

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $264,090 was included in consulting fees and $31,451 was included in salaries and wages for the year ended March 31, 2005 (March 31, 2004 - $296,081).

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

6.	STOCK BASED COMPENSATION (Continued) The changes in stock options are as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	NUMBER	PRICE

Balance outstanding, March 31, 2003	-	$-

Granted	1,745,000	0.60 CDN

Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN

Granted	560,000	$0.75 CDN
Cancelled	(240,000)	0.60 CDN
Exercised	(308,735)	0.60 CDN

Balance outstanding March 31, 2005	1,756,265	$$0.65 CDN

The following table summarizes information about the stock options outstanding at March 31, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60CDN	1,196,265	3.76	897,199
$ 0.72CDN	470,000	4.67	117,500
$ 0.90CDN	90,000	4.62	22,500

$ 0.65CDN	1,756,265	4.05	1,037,199

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

6.	STOCK BASED COMPENSATION (Continued)

The fair value of the stock options granted was estimated using the Black-Scholes option- pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.50 per share. The assumptions used to calculate the fair value are as follows:

	2005	2004

Dividend yield	0	0
Expected volatility	116%	136%
Risk free interest rate	3.88%	4.18%
Expected life	5 Years	5 Years

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

The Company’s provision for income taxes differs from the amounts computed by applying the United States federal statutory income tax rates to the loss as a result of the following:

	2005	2004

Statutory rates	35%	35%

Recovery of income taxes computed at statutory
rates	$(641,000)	$(237,000)
Non-deductible items	104,000	104,000
Temporary differences	38,000	1,000
Tax benefit not recognized on current losses	499,000	132,000

	$-	$-

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

7.	INCOME TAX LOSSES (Continued)

The components of the deferred tax asset and valuation allowance are long-term items. Whereas no reduction in valuation is anticipated within a year, the tax effects of timing differences that give rise to significant components of the future tax assets and future tax liabilities are as follows:

	2005	2004

Net operating loss carry forward	$687,000	$188,000
Property, plant and equipment	40,000	3,000
Less: Valuation allowance	(727,000)	(191,000)

Deferred tax asset	$-	$-

At March 31, 2005, the Company has net operating losses of approximately $1,962,000, which may be carried forward to apply against future years’ income for tax purposes expiring as follows:

2023	$160,000
2024	$377,000
2025	$1,425,000

8.	COMMITMENTS

	a)	The Company has entered in several lease agreements with terms expiring up to December 1, 2034, for geothermal properties adjoining the Raft River Geothermal Property.

The leases provide for the following annual payments within the next five years:

2006	$22,700
2007	$22,900
2008	$14,700
2009	$14,900
2010	$15,200

	b)	The Company is committed to issue 120,000 common shares as a bonus pursuant to an employment agreement.

9.	RELATED PARTY TRANSACTIONS

As at March 31, 2005, an amount of $4,842 (March 31, 2004 - $147,616) is payable to directors and officers of the Company.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004
(Stated in U.S. Dollars)

9.	RELATED PARTY TRANSACTIONS (Continued)

	b)	The Company incurred the following transactions with directors, officers and a company with a common director:

	2005	2004

Administrative services	$18,142	$10,029
Management fees	64,196	111,855
Salaries and wages	98,197	-
Consulting fees	49,194	24,123
Legal fees	14,913	-
Rent	11,273	10,067

	$255,915	$156,074

10.	SUBSEQUENT EVENTS

	a)	On April 11, 2005, the Company issued 17,778 common shares for stock options exercised at a price of CDN$0.90.

	b)	On April 19, 2005, the Company granted stock options to a consultant, to purchase 50,000 common shares at a price of CDN$0.72 until April 19, 2010.

c)
On May 5, 2005, the Company entered into two 10 megawatt (“MW”) Power Purchase Agreements (“PPA’s”) for the electrical output from the Raft River Geothermal Power Property. Under terms of the PPA’s, the Company will receive payments for power generated under a price schedule that starts at $53.90 per MW and increases 2.3% annually to a maximum of $85.04 per MW over the 20 year term of the contract.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of March 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

There has been no change to our internal control over financial reporting during the quarter or fiscal year ended March 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

The company is not required to have, nor was Morgan & Company engaged to perform, an audit of internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectives of the company’s internal control over financial reporting. Accordingly, Morgan & Company expressed no such opinion.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth certain information concerning the current directors, executive officers and significant employees of our company. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of the board of directors of our company.

NAME	AGE	POSITION

Daniel J. Kunz	53	Chief Executive Officer, President and Director
Douglas J. Glaspey (1)	52	Chief Operating Officer and Director
John H. Walker	56	Chairman of the Board and Director
Paul A. Larkin (1) (2)	55	Director
Jon Wellinghoff (1)	56	Director
Kerry D. Hawkley	51	Chief Financial Officer and Secretary
Kevin Kitz	44	Vice President, Development, Geo-Idaho
Robert Cline	48	Vice President, Engineering, Geo-Idaho

(1)	Member of the Audit Committee.
(2)	Audit Committee Financial Expert. Not independent.

Daniel J. Kunz is the President and Chief Executive Officer and a director of GTH and the President of Geo-Idaho. He has served as a director of the company since March 2000, and was Chairman of the Board of Directors from March 2000 until December 2003. Prior to the acquisition of Geo-Idaho, he served as a director and the President for that company from February 2002 until the acquisition. Mr. Kunz was an executive of Ivanhoe Mines Ltd. from 1997, and served as its President and Chief Executive Officer from November 1, 2000 until March 1, 2003. From March 2, 2003 until March 8, 2004, Mr. Kunz served as Interim President of Jinshan Gold Mines Inc. Mr. Kunz has more than 28 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations, having held key positions in MK Gold Company (President & CEO) and Morrison Knudsen Corporation (Vice President & Controller, and as CFO to the Mining Group). Mr. Kunz holds a Masters of Business Administration and a Bachelor of Science in Engineering Science. He is currently a director of several companies publicly traded on the TSX Venture Exchange, including Jinshan Gold Mines Inc., Triumph Gold Corp., Tyner Resources Ltd., and Chesapeake Gold Corp. Mr. Kunz serves as Chairman of the Board of Directors of China Mineral Acquisition Corporation, which is a publicly traded company on the OTC Bulletin Board.

Douglas J. Glaspey is the Chief Operating Officer and a director of GTH. He has served as a director of the company since March 2000, and served as its President from March 2000 until the acquisition of Geo-Idaho. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition, and continues to serve as President. From December 1986 to the present, Mr. Glaspey has been a Metallurgical Engineer and Project Manager with Twin Gold Corporation. Mr. Glaspey has 27 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation.

John H. Walker is a director and the Chairman of the Board of directors of GTH. He has held that position since December 2003. He has served (and continues to serve) as Chief Executive Officer of Mihaly International Canada Limited since 1987. Prior to that Mr. Walker was a Senior Advisor to Falconbridge Limited from September 2000 to April 2002; and Managing Director of Loewen, Ondaatje, McCutcheon, from November 1996 to August 2000. Mr. Walker holds a Master of Environmental Studies degree from York University in Toronto. For many years he was an executive with Ontario Hydro where he directed programs in renewable energy and international business development, specifically in respect of thermal power generation. Currently as CEO of Mihaly International Canada Limited, based in Oakville, Ontario, he provides services to development and mining companies, corporations, banks, and insurance companies on a range of issues related to project management, construction, fuel supply, build own operate and transfer, project finance and risk management.

Paul Larkin serves as a director of GTH, a position he has held since March 2000. He served as Secretary of GTH until December, 2003, and served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until the acquisition. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and the President of Tyner Resources Ltd., a TSX Venture Exchange listed company. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX Venture Exchange: Eventure Capital Corp., Tyner Resources Ltd., and Webtech Wireless Inc.

Jon Wellinghoff is a director of GTH, a position he has held since December 2003. Since November 2000, Mr. Wellinghoff has been an attorney in private practice with the firm of Beckley Singleton of Las Vegas, Nevada. From May 1999 to November 2000, he served as Regional Manager of Noresco, and served as General Counsel with Nevada P.U.C. from May 1998 to May 1999. He was an attorney in private practice from July 1989 until joining Nevada P.U.C. Mr. Wellinghoff has an extensive background in the renewable energy field including, Federal Trade Commission with a focus on renewable energy development. He was the first Nevada Consumer Advocate and wrote the first integrated resource planning acts for Nevada. He has been involved with and advised clients in connection with the negotiation of power purchase agreements with utilities and PURPA issues. Mr. Wellinghoff drafted and advocated the Nevada Renewable Portfolio Standard, and is counsel for other geothermal and renewable power producers.

Kerry D. Hawkley serves as the company’s Chief Financial Officer and as its Secretary. He has served as the company’s controller since July 2003, and became CFO and Secretary as of January 1, 2005. Since July 2003, he has also provided, and continues to provide, consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 28 years experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Kevin Kitz is the Vice President-Development of Geo-Idaho. He joined the company in April 2003. He is a mechanical engineer with 18 years of geothermal power plant design, construction and operating experience with UNOCAL, with whom he worked until November 2002. He holds a Bachelor of Science in Mechanical Engineering and Material Science, and is a Professional Engineer in California. During his career with Unocal, he was a Production and Operations Engineer at the 75MW Salton Sea geothermal power plant in southern California, a Senior Production Engineer at the Geysers geothermal field in northern California, and a Power Plant Engineering Advisor in the Philippines for geothermal power plants ranging from 12 to 55 MW.

Robert Cline is the Vice President-Engineering of Geo-Idaho. He joined the company in February 2005. He is a civil engineer with 23 years experience developing energy and water resources projects in the western U.S. He holds Bachelor of Science degrees in Civil Engineering and Physics, and is a Professional Engineer in Arizona and Oregon. Prior to joining US Geothermal, he was the Manager Engineering at Ida-West Energy Company, playing a key role in developing several hydroelectric and gas-fired generating facilities, and was instrumental in several highly successful hydroelectric acquisitions. Prior to 1991, he worked nine years for the US Bureau of Reclamation where he was involved in engineering, contracting and construction of various water resources related projects in Arizona.

Code of Ethics. Management has submitted a proposed “Code of Ethics” to the Board of Directors for review and comment. GTH anticipates approval of the code of ethics at the board meeting to be held in conjunction with the annual general meeting in September 2005. When approved, the code of ethics will apply to all directors, officers and employees of the company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual compensation earned or paid to Daniel Kunz, the chief executive officer (the "named executive officer") for the year ended March 31, 2005. No executive officer of GTH or Geo-Idaho had compensation that exceeded $100,000 during the fiscal years ending March 31, 2004 and March 31, 2005. Long term compensation in the form of options that had been issued prior to December 19, 2003, were cancelled in accordance with the vote of the shareholders of GTH approving the acquisition of Geo-Idaho. Annual bonuses or other compensation have not been paid to the named executive officer for any period prior to March 31, 2005, except for the stock options listed below.

Mr. Kunz has an employment agreement with the company which provides that he will devote at least one-half of working time to the company. Mr. Kunz may engage in other business activities provided he does not engage in any activities which another executive officer determines is competitive, or will otherwise interfere with the performance of Mr. Kunz’s duties to the company. In addition to monetary compensation, Mr. Kunz is entitled to receive incentive stock options as determined by the company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Kunz. Otherwise the company upon one month written notice may terminate the agreement. The agreement includes covenants by Mr. Kunz of confidentiality and noncompetition, and provides for equitable relief in the event of breach. A copy of Mr. Kunz’s employment agreement is included as Exhibit 10.12 in Part II of the SB-2 registration statement dated April 7, 2005.

Name and Principal position(s)	Year Ended March 31, 2005	Annual Compensation	Long-term Compensation Awards
		Salary ($)	Securities underlying options/SARs (#)

Daniel J. Kunz	2005	$60,500	NIL
Chief Executive Officer
and President

On November 10, 2004, GTH granted 460,000 stock options to officers, employees and consultants. The number of stock options granted to executive officers is identified below. The options vest in quarterly increments, starting with the date of grant and every six months thereafter. The exercise price on the date of grant was the fair market value of the company’s stock on the date of grant.

	Number of Shares	Percentage of Total
	Underlying Options	Options Granted to
Optionee	Granted	Employees	Exercise Price	Expiration Date
Kerry D. Hawkley	60,000	13.04	CDN$0.72	November 10, 2009

On October 19, 2004, Daniel J. Kunz and Douglas J. Glaspey exercised options granted in a previous year.

	Shares	CDN	Number of Shares	Value of in-the-money
	Acquired on	$Value	Underlying	Unexercised
Name	Exercise	Realized	Unexercised Options	Stock Options
Daniel J. Kunz	86,506	$25,952	63,494/50,000	CDN$12,670/$10,000
Douglas J. Glaspey	77,866	$23,360	72,134/50,000	CDN$14,427/$10,000

GTH did not award any shares, units or rights to any executive officer under a Long-Term Incentive Plan during the fiscal year ended March 31, 2005.

Directors who are not otherwise remunerated per an employment agreement are paid $2,000 per quarter and $500 per board meeting attended in person. Directors who are also officers do not receive any cash compensation for serving in that capacity. However, all directors are reimbursed for their out-of-pocket expenses in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth the common stock owned by (1) our directors and "named executive officers," (2) persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of May 31, 2005 and (3) all of our current directors and executive officers as a group.

				Total Number
Name and	Shares			Beneficially Owned	Percentage of
Address (2)	Outstanding (3)	Options (1)	Warrants (1)	(1)	Shares

Daniel J. Kunz	2,629,175	113,494	652,439	3,395,108	18.76%

Douglas J. Glaspey	1,190,145	122,134	16,148	1,328,427	7.60%

Paul A. Larkin	987,693	113,370	16,147	1,117,210	6.40%

Kerry D. Hawkley	0	70,000	0	70,000	0.40%

John H. Walker	102,807	80,000	0	182,807	1.05%

Jon Wellinghoff	0	60,000	0	60,000	0.34%

Vulcan Power Company(4)	1,755,159	0	2,420,217	4,175,376	21.14%

All Directors and
Officers as a group (5)	4,909,820	558,998	684,734	6,153,552	33.13%

(1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants and options exercisable on or before August 4, 2005, owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their warrants or options.

(2)	Unless otherwise indicated, the address for each of the above is c/o U.S. Geothermal Inc., 1509 Tyrell Lane, Suite B, Boise, Idaho, 83706.

(3)	A majority of the shares of Messrs. Kunz, Glaspey, Larkin and Walker and of Vulcan Power Company included in this column are subject to the Escrow Agreements described below in paragraph 5 of the section titled “Certain Relationships and Related Transactions.

(4)	Vulcan Power Company's address is 1183 NW Wall Street, Suite G, Bend, Oregon, 97701. Steve Munson is the CEO and Chairman of the Board of Vulcan Power Company.

(5)	Vulcan Power Company is not included in the totals for all directors and officers as a group.

Please also see Item 5 above with respect to securities authorized for issuance under equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.              On April 25, 2003, GTH (then U.S. Cobalt Inc.) entered into loan agreements for an aggregate $269,000 in bridge loans to commence well inspection work on the Raft River Project. Pursuant to the loan agreements, convertible notes were issued to the lenders identified in the table below. The loan was convertible into units, with each unit comprising one share and one half of one share purchase warrant on the same terms as the private offering closed in December 2003 in connection with the acquisition of Geo-Idaho. The interest rate was 20% per annum. On January 23, 2004, Daniel Kunz was repaid his principal plus accrued interest, and on February 12, 2004, Kevin Kitz was repaid $22,000 of his principal. The remaining principal amounts, plus accrued interest, were converted as of February 20, 2004 into 385,864 shares and 192,932 share purchase warrants.

Name of Lender	Principal Amount of Loan	Accrued Interest at February 20, 2004	Amount Repaid	Principal Converted	Accrued Interest Converted	Converted at $0.45 per unit
Daniel Kunz	$ 100,000	$ 15,398.00	$ 115,398	$ -	$ -	-
Kevin Kitz	$ 24,000*	$ 3,782.95	$ 22,000	$ 2,000	$ 3,782.95	12,851
Toll Cross Securities	$ 75,000	$ 11,822.10	$ -	$ 75,000	$ 11,822.10	192,938
Wendell King	$ 30,000	$ 4,728.75	$ -	$ 30,000	$ 4,728.75	77,175
Donald Falconer	$ 10,000	$ 1,576.25	$ -	$ 10,000	$ 1,576.25	25,725
Wayne Beach	$ 30,000	$ 4,728.75	$ -	$ 30,000	$ 4,728.75	77,175
	$ 269,000	$ 42,036	$ 137,398	$ 147,000	$ 26,639	385,864

*Converted a portion of amounts due to him for services to loan.

2.              In July 2003, Vulcan Power Company approached Geo-Idaho for a loan of $30,000, to be secured by an executed direction to the company to issue 60,000 each of the shares and the warrants that were issuable to Vulcan upon closing of the merger with Geo-Idaho, if the loan had not been repaid by the earlier of July 30, 2004 and such closing. Geo-Idaho did not have the resources to make the loan, so Mr. Kunz agreed to loan the money personally. Mr. Kunz was concerned, however, that he might have difficulties in perfecting and/or realizing on a security interest in property not actually held by the proposed debtor. As an accommodation, Geo-Idaho effectively acted as an administrator of the loan, for the benefit of the true creditor, Mr. Kunz. In September 2003, Vulcan again approached Geo-Idaho for a loan, this time for $25,000, to be secured by an executed direction to the company to issue 50,000 each of the shares and the warrants that were issuable to Vulcan upon closing of the merger with Geo-Idaho, if the loan had not been repaid by the earlier of September 30, 2004 and such closing. Geo-Idaho did not have the resources to make this loan, so Messrs. Kunz, Bourgeois, Glaspey, Kitz and Larkin (each of whom were then officers and/or directors of the company) agreed to loan the money personally. To address the same concerns with respect to difficulties of perfection and/or realization, Geo-Idaho again accommodated the parties by acting as an administrator of the loan. The deadline for payment of both the July and September loans was extended by agreement dated December 11, 2003 in consideration of, among other things, a direction for an additional 51,474 each of the shares and warrants upon release from escrow (as described in paragraph 5, below), and were issued on May 24, 2005.

3.              On December 19, 2003, as consideration for the acquisition of Geo-Idaho, the company issued 6,939,992 common shares and 2,420,217 share purchase warrants exercisable at $0.75 per share until December 15, 2005. As shareholders of Geo-Idaho, the following persons received:

Name	No. of Shares	No. of Warrants
Daniel J. Kunz	1,254,769	--
Douglas J. Glaspey	1,014,649	--
Paul A. Larkin	863,187	--
Ronald Bourgeois(a)	821,425	--
John Walker	73,807	--
Vulcan Power Company	1,755,156	2,420,217
Subtotal	5,782,993	2,420,217
All other Geo-Idaho
shareholders	1,156,999	--
Total	6,939,992	2,420,217

                 (a)   Mr. Bourgeois was then the Chief Financial Officer and Secretary of the company and a director of Geo-Idaho.

4.              Mr. Kunz also participated as a subscriber in the private offering completed December 19, 2003, in connection with the merger acquisition of Geo-Idaho. He subscribed for 1,111,111 units at a purchase price of $0.45 per unit.

5.              In connection with the acquisition of Geo-Idaho and the closing of the private placement conducted in connection with the acquisition, two escrow agreements were entered into. In accordance with standard TSX Venture Exchange rules and regulations, one escrow was established for the 5,782,993 shares and 2,420,217 warrants of the above related individuals and Vulcan Power Company, as officers, directors and/or principal stockholders. Pursuant to the terms of that agreement and TSX rules, an additional 1,111,111 shares (for an aggregate of 6,894,104 shares in escrow) and 555,556 warrants (for an aggregate of 2,975,773 warrants in escrow) which Mr. Kunz acquired as an investor in the private placement were also added to the escrow. Ten percent of the 6,894,104 shares and the 2,975,773 warrants were released from escrow upon closing of the transaction, leaving, 90%, or 6,204,694 shares and 2,678,195 warrants held in escrow. These shares and warrants are released at the rate of 15% every 6 months over a 36-month period. Releases from escrow occur on June 19 and December 19, annually. As of June 19, 2005, 3,102,346 of these shares and 1,339,098 of these warrants remain in this escrow.

The first escrow arrangement also includes a condition imposed as part of the business transaction, and effectively creates additional restrictions to the release of the last 1,000,000 in the aggregate of the shares issued to Messrs. Kunz, Glaspey, Bourgeois, Walker and Larkin and 585,052 of the shares issued to Vulcan. 750,000 of the individuals’ shares and all of the Vulcan shares will be released if the Raft River Project is licensed and holds the necessary key documents (prior to construction) to be able to generate and distribute ten megawatts of electricity at standard commercial prices. The balance of the individuals’ 250,000 shares will be released if an additional five megawatts of electricity is licensed.

A second escrow arrangement, also required by standard TSX Venture Exchange rules and regulations, was established with respect to shares of the company held by Messrs. Kunz, Glaspey and Larkin prior to the merger. A total of 211,300 shares are held pursuant to the second agreement for a period of 18 months, with one third released on June 19, 2004 one third released on December 19, 2004 and the remaining one third to be released on June 19, 2005.

A third escrow arrangement (dating back to Mango management, and which has expired) is currently included in the company’s escrow figures. The number of shares in this arrangement is 23,573 and the company is in the process of making an application with the TSX Venture Exchange to have these shares cancelled.

6.             In September, 2004, the company agreed to pay past due compensation for services rendered in calendar year 2004 to Messrs. Kunz, Glaspey, Bourgeois (who was then the Chief Financial Officer and Secretary of the company) and Larkin, which, on October 19, 2004, each used to exercise options as follows:

OPTIONEE	Amount exercised (USD)	Amount exercised (CDN)	Exercise price (CDN)	Number of common shares
Daniel Kunz	$ 40,550.00	$ 51,903.60	$ 0.60	86,506
Doug Glaspey	$ 36,500.00	$ 46,719.60	$ 0.60	77,866
Ron Bourgeois	$ 13,000.00	$ 16,639.80	$ 0.60	27,733
Paul Larkin	$ 40,607.42	$ 51,978.00	$ 0.60	86,630

Totals	$ 130,657.42			278,735

ITEM 13. EXHIBITS

See the exhibits index to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by the Company’s principal accountant for the fiscal years ended March 31, 2004 and 2005 are as follows:

Year ended	Audit Fees	Audit-Related	Tax Fees	All Other
March 31	(1)	Fees (2)	(3)	Fees (4)

2005	$38,300	$0	$0	$0

2004	$13,870	$0	$0	$0

(1)	Includes services for the annual audit of the Company’s financial statements and services associated with SB-2 registration statements filed with the SEC.

(2)	Fees charged for assurance and related services reasonably related to the performance of an audit, and not included under “Audit Fees”.

(3)	Fees charged for tax compliance, tax advice and tax planning services.

(4)	Fees for services other than disclosed in any other column.

The Audit Committee reviews the Company’s financial statements, MD&A and any annual and interim earnings press releases before the Company publicly discloses this information and any reports or other financial information (including quarterly financial statements) which are submitted to any governmental body, or to the public, including any certification, report, opinion, or review rendered by the principal accountant performing the external audit of the Company’s records. The Audit Committee also confirms that adequate procedures are in place for the review of the Company’s public disclosure of financial information extracted or derived from the Company’s financial statements.

The Audit Committee engaged Morgan & Co to perform the annual audit of the financial statements of the company, and to attest to the adequacy of the company’s internal controls over financial reporting. Audit fees and scope of work are monitored and approved by the Audit Committee.

SUPPLEMENTAL INFORMATION PURSUANT TO SECTION 15(d) BY NON-REPORTING ISSUERS

The company is not sending an annual report or any proxy material to its security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: July 12, 2005	By	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: July 12, 2005	By	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Kunz	.	Director	July 12, 2005
Daniel J. Kunz

/s/Douglas J. Glaspey	.	Director	July 12, 2005
Douglas J. Glaspey

/s/ John Walker	.	Director and Chairman	July 12, 2005
John Walker

/s/ Paul Larkin	.	Director	July 12, 2005
Paul Larkin

/s/ Jon Wellinghoff	.	Director	July 12, 2005
Jon Wellinghoff

EXHIBIT LIST

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.1	Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company dated December 3, 2002 (1)
10.2	Amendment No. 1 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated November 15, 2003 (1)
10.3	Amendment No. 2 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated December 30, 2003 (1)
10.4	Letter Agreement dated January 8, 2004 between U.S. Geothermal Inc. and Vulcan Power Company (1)
10.5	Geothermal Lease and Agreement dated July 11, 2002, by and between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc., an Idaho corporation (1)
10.6	Geothermal Lease and Agreement dated June 14, 2002, by and between Jensen Investments Inc. and U.S. Geothermal Inc., an Idaho corporation (1)
10.7	Geothermal Lease and Agreement dated March 1, 2004, by and between: Jay Newbold and U.S. Geothermal Inc., an Idaho corporation (1)
10.8	Geothermal Lease and Agreement dated June 28, 2003, by and between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc., an Idaho corporation (1)
10.10	Administrative Services Contract between U.S. Geothermal Inc. and New Dawn Holdings Ltd . (1)
10.12	Employment Agreement for Daniel Kunz (1)
10.15	Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders (1)
10.16	Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders .(1)
10.17	First Amended and Restated Merger Agreement among U.S. Cobalt Inc., a Delaware corporation, EverGreen Power Inc., an Idaho corporation, U.S. Geothermal Inc., an Idaho corporation ("Geo"), and the stockholders of Geo (1)
10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.19	Stock Option Plan of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) dated April 3, 2003 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)

10.21	Employment Agreement for Kevin Kitz (2)
10.22	Employment Agreement for Kerry D. Hawkley (2)
10.23	Employment Agreement for Douglas Glaspey (2)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
10.25	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.26	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.27	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 with Bonneville Power Administration (4)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1) Filed as part of Form SB-2 filed with the SEC on July 8, 2004, and incorporated herein by this reference.
(2) Filed as part of Amendment No. 2 to Form SB-2 filed with the SEC on January 10, 2005, and incorporated herein by this reference.
(3) Filed as part of Form 8-K filed with the SEC on May 10, 2005, and incorporated herein by this reference.
(4) Filed herewith.