Form 10QSB
period 2005-06-30
US GEOTHERMAL INC
filed 2005-08-15
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2005

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

Class of Equity	Shares Outstanding as of July 31, 2005
Common stock, par value	17,349,207
$ 0.001 per share

Transitional Small Business Disclosure Format (check one)
Yes ☐  No ☒

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended June 30, 2004

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	Unaudited
	June 30,	March 31,
	2005	2005

ASSETS

Current
Cash and cash equivalents	$1,380,742	$1,957,075
Refundable tax credit	2,253	3,095
Prepaid expenses	38,897	29,099
Total Current Assets	1,421,892	1,989,269

Property, Plant and Equipment	596,560	595,701
Total Assets	$2,018,452	$2,584,970

LIABILITIES

Current
Accounts payable and accrued liabilities	$89,602	$165,102
Total Current Liabilities	89,602	165,102
STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and Outstanding:
17,349,207 shares at June 30, 2005 and	17,349	17,332
17,331,429 shares at March 31, 2005

Additional Paid-In Capital	3,543,828	3,485,642
Stock Purchase Warrants	2,460,782	2,460,782
Accumulated Other Comprehensive Income	32,793	165,262
Accumulated Deficit Before Development Stage	(1,037,422)	(1,037,422)
Accumulated Deficit During Development Stage	(3,088,480)	(2,671,728)
Total Stockholder’s Equity	1,928,850	2,419,868
Total Liabilities and Stockholder’s Equity	$2,018,452	$2,584,970

Approved on behalf of the Board:

“Doug Glaspey”	“Paul Larkin”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			CUMULATIVE
	Unaudited	Unaudited	PERIOD FROM
	THREE MONTHS ENDED		INCORPORATION
	JUNE 30,		FEBRUARY 26,
			2002
	2005	2004	TO JUNE 30, 2005

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	23,331	47,287	877,283
Corporate administration and development	17,408	19,545	190,855
Exploration expenditures	26,318	14,527	500,643
Foreign exchange loss	(95,686)	551	9,453
Professional fees	230,121	255,215	741,561
Management fees	11,798	23,073	264,116
Salaries and wages	142,900	-	350,659
Travel and promotion	80,334	18,565	194,099
Loss from Operations	(436,524)	(378,763)	(3,128,669)

Other Income (Expense)
Interest Income	19,772	1,983	40,189
Loss Before Income Taxes	(416,752)	(376,780)	(3,088,480)

Income Taxes	-	-	-

Net Loss	$(416,752)	$(376,780)	$(3,088,480)

Basic And Diluted Net Loss Per Share	$(0.02)	$(0.03)

Weighted Average Number Of Shares	17,347,253	12,922,693
Outstanding for Basic and Diluted Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(416,752)	$(376,780)
Foreign currency translation adjustment	(132,469)	-

Total Comprehensive Loss	$(549,221)	$(376,780)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
	Unaudited	Unaudited	PERIOD FROM
	THREE MONTHS		INCORPORATION
	JUNE 30		FEBRUARY 26, 2002
	2005	2004	TO JUNE 30, 2005

Operating Activities
Net loss for the period	$(416,752)	$(376,780)	$(3,088,480)
Add: Non-cash items:
Depreciation	141	-	2,116
Shares issued for other than cash	-	-	49,600
Stock based compensation	45,195	-	636,816

Change in non-cash working capital items:
ccounts payable and accrued liabilities	(75,500)	106,931	(156,542)
repaid expenses	(9,798)	(10,351)	(38,897)
Refundable tax credit and grant receivable	842	(235,512)	3,565
Total Cash Used by Operating Activities	(455,872)	(515,712)	(2,591,822)
Investing Activities
Purchases of property, plant and equipment	(1,000)	-	(521,325)
Cash acquired on business combination	-	-	5,798
Total Cash Provided (Used) by Investing Activities	(1,000)	-	(515,527)

Financing Activities
Issuance of share capital, net of share issue cost	13,008	-	4,455,298
Total Cash Provided by Financing Activities	13,008	-	4,455,298

Foreign Exchange Effect On Cash And Cash
Equivalents	(132,469)	110	32,793

Increase In Cash And Cash Equivalents	(576,333)	(515,602)	1,380,742

Cash And Cash Equivalents, Beginning Of Period
	1,957,075	870,513	-

Cash And Cash Equivalents, End Of Period	$1,380,742	$354,911	$1,380,742

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Construction in Progress	(1,000)		(1,000)
Shares issued for exercise of options	13,008		13,008
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost		-	158,778

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2005
(Stated in U.S. Dollars)

						ACCUMULATE
						D
					ACCUMULATED	DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIV	DEVELOPMEN
					E	T
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Shares issued for cash at $0.015 per share – February 2, 2002	2,600,000	$2,600	$37,400	$-	$-	$-	$40,000

Shares and warrants issued for Geothermal property at $0.009 – March 5, 2002	1,895,000	1,895	15,105	-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho	4,495,000	4,495	52,505	-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002 (Note 5(a)(i)))	395,000	395	98,355	-	-	-	98,750

Shares issued for services at $0.25 per share – May 28, 2002 (Note 5(a)(i)))	5,000	5	1,245	-	-	-	1,250

Shares issued for cash at $0.30 per share – November 1, 2002 (Note 5(a)(ii)))	1,023,667	1,024	306,076	-	-	-	307,100

Shares issued for services at $0.30 per share – November 1, 2002 (Note 5(a)(ii)))	10,000	10	2,990	-	-	-	3,000

Shares issued for services at $0.30 per share – February 14, 2003 (Note 5(a)(iii)))	151,170	151	45,199	-	-	-	45,350

Net loss for the period	-	-	-	-	-	(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.Geothermal Inc. – Idaho	6,079,837	6,080	506,370	-	-	(164,909)	347,541

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2005
(Stated in U.S. Dollars)

					ACCUMULATED	ACCUM
						DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIV	DEVELOPMEN
					E	T
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Balance brought forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares issued
and outstanding as a result of the reverse take-over
transaction – U.S. Geothermal Inc. – Idaho – December
19, 2003 (Not e 3)	(6,079,837)	(6,080)	6,080	-	-	-	-
Legal parent company shares issued and outstanding at
time of reverse take-over – U.S. Cobalt Inc. –
December 19, 2003 (Note 3)	2,274,616	2,275	(2,275)	-	-	-	-
	2,274,616	2,275	510,175	-	-	(164,909)	347,541
Shares issued for acquisition of U.S. Geothermal Inc. –
Idaho(Note 3)	6,939,992	6,940	(6,940)	-	-	(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc. –
Idaho (Note 3)	-	-	-	629,256	-	(629,256)	-
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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2005
(Stated in U.S. Dollars)

					ACCUMULATED	ACCUM DEFICIT
	NUMBER		ADDITIONA	STOCK	OTHER	DURING
			L
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in a private placement, net of share issue costs of $358,472,
which consists of $225,131 paid in cash and $133,341 paid
by the issuance of 280,000 agent’s warrants – September 17,
2004 (Note 5(a)(vii))	4,000,001	4,000	1,103,082	1,324,038	-	-	2,431,120
Shares issued for property at a price of $0.60 – February 22,
2005 (Note 5(a)(x))	100,000	100	60,251	-	-	-	60,351
Shares issued for stock options exercised (Note 5(viii)(ix))
Stock options granted (Note 6)	308,735	309	145,133	-	-	-	145,442
	-	-	295,540	-	-	-	295,540
Foreign currency translation	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	17,332	3,485,642	2,460,782	165,262	(3,709,150)	2,419,868
						-
Shares issued for stock options exercised (Note 5(xi))	17,778	17	12,991	-	-	-	13,008
Stock options granted (Note 6)	-	-	45,195	-	-	-	45,195
Foreign currency translation	-	-	-	-	(132,469)	-	(132,469)
Net loss for the quarter	-	-	-	-	-	(416,752)	(416,752)
Balance June 30, 2005 (Unaudited)	17,349,207	$17,349	$3,543,828	$2,460,782	$32,793	$(4,125,902)	$1,928,850

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)| (Unaudited- Prepared by Management)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
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

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $4,125,902 for the period from February 26, 2002 (inception) to June 30, 2005, and has no revenue from operations.

The Company is in the process of developing its geothermal properties and has not yet determined whether these properties contain economically recoverable geothermal reserves. The recoverability of the amounts shown for geothermal properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development of the properties, and upon future profitable operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital, and is currently evaluating several financing options. Management may seek additional capital through public and/or private offerings of its common stock. In the event the Company is unable to obtain additional financing, there is no assurance that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Company be unable to continue as a going concern.

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

All inter-group transactions are eliminated on consolidation.

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

Other equipment is recorded at cost. Depreciation of other equipment is calculated on a straight- line basis at an annual rate of 30%.

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

f)	Stock Based Compensation

At June 30, 2005, the Company has a stock option plan, which is described more fully in Note 6. Prior to March 31, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2004, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statement No. 123 been applied to all awards granted to employees.

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

The financial statements of the Company are translated from its CDN$ functional currency to the US$ reporting currency using the current rate method, whereby assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated using average rates over the period. Adjustments resulting from this translation process are reflected as a separate component of shareholders’ equity.

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

SFAS No. 143 - “Accounting for Asset Retirement Obligations,” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. As at June 30, 2005, the Company does not have any asset retirement obligations.

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

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 3,149,846 common shares and 1,500,570 share purchase warrants were held in escrow as at June 30, 2005 (March 31, 2005, 4,243,325 common shares and 1,946,937 share purchase warrants). Each share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 15, 2005. Since the transaction resulted in the former shareholders of GEO –

Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

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

The net liabilities assumed were charged to accumulated deficit.

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

As of June 30, 2005, the Company has acquired a 75% interest in the Property by making cash payments totalling $250,000 in fiscal 2003 and $225,000 in fiscal 2004. The Company has also completed the work program.

On August 4, 2005, the Company purchased the remaining 25% interest in the Property for $125,000.

During the year ended March 31, 2005, the Company acquired 100 acres of surface and energy rights in exchange for a cash payment of $40,000 and issuance of 100,000 common shares.

Property, plant and equipment consisted of the following:

	June 30,	March 31,
	2005	2005
Geothermal property (land and equipment)
Shares issued	$-	$60,351
Cash payments	-	40,000
Construction in progress	1,000	-
	1,000	100,351
Balance, beginning of year	592,351	492,000
Balance, end of year	593,351	592,351

Other equipment
Acquisitions	-	1,331
Balance, beginning of year	5,325	3,994
Balance, end of year	5,325	5,325
	598,676	597,676

Less: Accumulated depreciation	(2,116)	(1,975)

	$596,560	$595,701

5.	CAPITAL STOCK

	a)	Shares Issued

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

iv)	On December 19, 2003, the Company issued 6,939,992 shares and 2,420,217 warrants (the “new warrants”) to the shareholders of GEO-Idaho to effect the reverse take-over (“RTO”).

v)
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

vi)
During the year ended March 31, 2004, the Company made cash payments totalling $137,398 pursuant to the convertible notes described in subparagraph (iv). On February 20, 2004, the Company issued 385,864 units, at a value of $0.45 per unit, on conversion of amounts due under convertible promissory notes totalling $173,639, including unpaid principal of $147,000 and interest accrued at a rate of 20% per annum totalling $26,638. Each unit has identical terms and conditions to the units issued in the December 2003 private placement, other than the expiration date of the new units’ warrants which expire on February 17, 2006.

vii)
On September 17, 2004, the Company issued 4,000,001 units for a private placement at a price of $0.85 CDN ($0.66 U.S. as at September 17, 2004) per unit. Each unit consists of one common share and one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share at a price of $1.25 CDN ($1.00 U.S. as at June 30, 2005) per share until September 17, 2006. Should the closing price of the Company’s common shares exceed $1.65 CDN ($1.32 U.S. as at June 30, 2005) per share for twenty consecutive trading days, the exercise date of the warrants can be accelerated to a date not earlier than twenty days following the date of the press release indicating the acceleration.

In payment for services provided in connection with the private placement, the Company paid $225,131 in cash and granted 280,000 agent’s warrants exercisable at a price of $0.85 CDN ($0.68 U.S. as at June 30, 2005) until September 17, 2006. The warrants are exercisable into units identical (including with respect to acceleration) to the units offered in the private placement. The fair value of $133,341 as calculated by the Black-Scholes model was recorded as a share issue cost.

viii)	On October 20, 2004, the Company issued 278,735 common shares upon the exercise of 278,735 stock options at an exercise price of $0.60 CDN ($0.47 U.S. as at October 20, 2004).

ix)	On February 18, 2005, the Company issued 30,000 common shares upon the exercise of 30,000 stock options at an exercise price of $0.60 CDN ($0.49 U.S. as at February 18, 2005).

x)	On February 23, 2005, the Company issued 100,000 common shares at a price of $0.60 for two parcels of land and energy rights at its Raft River Property valued at $60,351.

xi)	On April 11, 2005, the Company issued 17,778 common shares upon the exercise of 17,778 options at an exercise price of $0.90 CDN ($0.73 U.S. as of April 11, 2005.

b)	Escrow Shares

The following common shares and share purchase warrants are in escrow:

	June 30,	March 31,
	2005	2005

Common shares	3,149,846	4,243,325
Share purchase warrants	1,500,570	1,946,937

The escrow shares and warrants are held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required the escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO-Idaho (Note 3) and the concurrently completed private placement (Note 5(a)(v)). Shares will be released from escrow at six month intervals, with the last release from escrow scheduled for December 19, 2006.

c)	Stock Purchase Warrants

As at June 30, 2005, the following share purchase warrants are outstanding:

	EXERCISABLE
WARRANTS	INTO NUMBER
ISSUED	OF COMMON	EXERCISE	EXPIRATION	FAIR
PURSUANT TO	SHARES	PRICE	DATE	VALUE (1)

Acquisition of U.S.
Geothermal – Idaho Inc.	2,420,217	$0.75	December 15, 2005	$629,256
Private placement	1,661,110	$0.75	December 15, 2005	$431,889
Agent’s warrants	83,333	$0.45	December 15, 2005	$25,437
Conversion of notes	192,932	$0.75	February 17, 2006	$50,162
Private placement	4,000,001	$1.25CDN	September 17, 2006	$1,190,697
Agent’s warrants	280,000	$0.85CDN	September 17, 2006	$133,341
	8,637,593			$2,460,782

(1)	The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	136%
Risk free interest rate	2.65%	4.18%
Expected life	24 months	24 months

6.

STOCK BASED COMPENSATION

The Company's stock option plan provides for the grant of incentive stock options for up to 2,584,000 common shares to employees, consultants, officers and directors of the company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months. Since the plan has been administered by our Vancouver office and Pacific Corporate Trust, the Company has issued stock options with an exercise price stated in Canadian dollars per share.

During the quarter ended June 30, 2005, the Company granted 50,000 stock options to a consultant exercisable at a price of $0.72 CDN ($0.58 USD as at June 30, 2005) until April 19, 2010.

During the year ended March 31, 2005, the Company granted 560,000 stock options to consultants, directors and officers exercisable at prices ranging from $0.72 to $0.90 CDN ($0.58 to $0.72 USD as at June 30, 2005).

During the year ended March 31, 2004, the Company granted 1,745,000 stock options to consultants, directors and officers exercisable at a price of $0.60 CDN ($0.48 USD as at June 30, 2005) until January 3, 2009.

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $6,377 was included in consulting fees and $38,818 was included in salaries and wages for the quarter ended June 30, 2005 (March 31, 2005 - $295,541).

The changes in stock options are as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	NUMBER	PRICE

Balance outstanding, March 31, 2003	-	$ -

Granted	1,745,000	$0.60 CDN

Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN

Granted	470,000	$0.72 CDN
Granted	90,000	0.90 CDN
Cancelled	(240,000)	0.60 CDN
Exercised	(308,735)	0.60 CDN

Balance outstanding March 31, 2005	1,756,265	$0.65 CDN

Granted	50,000	0.72 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(22,222)	0.90 CDN

Balance outstanding June 30, 2005	1,766,265	$0.64 CDN

The following table summarizes information about the stock options outstanding at June 30, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60 CDN	1,196,265	3.51	897,199
0.72 CDN	520,000	4.42	222,500
0.90 CDN	50,000	4.42	25,000

$ 0.64 CDN	1,766,265	3.80	1,144,699

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.50 per share. The assumptions used to calculate the fair value are as follows:

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

At March 31, 2005, the Company has net operating losses of approximately $1,962,000, which may be carried forward to apply against future years’ income for tax purposes expiring as follows:

2023	$160,000
2024	$377,000
2025	$1,425,000

8.	COMMITMENTS AND CONTINGENCIES

a)

The Company has entered into several lease agreements with terms expiring up to December 1, 2034, for geothermal properties adjoining the Raft River Geothermal Property.

The leases provide for the following annual payments within the next five fiscal years:

2006	$22,700
2007	$22,900
2008	$14,700
2009	$15,000
2010	$15,400

	b)	The Company is committed to issue 120,000 common shares as a bonus pursuant to an employment agreement, subject to approval of the TSX Venture Exchange.

c)
The Company has signed three 10 MW power purchase agreements with Idaho Power Company for sale of power generated from the phase one, phase two and phase three power plants. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity to Idaho Power. These agreements are contingent upon successful financing and construction of the power plants at Raft River.

9.

RELATED PARTY TRANSACTIONS

As at June 30, 2005, an amount of $ 5,401 (March 31, 2005 - $4,842) is payable to directors and officers of the Company.

The Company incurred the following transactions with directors, officers and a company with a common director:

	3 Months	12 Months
	June 30,	March 31,
	2005	2005

Administrative services	$4,683	$18,142
Management fees	9,000	64,196
Salaries and wages	35,253	98,197
Consulting fees	6,000	49,194
Legal fees	-	14,913
Rent	3,350	11,273

	$58,286	$255,915

10.	SUBSEQUENT EVENTS

	a)	On August 4, 2005, the Company paid $125,000 for the purchase of the final 25% of the Raft River property.

b)
On July 26, 2005, the Company entered into a binding letter of intent with Ormat Nevada Inc. (“Ormat”) to provide interim financing and construction services and to supply equipment for construction of its geothermal power plant project in Raft River, Idaho. The Company paid Ormat $300,000 as an advance against expenses associated with due diligence.

11.

DIFFERENCES BETWEEN CANADIAN AND US GAAP

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The material differences in respect to these financial statements between U.S. and Canadian GAAP, and their effect on the Company’s financial statements, are summarized as follows:

•
Property, Plant and Equipment- Under Canadian GAAP, development and exploration costs associated with the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) were recorded as a capital asset. Under U.S. GAAP, these amounts have been expensed. As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would be presented as follows:

	June 30, 2005	March 31, 2005	June 30, 2004
Plant, Property & Equipment	$1,259,326	$1,054,199
Total Assets	2,681,218	3,043,468
Stockholder’s Equity	2,591,616	2,878,366
Total Liabilities & Stockholder’s Equity	2,681,218	3,043,468
Professional Fees	35,852		$23,848
Loss from Operations	(242,255)		(147,396)
Net Loss	(222,483)		(145,413)

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

U.S. Geothermal Inc., a Delaware corporation, is a renewable energy development company focused on geothermal energy. The Company’s shares of common stock trade on the TSX Venture Exchange under the symbol “GTH” and on the Over-The-Counter Bulletin Board under the symbol “UGTH”. Please see the Company’s SB-2 registration statements filed with the SEC for information about the Company’s corporate development.

The company signed its first power purchase agreement (“PPA”) as a “Qualifying Facility” under PURPA with the Idaho Power Company for the phase one power plant of 10 megawatts (MW). In May 2005, the company signed two additional power purchase agreements with Idaho Power for the phase two and phase three power plants. The PPAs form the basis for the economic development of the first three phases of the Raft River project and allow for the arrangement of a financing package to construct the facilities, including the power plant. Each PPA has a 20-year term and includes annually adjusted electric power prices based on the avoided cost method, which the company believes will be adequate for the successful development of a 10 MW power plant. The scheduled operations commencement date for the first PPA is December 15, 2006, and the scheduled operations commencement date for the second and third PPAs (for power plants that will be constructed concurrently) is December 15, 2008.

For the first phase of development at Raft River, the company will commercialize the existing production wells and energy field by construction of a 13 MW geothermal power plant that will provide the energy to be delivered under the first PPA with Idaho Power Company. On June 17, 2005, GTH entered into a memorandum of understanding with Lockwood Greene E&C Inc. (“Lockwood”) to provide construction management services for construction of the phase one 10 MW geothermal power plant at Raft River, including construction management services, direct construction work, and assistance in the selection of the power plant technology. Negotiations continue in regards to Lockwood and GTH signing an EPC Agreement for the entire Raft River power plant project. The company received four EPC and other construction-related bids from which it selected the bid of Ormat Nevada Inc. (“Ormat”). On July 26, 2005, GTH signed a letter of intent with Ormat to provide interim financing and construction services and to supply equipment for the construction of the Raft River phase one power plant, including a performance guarantee for the plant by Ormat. Lockwood could assume responsibility for all other aspects of the project, including field development, permitting and the engineering, procurement and construction of the substation, geothermal production and injection wells, and the gathering system. Under the letter of intent, subsequent to execution of an EPC Agreement for the power plant with Ormat and completion of its due diligence review, Ormat or an affiliate is to provide up to $15,000,000 as a bridge loan to fund initial power plant manufacturing and supply. GTH has paid Ormat an advance payment of $300,000 as an incentive to incur the expense associated with the due diligence and other aspects of the loan. GTH and Ormat also will have options to build the next two power plants at Raft River on substantially the same terms and conditions, including price, subject to subsequent changes in costs of materials and labor and cost reductions from potential economies of scale.

Marathon Capital LLC is acting as GTH financial advisor on the Ormat bridge loan and for project financing requirements of the phase one power plant. GTH has been in exclusive negotiations with Marathon Capital LLC for financing of the phase one plant. Marathon has developed a term sheet to evaluate potential financing sources and initiate discussions regarding financing structure, and the company anticipates that financing will be completed and initial construction activities can begin by the end of the third quarter, 2005. Final engineering, equipment procurement and construction is anticipated to take approximately 14 to 16 months (assuming no significant or unusual delays from weather, supply issues or similar events), and the initial power plant is anticipated to begin production by the end of 2006.

GTH initially considered construction of the phase one plant using an advanced power generation process, the ammonia absorption power cycle (AAPC), which is a new application of refrigeration technology. The company had been offered a U.S. Department of Energy $2.2 million grant to be used to construct a power plant that used the AAPC process. The company ultimately determined that he AAPC process, while promising, would be difficult to finance, and has elected to construct the phase one plant using the standard existing technology. As a result, GTH will decline the DOE grant.

On June 24, 2005, GTH signed a transmission agreement with the U.S. Department of Energy’s Bonneville Power Administration- Transmission Business Line (“TBL”) for firm, point-to-point power transmission with the TBL for up to 12 megawatts (MW) of electrical transmission capacity for an initial term of 30 years, beginning June 1, 2006. The agreement is intended to provide transmission capability in support of the phase one plant. Charges under the transmission agreement are based on federal tariff; the non-refundable annual reservation fee for the first year is $12,336, which represents an estimation of likely annual charges under the agreement, without taking into account potential “short distance” discounts.

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

The company’s permitting activities are continuing as the project develops. A Conditional Use Permit for the phase one plant was issued by the local Cassia County authority on April 21, 2005. Various other county, state and federal permits will be required for the project, including a Cassia County Building Permit, an Idaho Air Quality Permit and a Corp of Engineers 404 Permit.

On August 4, 2005, the company paid the final $125,000 to complete the purchase of the Raft River property.

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Finalize negotiations with Marathon Capital LLC for financing to construct the phase one power plant and close the transaction to allow financing drawdown.
(2)	Negotiate and execute a final engineering, procurement and construction agreement and bridge loan with Ormat for the phase one power plant.
(3)	Determine the role of CH2M Hill’s subsidiary Lockwood Greene E&C, Inc., regarding the engineering, procurement and construction agreement for aspects of the project not included under the Ormat agreement.
(4)	Continue permitting activities.
(5)	Initiate project construction for first power plant.
(6)	Continue to seek and acquire additional geothermal resource properties and/or operations.

Project Financing. Our cash position as at June 30, 2005, is adequate to fund our activities to December 31, 2005. On or before December 31, 2005, we will have to raise additional capital to construct the initial Raft River power plant, and for future working capital.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of June 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2005, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2005, 17,778 options for common stock at a price of $0.73 US were exercised for gross proceeds of $13,008. No commissions were paid on account of the issuance. The shares were issued to officers, employees, consultants and directors of the Company under the exemption from registration provided by Section 4(2) of the Securities Act. The Company is using the proceeds of this issuance for general working capital.

ITEM 5. OTHER INFORMATION

On April 19, 2005, there were 22,222 options cancelled and 50,000 new options granted to consultants of the Company with an expiry date of April 19, 2010 and exercise price of $0.72 Cdn.

ITEM 6. EXHIBITS AND REPORTS

See the exhibits index to this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 12, 2005	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: August 12, 2005	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.1	Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company dated December 3, 2002 (1)
10.2	Amendment No. 1 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated November 15, 2003 (1)
10.3	Amendment No. 2 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated December 30, 2003 (1)
10.4	Letter Agreement dated January 8, 2004 between U.S. Geothermal Inc. and Vulcan Power Company (1)
10.5	Geothermal Lease and Agreement dated July 11, 2002, by and between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc., an Idaho corporation (1)
10.6	Geothermal Lease and Agreement dated June 14, 2002, by and between Jensen Investments Inc. and U.S. Geothermal Inc., an Idaho corporation (1)
10.7	Geothermal Lease and Agreement dated March 1, 2004, by and between: Jay Newbold and U.S. Geothermal Inc., an Idaho corporation (1)
10.8	Geothermal Lease and Agreement dated June 28, 2003, by and between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc., an Idaho corporation (1)
10.10	Administrative Services Contract between U.S. Geothermal Inc. and New Dawn Holdings Ltd . (1)
10.12	Employment Agreement for Daniel Kunz (1)
10.15	Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders (1)
10.16	Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders .(1)
10.17	First Amended and Restated Merger Agreement among U.S. Cobalt Inc., a Delaware corporation, EverGreen Power Inc., an Idaho corporation, U.S. Geothermal Inc., an Idaho corporation ("Geo"), and the stockholders of Geo (1)
10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.19	Stock Option Plan of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) dated April 3, 2003 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)

10.21	Employment Agreement for Kevin Kitz (2)
10.22	Employment Agreement for Kerry D. Hawkley (2)
10.23	Employment Agreement for Douglas Glaspey (2)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
10.25	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.26	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.27	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 with Bonneville Power Administration (4)
10.28	Binding Letter of Intent for Bridge Financing and EPC Agreement with Ormat Nevada Inc. (5)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1) Filed as part of Form SB-2 filed with the SEC on July 8, 2004, and incorporated herein by this reference.
(2) Filed as part of Amendment No. 2 to Form SB-2 filed with the SEC on January 10, 2005, and incorporated herein by this reference.
(3) Filed as part of Form 8-K filed with the SEC on May 10, 2005, and incorporated herein by this reference.
(4) Filed as part of Form 10-KSB filed with the SEC on July 13, 2005, and incorporated herein by this reference.
(5) Filed as part of Form 8-K filed with the SEC on August 4, 2005, and incorporated herein by this reference.
(6) Filed herewith.