Form 10QSB
period 2005-09-30
US GEOTHERMAL INC
filed 2005-11-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of October 31, 2005
Common stock, par value	17,389,207
$ 0.001 per share

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act:
Yes☐ No ☒

USGeothermal

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended September 30, 2005

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the company with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of an authorized executive officer of the company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statement as a result of a wide variety of factors and conditions, including, but not limited to, the factors and conditions described in the discussion of “Management’s Plan of Operations” in this report, the discussion of “Risk Factors” in the company’s 10-KSB for the year ending March 31, 2005, and in other documents the company files from time to time with the Securities and Exchange Commission. The reader is cautioned that the company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of the company over time means the actual events are bearing out as estimated in such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	September 30,	March 31,
	2005	2005
	Unaudited

ASSETS

Current
Cash and cash equivalents	$508,147	$1,957,075
Refundable tax credit	3,441	3,095
Prepaid expenses and other	177,773	29,099
Total Current Assets	689,361	1,989,269

Property, Plant and Equipment	735,303	595,701
Total Assets	$1,424,664	$2,584,970

LIABILITIES

Current
Accounts payable and accrued liabilities	$147,906	$160,260
Related-party accounts payable	4,185	4,842
Total Current Liabilities	152,091	165,102

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and Outstanding:
17,389,207 shares at September 30, 2005 and	17,389	17,332
17,331,429 shares at March 31, 2005
Additional Paid-in Capital	3,609,322	3,485,642
Stock Purchase Warrants	2,460,782	2,460,782
Accumulated Other Comprehensive Income	32,792	165,262
Accumulated Deficit Before Development Stage	(1,037,422)	(1,037,422)
Accumulated Deficit During Development Stage	(3,810,290)	(2,671,728)
Total Stockholders’ Equity	1,272,573	2,419,868
Total Liabilities and Stockholders’ Equity	$1,424,664	$2,584,970
Approved on behalf of the Board:

“Doug Glaspey”	“Paul Larkin”
Director	Director

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED		CUMULATIVE
	SEPTEMBER 30,				PERIOD FROM
	2005	2004	2005	2004	FEB. 26, 2002
	Unaudited		Unaudited		TO SEPT. 30, 2005

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	10,502	134,418	33,833	181,705	887,785
Corporate admin and development	35,467	27,687	52,875	47,232	226,322
Exploration expenditures	6,244	88,886	32,562	103,413	506,887
Foreign exchange loss	(22,722)	13,688	(118,408)	14,239	(13,269)
Professional fees	467,891	(97,102)	698,012	158,113	1,209,452
Management fees	12,622	31,968	24,420	55,041	276,738
Salaries and wages	140,712	-	283,612	-	491,371
Travel and promotion	72,854	27,160	153,188	45,725	266,953
Loss from Operations	(723,570)	(226,705)	(1,160,094)	(605,468)	(3,852,239)

Other Income (Expense)
Interest income	1,760	831	21,532	2,814	41,949
Loss Before Income Taxes	(721,810)	(225,874)	(1,138,562)	(602,654)	(3,810,290)

Income Taxes	-	-	-	-	-

Net Loss	$(721,810)	$(225,874)	$(1,138,562)	$(602,654)	$(3,810,290)

Basic And Diluted Net Loss Per Share	$(0.04)	$(0.02)	$(0.07)	$(0.04)

Weighted Average Number Of Shares	17,363,755	13,531,389	17,363,755	13,531,389
Outstanding for Basic and Diluted
Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(721,810)	$(225,874)	$(1,138,562)	$(602,654)	$(3,810,290)
Foreign currency translation	(1)	2,920	(132,470)	2,920	32,792
adjustment

Total Comprehensive Loss	$(721,811)	$(222,954)	$(1,271,032)	$(599,734)	$(3,777,498)

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	THREE MONTHS		SIX MONTHS		FROM
	SEPTEMBER 30				INCORPORATION
	2005	2004	2005	2004	FEB. 26, 2002
	Unaudited		Unaudited		TO SEPT. 30, 2005

Operating Activities
Net loss for the period	$(721,810)	$(225,874)	$(1,138,562)	$(602,654)	$(3,804,546)
Add: Non-cash items:
Depreciation	257	358	398	358	2,373
Shares issued for other than cash	-	-	-	-	49,600
Stock based compensation	45,195	58,908	90,390	58,908	682,011

Change in non-cash working
capital items:
Accounts payable and	62,489	(42,048)	(13,011)	64,883	(94,053)
accrued liabilities
Prepaid expenses	(138,876)	(10,870)	(148,674)	(21,221)	(183,517)
Refundable tax credit and grant	(1,188)	36,407	(346)	(199,105)	2,377
receivable
Total Cash Used by Operating	(753,933)	(183,119)	(1,209,805)	(698,831)	(3,345,755)
Activities
Investing Activities
Purchases of property, plant and	(139,000)	-	(140,000)	-	(660,325)
equipment
Cash acquired on business	-	-	-	-	5,798
combination
Total Cash Provided (Used) by	(139,000)	-	(140,000)	-	(654,527)
Investing Activities

Financing Activities
Issuance of share capital, net of	20,339	2,431,120	33,347	2,431,120	4,475,637
share issue cost
Total Cash Provided by Financing	20,339	2,431,120	33,347	2,431,120	4,475,637
Activities

Foreign Exchange Effect On Cash
And Cash Equivalents	(1)	2,810	(132,470)	2,920	32,792

Increase (Decrease) In Cash And	(872,595)	2,250,811	(1,448,928)	1,735,209	508,147
Cash Equivalents

Cash And Cash Equivalents,
Beginning Of Period	1,380,742	354,911	1,957,075	870,513	-

Cash And Cash Equivalents, End	$508,147	2,605,722	$508,147	$2,605,722	$508,147
Of Period

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

	SIX MONTHS		FROM
	SEPTEMBER 30		INCORPORATION
	2005	2004	FEB. 26, 2002
	Unaudited	Unaudited	TO SEPT. 30, 2005

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost		-	158,778

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2005
(Stated in U.S. Dollars)

						ACCUMULATED
					ACCUMULATED	DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Shares issued for cash at $0.015 per share – February 26,
2002	2,600,000	$2,600	$37,400	$-	$-	$-	$40,000
Shares and warrants issued for Geothermal property at
$0.009 – March 5, 2002	1,895,000	1,895	15,105	-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho
	4,495,000	4,495	52,505	-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002
	395,000	395	98,355	-	-	-	98,750
Shares issued for services at $0.25 per share – May 28,
2002	5,000	5	1,245	-	-	-	1,250
Shares issued for cash at $0.30 per share – November 1,
2002	1,023,667	1,024	306,076	-	-	-	307,100
Shares issued for services at $0.30 per share – November
1, 2002	10,000	10	2,990	-	-	-	3,000
Shares issued for services at $0.30 per share – February
14, 2003	151,170	151	45,199	-	-	-	45,350
Net loss for the period	-	-	-	-	-	(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$(164,909)	$347,541

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2005
(Stated in U.S. Dollars)

					ACCUMULATED	ACCUM DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Balance brought forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares
issued and outstanding as a result of the reverse take-
over transaction – U.S. Geothermal Inc. – Idaho –
December 19, 2003	(6,079,837)	(6,080)	6,080	-	-	-	-
Legal parent company shares issued and outstanding at
time of reverse take-over – U.S. Cobalt Inc. –
December 19, 2003	2,274,616	2,275	(2,275)	-	-	-	-
Shares issued for acquisition of U.S. Geothermal Inc. –
Idaho	6,939,992	6,940	(6,940)	-	-	(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc.
– Idaho	-	-	-	629,256	-	(629,256)	-
Shares and warrants issued for cash at a price of $0.45
per share in a private placement, net of share issue
costs of $75,122 paid in cash and $25,437 paid by
the issuance of 83,333 agent’s warrants – December
19, 2003
	3,322,221	3,322	959,230	457,326	-	-	1,419,878
Shares and warrants issued for conversion of notes at
$0.45 – February 20, 2004	385,864	386	123,090	50,162	-	-	173,638
Stock options granted	-	-	296,081	-	-	-	296,081
Foreign currency translation gain	-	-	-	-	35,792		35,792
Net loss for the year	-	-	-	-	-	(676,398)	(676,398)

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$1,136,744	$35,792	$(1,878,729)	$1,188,366

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2005
(Stated in U.S. Dollars)

					ACCUMULATED	ACCUM DEFICIT
	NUMBER		ADDITIONAL	STOCK	OTHER	DURING
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	STAGE	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in a private placement, net of share issue costs of $225,131 paid in cash and $133,341 paid by the issuance of 280,000
agent’s warrants – September 17, 2004
	4,000,001	4,000	1,103,082	1,324,038	-	-	2,431,120
Shares issued for property at a price of $0.60 – February
22, 2005	100,000	100	60,251	-	-	-	60,351
Shares issued for stock options exercised
	308,735	309	145,133	-	-	-	145,442
Stock options granted	-	-	295,540	-	-	-	295,540
Foreign currency translation gain	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	17,332	3,485,642	2,460,782	165,262	(3,709,150)	2,419,868
						-
Shares issued for stock options exercised	57,778	57	33,290	-	-	-	33,347
Stock options granted	-	-	90,390	-	-	-	90,390
Foreign currency translation loss	-	-	-	-	(132,470)	-	(132,470)
Net loss for the year to date	-	-	-	-	-	(1,138,562)	(1,138,562)
Balance September 30, 2005 (Unaudited)	17,389,207	$17,389	$3,609,322	$2,460,782	$32,792	$(4,847,712)	$1,272,573

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

When U.S. Cobalt Inc. (“GTH” or the “Company”) completed a reverse take-over on December 19, 2003, the former stockholders of U.S. Geothermal Inc. (“GEO - Idaho”), a company incorporated on February 26, 2002 in the State of Idaho, acquired control of GTH. (Note 3) In connection with the transaction, U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the roll-back of common stock.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and entered into an agreement with Vulcan Power Company (“Vulcan”) of Bend, Oregon, pursuant to which the Company has acquired a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho. (Note 4)

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a recurring nature, necessary for a fair statement of the results for the interim period presented. These consolidated financial statements include the accounts of the following companies:

U.S. Geothermal Inc. (incorporated in the State of Delaware);
U.S. Geothermal Inc. (incorporated in the State of Idaho);
U.S. Cobalt Inc. (incorporated in the State of Colorado);
Raft River Energy I LLC (incorporated in the State of Delaware).

All inter-group transactions are eliminated on consolidation.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the six month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock

Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has had no impact on the Company’s financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with maturities of no more than ninety days when acquired.

Going Concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $4,847,712 from inception, February 26, 2002, to September 30, 2005, and has no revenue from operations.

The Company is in the process of developing its geothermal properties and has not yet determined whether these properties contain economically recoverable geothermal reserves. The recoverability of the amounts shown for geothermal properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development of the properties, and upon future profitable operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital, and is currently evaluating several financing options. Management may seek additional capital through public and/or private offerings of its common stock or other securities. In the event the Company is unable to obtain additional financing, there is no assurance that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 3,149,846 common shares and 1,500,570 share purchase warrants were held in escrow as at September 30, 2005 (as at March 31, 2005, 4,243,325 common shares and 1,946,937 share purchase warrants were held in escrow). Each share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 15, 2005. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

The Company has determined that the share purchase warrants issued as part of the transaction have a fair value of $629,256 as determined by using the Black-Scholes pricing model with the assumptions as stated in Note 5. The amount is considered to be additional consideration given to the former GEO - Idaho shareholders and, as such, has been allocated, along with the net liabilities assumed of GTH, to deficit.

The acquisition is summarized as follows:

Current assets (including cash of $5,798)	$11,616
Current liabilities	(419,782)

Net liabilities assumed	$(408,166)

The net liabilities assumed have been charged to accumulated deficit.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

GEO - Idaho entered into an agreement, as amended December 3, 2002, with Vulcan Power Company (“Vulcan”), a company incorporated in Oregon, to purchase up to a 100% interest in the Raft River Geothermal Property (“the Property”) located in Cassia County, Idaho, in exchange for 1,895,000 shares (the “old shares”) and 1,612,000 warrants (the “old warrants”) of GEO - Idaho and up to $600,000 in cash. A condition to acquiring 100% of the Property is the completion by GEO - Idaho of at least a $200,000 work program on the Property. The old shares and old warrants were exchanged subsequent to December 31, 2002 (as part of the reverse take-over described in Notes 3 and 5) for shares and warrants of the Company.

As of September 30, 2005, the Company has acquired a 100% interest in the Property by making cash payments totalling $250,000 in fiscal 2003, $225,000 in fiscal 2004 and $125,000 in fiscal 2005. The Company has also completed the requisite work program. In addition, the Company has paid $15,000 to acquire a purchase option on 960 acres of surface and water rights.

During the year ended March 31, 2005, the Company acquired 100 acres of surface and energy rights in exchange for a cash payment of $40,000 and issuance of 100,000 common shares.

Property, plant and equipment consisted of the following:

	September
	30,	March 31,
	2005	2005
Geothermal property (land and equipment)
Balance, beginning of year	$592,351	$492,000
Shares issued	-	60,351
Cash payments	140,000	40,000
Balance, end of year	732,351	592,351

Other equipment
Balance, beginning of year	5,325	3,994
Acquisitions	-	1,331
Balance, end of year	5,325	5,325
Less: Accumulated depreciation	(2,373)	(1,975)
Net balance, end of year	2,952	3,350

	$735,303	$595,701

NOTE 5 - CAPITAL STOCK

On July 22, 2005, the Company issued 40,000 common shares upon the exercise of 40,000 options at an exercise price of $0.60 CDN ($0.51 U.S. as of July 22, 2005).

On April 11, 2005, the Company issued 17,778 common shares upon the exercise of 17,778 options at an exercise price of $0.90 CDN ($0.73 U.S. as of April 11, 2005).

On February 23, 2005, the Company issued 100,000 common shares at a price of $0.60 for two parcels of land and energy rights adjacent to its Raft River Property valued at $60,351.

On February 18, 2005, the Company issued 30,000 common shares upon the exercise of 30,000 stock options at an exercise price of $0.60 CDN ($0.49 U.S. as at February 18, 2005).

On October 20, 2004, the Company issued 278,735 common shares upon the exercise of 278,735 stock options at an exercise price of $0.60 CDN ($0.47 U.S. as at October 20, 2004).

In payment for services provided in connection with the private placement, the Company paid $225,131 in cash and granted 280,000 agent’s warrants exercisable at a price of $0.85 CDN ($0.72 U.S. as at September 30, 2005) until September 17, 2006. The warrants are exercisable into units identical (including with respect to acceleration) to the units offered in the private placement. The fair value of $133,341, as calculated by the Black-Scholes model, was recorded as a share issue cost.

On September 17, 2004, the Company issued 4,000,001 units for a private placement at a price of $0.85 CDN ($0.66 U.S. as at September 17, 2004) per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.25 CDN ($1.06 U.S. as at September 30, 2005) per share until September 17, 2006. Should the closing price of the Company’s common shares exceed $1.65 CDN ($1.40 U.S. as at September 30, 2005) per share for twenty consecutive trading days, the exercise date of the warrants may be accelerated to a date not earlier than twenty days following the date of the press release indicating the acceleration.

During the year ended March 31, 2004, the Company made cash payments totalling $137,398 pursuant to the convertible notes described below. On February 20, 2004, the Company issued 385,864 units, at a value of $0.45 per unit, on conversion of amounts due under the convertible promissory notes totalling $173,639, including unpaid principal of $147,000 and interest accrued at a rate of 20% per annum totalling $26,638. Each unit has identical terms and conditions to the units issued in the December 2003 private placement described below, other than the expiration date of the warrants which expire on February 17, 2006.

On December 19, 2003, the Company issued 6,939,992 shares and 2,420,217 warrants (the “new warrants”) to the shareholders of GEO - Idaho to effect the reverse take-over (“RTO”) described in Note 3. Pursuant to the negotiated agreement of the parties, as approved by the TSX Venture Exchange, the GEO - Idaho shares were exchanged on a one-for-one basis with all GEO - Idaho shareholders other than Vulcan Power Company, which received shares and warrants so that Vulcan Power would own 14% on a non-diluted and 25% on a fully-diluted basis after closing (taking into account the private placement closed in conjunction with the RTO discussed below). To meet these percentages, Vulcan was issued 1,755,159 shares and the 2,420,217 new warrants. Vulcan had held 1,895,000 GEO-Idaho shares and 1,612,000 GEO - Idaho warrants prior to the RTO. The new warrants, issued only to Vulcan as the sole old warrant holder of GEO - Idaho, have an exercise price of $0.75 per share and expire December 15, 2005. Concurrently with the RTO, the Company issued 3,322,221 units for a private placement at a price of $0.45 per unit. Each unit consists of one common share and one half of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 15, 2005. The share issuance costs of this issuance were $100,559. Of this amount, $75,122 was paid in cash and $25,437 was paid by the issuance of 83,333 agent’s warrants to purchase up to 83,333 common shares, exercisable at a price of $0.45 until December 15, 2005. The value assigned to the new warrants was $629,256 ($0.26 per warrant), and the value assigned to the warrants included in the units was $431,889 ($0.26 per warrant) as calculated by the Black-Scholes model. The exercise date of the warrants issued in connection with the RTO, the private placement and agent services can be accelerated to 30 days after written notice from the Company provided that the Company has obtained both: (i) all material permits and licenses necessary to authorize initiation of construction of a 10 megawatt power plant; and (ii) power purchase and transmission agreements for such plant. The fair value of the agent’s warrants of $25,437 ($0.30 per warrant) was calculated by the Black-Scholes model. The share issue costs have been netted against the proceeds allocated to additional paid in capital.

On April 25, 2003, the Company committed to issue convertible promissory notes in an aggregate principal amount of $269,000. The notes were convertible, at the option of the holder, into units identical in terms to the units described above, except with respect to the expiration date of the units, as described above. The notes carried an interest rate of 20%.

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

On May 28, 2002, the Company issued 395,000 common shares at a price of $0.25 per share for cash proceeds of $98,750 and issued 5,000 common shares for consulting services. The shares issued for services had a fair value on that date of $1,250. Accordingly, the shares issued for services were recorded as a charge to consulting fees in the consolidated statement of operations.

Escrow Shares

The following common shares and share purchase warrants are in escrow:

	September
	30,	March 31,
	2005	2005

Common shares	3,149,846	4,243,325
Share purchase warrants	1,500,570	1,946,937

The escrow shares and warrants are held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required that escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO - Idaho (Note 3) and the concurrently completed private placement (Note 5). Shares are released from escrow at six month intervals, with the last release from escrow scheduled for December 19, 2006.

NOTE 6 - STOCK -BASED COMPENSATION

The Company‘s stock option plan provides for the grant of incentive stock options enabling the holders to purchase up to 2,584,000 common shares. The plan is for employees, consultants, officers and directors of the Company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months. Because the plan has historically been administered in Canada by Pacific Corporate Trust, the Company has issued stock options with an exercise price stated in Canadian dollars per share.

During the quarter ended June 30, 2005, the Company granted 50,000 stock options to a consultant exercisable at a price of $0.72 CDN ($0.61 USD as at September 30, 2005) until April 19, 2010.

During the year ended March 31, 2005, the Company granted 560,000 stock options to consultants, directors and officers exercisable at prices ranging from $0.72 to $0.90 CDN ($0.61 to $0.76 USD as at September 30, 2005).

During the year ended March 31, 2004, the Company granted 1,745,000 stock options to consultants, directors and officers exercisable at a price of $0.60 CDN ($0.51 USD as at September 30, 2005) until January 3, 2009.

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $12,754 was included in consulting fees and $77,636 was included in salaries and wages for the six months ended September 30, 2005 (March 31, 2005 - $295,541).

The changes in stock options are as follows:

	NUMBER	WEIGHTED
	SHARES	AVERAGE
	UNDER	EXERCISE
	OPTIONS	PRICE

Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN

Granted	470,000	0.72 CDN
Granted	90,000	0.90 CDN
Cancelled	(240,000)	0.60 CDN
Exercised	(308,735)	0.60 CDN

Balance outstanding March 31, 2005	1,756,265	0.65 CDN

Granted	50,000	0.72 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(22,222)	0.90 CDN
Exercised	(40,000)	0.60 CDN

Balance outstanding September 30, 2005	1,726,265	$0.64 CDN

The following table summarizes information about the number of shares under stock options currently outstanding and exercisable:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
	MARCH 31,	SEPTEMBER
	2005	30, 2005	REMAINING
EXERCISE	NUMBER OF	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	SHARES	LIFE (YEARS)	SHARES

$ 0.60 CDN	1,196,265	1,156,265	3.26	1,156,265
0.72 CDN	470,000	520,000	4.17	260,000
0.90 CDN	90,000	50,000	4.17	25,000

$ 0.64 CDN	1,756,265	1,726,265	3.56	1,441,265

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

Stock Purchase Warrants

As at September 30, 2005, and as at March 31, 2005, the following share purchase warrants are outstanding:

	EXERCISABLE
WARRANTS	INTO NUMBER			FAIR
ISSUED	OF COMMON	EXERCISE	EXPIRATION	VALUE
PURSUANT TO	SHARES	PRICE	DATE	AT ISSUANCE

Acquisition of U.S.
Geothermal – Idaho Inc.	2,420,217	$0.75	December 19, 2005	$ 629,256
Private placement	1,661,110	$0.75	December 19, 2005	$ 431,889
Agent’s warrants	83,333	$0.45	December 19, 2005	$ 25,437
Conversion of notes	192,932	$0.75	February 17, 2006	$ 50,162
Private placement	4,000,001	$1.25 CDN	September 17, 2006	$1,190,697
Agent’s warrants	280,000	$0.85 CDN	September 17, 2006	$133,341
	8,637,593			$2,460,782

The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	136%
Risk free interest rate	2.65%	4.18%
Expected life	24 months	24 months

NOTE 7 - RELATED PARTY TRANSACTIONS

As at September 30, 2005 and March 31, 2005, the amounts of $4,185 and $4,842 are payable to directors and officers of the Company.

The Company incurred the following transactions with directors, officers and a company with a common director:

	6 Months	12 Months
	September 30,	March 31,
	2005	2005

Administrative services	$3,261	$18,142
Management fees	13,500	64,196
Salaries and wages	91,000	98,197
Consulting fees	12,960	49,194
Legal fees	871	14,913
Rent	6,700	11,273

	$128,292	$255,915

NOTE 8 - DIFFERENCES BETWEEN CANADIAN AND US GAAP

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The material difference in respect to these financial statements between U.S. and Canadian GAAP is reflected in the recording of Property, Plant and Equipment. Under Canadian GAAP, development and exploration costs associated with the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) are recorded as a capital asset. Under U.S. GAAP, these amounts are expensed. As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would be presented as follows:

	September 30, 2005	March 31, 2005	September 30, 2004
Plant, Property & Equipment	$ 1,587,027	$ 1,054,199
Total Assets	2,282,132	3,043,468
Stockholder’s Equity	2,130,041	2,878,366
Total Liabilities & Stockholder’s Equity	2,282,132	3,043,468
Exploration Expenditures	0		$ 0
Professional Fees	304,785		158,113
Loss from Operations	(766,868)		(487,817)
Net Loss	(745,336)		(496,323)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property.

The leases provide for the following annual payments within the next five fiscal years:

2006	$ 22,700
2007	$ 22,900
2008	$ 14,700
2009	$ 15,000
2010	$ 15,400

The Company is committed to issue 120,000 common shares as a bonus pursuant to an employment agreement, subject to approval of the TSX Venture Exchange.

The Company has signed three 10 MW power purchase agreements with Idaho Power Company for sale of power generated from its planned phase one, phase two and phase three power plants. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from these plants to Idaho Power. These agreements are contingent upon successful financing and construction of the power plants at Raft River.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

U.S. Geothermal Inc., a Delaware corporation, is a renewable energy development company focused on geothermal energy. The Company’s shares of common stock trade on the TSX Venture Exchange under the symbol “GTH” and on the Over-The-Counter Bulletin Board under the symbol “UGTH”. The Company’s 10-KSB for the year ended March 31, 2005 filed with the SEC provides additional information about the Company’s corporate development and business.

In January, 2005, the Company finalized its first power purchase agreement (“PPA”) as a “Qualifying Facility” under PURPA with the Idaho Power Company for the phase one power plant of 10 megawatts (MW). In May 2005, the Company signed two additional power purchase agreements with Idaho Power for the phase two and phase three power plants. The PPAs form the basis for the economic development of the first three phases of the Raft River project and will serve as a basis for the arrangement of a financing package to construct the necessary facilities, including each power plant. Each PPA has a 20-year term and includes annually adjusted electric power prices based on the avoided cost method, which the Company believes will be adequate for the successful development of each 10 MW power plant. The scheduled operations commencement date for the first PPA is June 15, 2006, and the scheduled operations commencement date for the second and third PPAs (for power plants that will be constructed concurrently) is December 15, 2008.

For the first phase of development at Raft River, the Company plans to commercialize the existing production wells and energy field by construction of a 13 MW geothermal power plant to provide the energy to be delivered under the first PPA with Idaho Power Company. On June 17, 2005, GTH entered into a non-exclusive memorandum of understanding with Lockwood Greene E&C Inc. (“Lockwood”) with respect to Lockwood’s provision of some or all of the construction management services for construction of the phase one plant, including construction management services, direct construction work, and assistance in the selection of the power plant technology. While negotiations with Lockwood continue, the Company also solicited bids for other interested parties for an engineering, procurement and construction (“EPC”) Agreement for the project. In response to the solicitation, the Company received four EPC and other construction-related bids from which it selected the bid of Ormat Nevada Inc. (“Ormat”). On July 26, 2005, GTH signed a letter of intent with Ormat to provide interim financing and construction services and to supply equipment for the construction of the Raft River phase one power plant, including a performance guarantee for the plant by Ormat. Under this proposal, Lockwood would assume responsibility for all other aspects of the project, including field development, permitting and the engineering, procurement and construction of the substation, geothermal production and injection wells, and the gathering system. Under the letter of intent, once Ormat completed its due diligence and an EPC Agreement for the power plant with Ormat was executed, Ormat or an affiliate was to provide up to $15,000,000 as a bridge loan to fund initial power plant manufacturing and supply. GTH and Ormat also would have options to build the next two power plants at Raft River on substantially the same terms and conditions, including price, subject to subsequent changes in costs of materials and labor and cost reductions from potential economies of scale. GTH paid Ormat an advance payment of $300,000 as an incentive to incur the expense associated with the due diligence and other aspects of the loan. As of September 30, 2005, GTH and Ormat have decided not to pursue the $15,000,000 interim financing. Ormat will return the unused portion of the amount advanced to cover due diligence expenses, estimated at $135,000. Negotiations on the EPC Agreement with Ormat are continuing.

Marathon Capital LLC has been acting as GTH’s exclusive financial advisor for financing of the phase one power plant, including the Ormat bridge loan. Marathon has developed a term sheet to evaluate potential financing sources and initiate discussions regarding financing structure, and the Company anticipates that financing will be completed and initial construction activities can begin during the second quarter, 2006. Final engineering, equipment procurement and construction is anticipated to take approximately 14 to 16 months (assuming no significant or unusual delays from weather, supply issues or similar events), and the initial power plant is anticipated to begin production by the end of the first quarter of 2007.

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

In addition to the transmission agreement for the first phase of the Raft River project, the Company has reserved capacity through December 1, 2010, for two plants of up to 12 MW each, for an additional 24 MW of transmission capacity with TBL to support the Company’s other two Power Purchase Agreements with Idaho Power Company, and has paid fees of $24,672 for the first year. The term of service will be increased once the projects are further along in the development process. In addition, if the TBL receives a firm request from a third party for transmission capacity for the period after December 1, 2010 (assuming the Company has not already extended the term), the Company will have the first right to match the term proposed by the third party. On September 8, 2005, the Raft River Rural Electric Co-op (RRREC) received an amended right-of-way from the Department of the Interior- Bureau of Land Management that allows the construction upgrade of an existing transmission line that will provide the interconnect for the Raft River project to the RRREC Bridge substation. An interconnection agreement between the Company and the RRREC is currently under negotiation and is expected to be finalized during the first quarter of 2006.

Three new leases and a property purchase option agreement have been entered into by the Company during the quarter ending September 30, 2005. The three additional geothermal leases-the Doman Lease, the Big Horn Mortgage Lease and the Griffin Lease- have added 1,080 acres of surface and geothermal rights to the Raft River project in areas the Company believes have high potential for geothermal reservoir development. The option to purchase was signed for approximately 960 acres of surface and water rights on the Wilcock ranch, adjoining the Company’s property to the west. The purchase of the Wilcock ranch property rights will provide cooling water for the proposed power plants. Application has been made to the Idaho Department of Water Resources for approval to change the use of the water from irrigation to commercial, change the location of use, and change the time of use so that the water can be used year around in the power generation process. On August 4, 2005, the Company paid the final $125,000 to complete the purchase of the Raft River property.

In preparation for project financing, a Phase I Environmental Site Assessment was completed by Kleinfelder on October 21, 2005. The Phase I assessment identified two underground storage tanks, which have since been removed. An ALTA land title survey is underway that covers all lands owned or leased by the company and Land America Commercial Services is preparing an ALTA Extended title insurance policy for the project, which the Company anticipates acquiring for the benefit of its project financing lenders.

The Company’s permitting activities are continuing as the project develops. A Conditional Use Permit for the first two power plants was issued by the Cassia County Planning and Zoning Commission on April 21, 2005. The Department of Army Corps of Engineers and the Idaho Department of Water Resources, after the submittal of a joint application by the Company, have determined that the Raft River project does not need to obtain a Section 404 Clean Water Act permit for the project as it is currently designed. Various other county, state and federal permits will be required for the project, including a Cassia County Building Permit and an Idaho Air Quality Permit.

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Finalize negotiations with Marathon Capital LLC or other qualified lender for financing to construct the phase one power plant and close the transaction to allow financing drawdown.

(2)	Negotiate and execute a final engineering, procurement and construction agreement with Ormat for the phase one power plant.

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

Project Financing. Our cash position as at September 30, 2005, is adequate to fund our activities to December 31, 2005, exclusive of project financing. On or before December 31, 2005, we will have to raise additional capital for working capital and to construct the initial Raft River power plant.

Total capital expenditures for the phase one project are currently estimated to be between $34 and $36 million. We expect we will finance the project through either a sale/leaseback or a combination of debt and equity, with the equity portion being up to 50% of the total. We anticipate that some or all of the equity portion may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of tax credits and benefits. Discussions for both construction and long-term financing for the initial facility are currently taking place with Marathon Capital LLC, which specializes in power plant project debt financing and raising the tax oriented equity portion of the capital cost for the project, and with potential participants who may be interested in utilizing tax credits and benefits that may be available to the project. In connection with the anticipated financing, on August 18, 2005, GTH created a “special purpose entity” (an “SPE”) by filing a Certificate of Formation with the state of Delaware to create Raft River Energy I LLC. As a condition of the anticipated financing, GTH would be required to transfer the geothermal assets associated with the phase one power plant to this SPE, and the ownership interests of the SPE would form part of the security for the financing.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of September 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2005, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2005, 40,000 options for common stock at a price of $0.51 US were exercised for gross proceeds of $20,339. No commissions were paid on account of the issuance. The shares were issued to a consultant of the Company under the exemption from registration provided by Section 4(2) of the Securities Act. The Company is using the proceeds of this issuance for general working capital.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

See the exhibits index to this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 10, 2005	By:	/s/ Daniel J. Kunz

	Title:	Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: November 10, 2005	By:	/s/ Kerry D. Hawkley

	Title:	Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.1	Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company dated December 3, 2002 (1)
10.2	Amendment No. 1 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated November 15, 2003 (1)
10.3	Amendment No. 2 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated December 30, 2003 (1)
10.4	Letter Agreement dated January 8, 2004 between U.S. Geothermal Inc. and Vulcan Power Company (1)
10.5	Geothermal Lease and Agreement dated July 11, 2002, by and between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc., an Idaho corporation (1)
10.6	Geothermal Lease and Agreement dated June 14, 2002, by and between Jensen Investments Inc. and U.S. Geothermal Inc., an Idaho corporation (1)
10.7	Geothermal Lease and Agreement dated March 1, 2004, by and between: Jay Newbold and U.S. Geothermal Inc., an Idaho corporation (1)
10.8	Geothermal Lease and Agreement dated June 28, 2003, by and between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc., an Idaho corporation (1)
10.10	Administrative Services Contract between U.S. Geothermal Inc. and New Dawn Holdings Ltd . (1)
10.12	Employment Agreement for Daniel Kunz (1)
10.15	Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders (1)
10.16	Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company as escrow agent, and certain security holders .(1)
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