Form 10QSB
period 2005-12-31
US GEOTHERMAL INC
filed 2006-02-15
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2005

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

Class of Equity	Shares Outstanding as of February 10, 2006
Common stock, par value	18,055,910
$ 0.001 per share

Transitional Small Business Disclosure Format (check one)
Yes ☐ No ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended December 31, 2005

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,	March 31,
	2005	2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$114,773	$1,957,075
Refundable tax credit	2,034	3,095
Prepaid expenses and other	14,171	29,099
Total Current Assets	130,978	1,989,269

Property, Plant and Equipment	762,230	595,701
Total Assets	$893,208	$2,584,970

LIABILITIES

Current
Accounts payable and accrued liabilities	$129,910	$160,260
Related party accounts payable	7,425	4,842
Total Current Liabilities	137,335	165,102

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and Outstanding:
17,572,540 shares at December 31, 2005 and	17,573	17,332
17,331,429 shares at March 31, 2005
Additional paid-in capital	4,829,559	3,485,642
Stock purchase warrants	1,374,200	2,460,782
Accumulated other comprehensive income	32,792	165,262
Accumulated deficit before development stage	(1,037,422)	(1,037,422)
Accumulated deficit during development stage	(4,460,829)	(2,671,728)
Total Stockholders’ Equity	755,873	2,419,868
Total Liabilities and Stockholders’ Equity	$893,208	$2,584,970

Approved on behalf of the Board:

“Doug Glaspey”	“Paul Larkin”
Director	Director

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	THREE MONTHS		NINE MONTHS		CUMULATIVE
	ENDED		ENDED		PERIOD FROM
	DECEMBER 31,		DECEMBER 31,		FEB. 26,2002
	2005	2004	2005	2004	TO DEC. 31, 2005
	(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	11,505	112,653	45,338	294,358	899,290
Corporate admin and development	70,672	53,597	156,109	100,829	296,994
Exploration expenditures	162,201	49,436	555,428	152,849	1,013,925
Foreign exchange loss (gain)	3,001	(154,389)	(115,407)	(140,150)	(10,268)
Professional fees	85,610	100,724	390,395	258,837	950,225
Management fees	5,995	-	30,415	55,041	282,733
Salaries and wages	139,774	64,580	423,386	64,580	631,145
Travel and promotion	172,948	16,719	326,136	62,444	439,901
Loss from Operations	(651,706)	(243,320)	(1,811,800)	(848,788)	(4,503,945)

Other Income (Expense)
Interest income	1,167	9,893	22,699	12,707	43,116
Loss Before Income Taxes	(650,539)	(233,427)	(1,789,101)	(836,081)	(4,460,829)

Income Taxes	-	-	-	-	-

Net Loss	$(650,539)	$(233,427)	$(1,789,101)	$(836,081)	$(4,460,829)

Basic And Diluted Net Loss Per Share	$(0.04)	$(0.01)	$(0.10)	$(0.05)

Weighted Average Number Of Shares	17,480,873	17,146,894	17,451,985	17,146,894
Outstanding for Basic and Diluted
Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(650,539)	$(233,427)	$(1,789,101)	$(836,081)	$(4,460,829)
Foreign currency translation	-	-	(132,470)	2,920	32,792
adjustment

Total Comprehensive Loss	$(650,539)	$(233,427)	$(1,921,571)	$(833,161)	$(4,428,037)

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	THREE MONTHS			NINE MONTHS		FROM
	DECEMBER 31,			DECEMBER 31		FEB. 26, 2002
	2005		2004	2005	2004	TO DEC. 31, 2005
	(Unaudited)			(Unaudited)		(Unaudited)

Operating Activities
Net loss for the period	$(650,539	) $	(233,427)	$(1,789,101)	$(836,081)	$(4,460,829)
Add: Non-cash items:
Depreciation	573		83	971	441	2,946
Shares issued for other than	-		-	-	-	49,600
cash
Stock based compensation	45,195		69,081	135,585	127,083	727,206

Change in non-cash working
capital items:
Accounts payable and accrued	(14,756)		(181,975)	(27,767)	(117,091)	(108,809)
liabilities
Repaid expenses	163,602		161,968	14,928	(57,404)	(14,171)
Refundable tax credit and grant	1,407		4,563	1,061	3,607	3,784
receivable
Total Cash Used by Operating	(454,518)		(179,707)	(1,664,323)	(879,445)	(3,800,273)
Activities
Investing Activities
Purchases of property, plant and	(27,500)		-	(167,500)	-	(687,825)
equipment
Cash acquired on business	-		-	-	-	5,798
combination
Total Cash Provided (Used) by	(27,500)		-	(167,500)	-	(682,027)
Investing Activities

Financing Activities
Issuance of share capital, net of	88,644		61,576	121,991	2,493,603	4,564,281
share issue cost
Total Cash Provided by	88,644		61,576	121,991	2,493,603	4,564,281
Financing Activities

Foreign Exchange Effect On
Cash And Cash	-		(2,920)	(132,470)	-	32,792
Equivalents

Increase (Decrease) In Cash	(393,374)		(121,051)	(1,842,302)	1,614,158	114,773
And Cash Equivalents

Cash And Cash Equivalents,
Beginning Of Period	508,147		2,605,722	1,957,075	870,513	-

Cash And Cash Equivalents,	$114,773		2,484,671	$114,773	$2,484,671	$114,773
End Of Period

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

	NINE MONTHS		FROM
	DECEMBER 31		FEB. 26, 2002
	2005	2004	TO DEC. 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost	-	-	158,778

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

						ACCUMULATED
	NUMBER		ADDITIONAL		STOCK	OTHER
	OF		PAID-IN		PURCHASE	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	CAPITAL		WARRANTS	INCOME	DEFICIT	TOTAL

Shares issued for cash at $0.015 per share – February 26,					-
2002	2,600,000	$2,600	$37,400	$		$-	$-	$40,000
Shares and warrants issued for Geothermal property at
$0.009 – March 5, 2002	1,895,000	1,895	15,105		-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho
	4,495,000	4,495	52,505		-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002
	395,000	395	98,355		-	-	-	98,750
Shares issued for services at $0.25 per share – May 28,
2002	5,000	5	1,245		-	-	-	1,250
Shares issued for cash at $0.30 per share – November 1,
2002	1,023,667	1,024	306,076		-	-	-	307,100
Shares issued for services at $0.30 per share – November
1, 2002	10,000	10	2,990		-	-	-	3,000
Shares issued for services at $0.30 per share – February
14, 2003	151,170	151	45,199		-	-	-	45,350
Net loss for the period	-	-	-		-	-	(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370		$-	$-	$(164,909)	$347,541

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	OTHER
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	DEFICIT	TOTAL

Balance brought forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares
issued and outstanding as a result of the reverse take-
over transaction – U.S. Geothermal Inc. – Idaho –
December 19, 2003	(6,079,837)	(6,080)	6,080	-	-	-	-
Legal parent company shares issued and outstanding at
time of reverse take-over – U.S. Cobalt Inc. –
December 19, 2003	2,274,616	2,275	(2,275)	-	-	-	-
Shares issued for acquisition of U.S. Geothermal Inc. –
Idaho	6,939,992	6,940	(6,940)	-	-	(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc.
– Idaho	-	-	-	629,256	-	(629,256)	-
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

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	OTHER
	OF		PAID-IN	PURCHASE	COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in a private placement, net of share issue costs of $225,131 paid in cash and $133,341 paid by the issuance of 280,000
agent’s warrants – September 17, 2004
	4,000,001	4,000	1,103,082	1,324,038	-	-	2,431,120
Shares issued for property at a price of $0.60 – February 22,
2005	100,000	100	60,251	-	-	-	60,351
Shares issued for stock options exercised
	308,735	309	145,133	-	-	-	145,442
Stock options granted	-	-	295,540	-	-	-	295,540
Foreign currency translation gain	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	17,332	3,485,642	2,460,782	165,262	(3,709,150)	2,419,868

Expiration of stock purchase warrants	-	-	1,086,582	(1,086,582)	-	-	-
Shares issued for stock options exercised	241,111	241	121,750	-	-	-	121,991
Stock options granted	-	-	135,585	-	-	-	135,585
Foreign currency translation loss	-	-	-	-	(132,470)	-	(132,470)
Net loss for the year to date	-	-	-	-	-	(1,789,101)	(1,789,101)
Balance December 31, 2005 (Unaudited)	17,572,540	$17,573	$4,829,559	$1,374,200	$32,792	$(5,498,251)	$755,873

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
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

Operating results for the nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

Going Concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $5,498,251 from inception, February 26, 2002, to December 31, 2005, and has no revenue from operations. The Company’s cash position as at December 31, 2005, is inadequate to fund our activities past February 28 2006. The Company will have to raise additional capital for working capital and to construct the initial Raft River power plant.

The Company is in the process of developing its geothermal properties. The recoverability of the amounts shown for geothermal properties is dependent upon the ability of the Company to obtain necessary financing to complete the development of the properties, and upon future profitable operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital, and is currently evaluating several financing options. Management may seek additional capital through public and/or private offerings of its common stock or other securities. In the event the Company is unable to obtain additional financing, there is no assurance that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 2,150,309 common shares and no share purchase warrants were held in escrow as at December 31, 2005 (as at March 31, 2005, 4,243,325 common shares and 1,946,937 share purchase warrants were held in escrow). Each share purchase warrant entitled the holder to purchase one additional common share at a price of $0.75 per share until December 19, 2005. As of December 31, 2005, the 2,420,217 stock purchase warrants noted above have expired without exercise. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

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

As of December 31, 2005, the Company has acquired a 100% interest in the Property by making cash payments totalling $250,000 in fiscal 2003, $225,000 in fiscal 2004 and $125,000 in fiscal 2005. The Company has also completed the requisite work program. In addition, the Company has paid $17,500 to acquire two purchase options on 1,083 acres of surface and water rights, and paid a $25,000 reservation deposit on a drilling rig.

During the year ended March 31, 2005, the Company acquired 100 acres of surface and energy rights in exchange for a cash payment of $40,000 and issuance of 100,000 common shares.

Property, plant and equipment consisted of the following at the dates shown:

	December 31,	March 31,
	2005	2005
Geothermal property (land and equipment)
Balance, beginning of period	$592,351	$492,000
Shares issued	-	60,351
Cash payments	167,500	40,000
Balance, end of period	759,851	592,351

Other equipment
Balance, beginning of period	5,325	3,994
Acquisitions	-	1,331
Balance, end of period	5,325	5,325
Less: Accumulated depreciation	(2,946)	(1,975)
Net balance, end of period	2,379	3,350

	$762,230	$595,701

15

NOTE 5 - CAPITAL STOCK

On December 28, 2005, the Company issued 183,333 common shares upon the exercise of 100,000 options at an exercise price of $0.60 CDN ($0.51 U.S. as of December 28, 2005) and 83,333 purchase warrants at an exercise price of $0.45 U.S.

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

In payment for services provided in connection with the private placement described below, the Company paid $225,131 in cash and granted 280,000 agent’s warrants exercisable at a price of $0.85 CDN ($0.72 U.S. as at September 30, 2005) until September 17, 2006. The warrants are exercisable into units identical (including with respect to acceleration) to the units offered in the private placement. The fair value of $133,341, as calculated by the Black-Scholes model, was recorded as a share issue cost.

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

On December 19, 2003, the Company issued 6,939,992 shares and 2,420,217 warrants (the “new warrants”) to the shareholders of GEO - Idaho to effect the reverse take-over (“RTO”) described in Note 3. Pursuant to the negotiated agreement of the parties, as approved by the TSX Venture

Exchange, the GEO - Idaho shares were exchanged on a one-for-one basis with all GEO - Idaho shareholders other than Vulcan Power Company, which received shares and warrants so that Vulcan Power would own 14% on a non-diluted and 25% on a fully-diluted basis after closing (taking into account the private placement closed in conjunction with the RTO discussed below). To meet these percentages, Vulcan was issued 1,755,159 shares and the 2,420,217 new warrants. Vulcan had held 1,895,000 GEO-Idaho shares and 1,612,000 GEO - Idaho warrants prior to the RTO. The new warrants, issued only to Vulcan as the sole old warrant holder of GEO - Idaho, have an exercise price of $0.75 per share and expire December 19, 2005. Concurrently with the RTO, the Company issued 3,322,221 units for a private placement at a price of $0.45 per unit. Each unit consists of one common share and one half of one share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share at a price of $0.75 per share until December 19, 2005. The share issuance costs of this issuance were $100,559. Of this amount, $75,122 was paid in cash and $25,437 was paid by the issuance of 83,333 agent’s warrants to purchase up to 83,333 common shares, exercisable at a price of $0.45 until December 19, 2005. The value assigned to the new warrants was $629,256 ($0.26 per warrant), and the value assigned to the warrants included in the units was $431,889 ($0.26 per warrant) as calculated by the Black-Scholes model. The exercise date of the warrants issued in connection with the RTO, the private placement and agent services can be accelerated to 30 days after written notice from the Company provided that the Company has obtained both: (i) all material permits and licenses necessary to authorize initiation of construction of a 10 megawatt power plant; and (ii) power purchase and transmission agreements for such plant. The fair value of the agent’s warrants of $25,437 ($0.30 per warrant) was calculated by the Black-Scholes model. The share issue costs have been netted against the proceeds allocated to additional paid in capital.

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

Escrow Shares

The following common shares and share purchase warrants are in escrow:

	December 31,	March 31,
	2005	2005

Common shares	2,150,309	4,243,325
Share purchase warrants	0	1,946,937

The escrow shares and warrants are or were held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required that escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO - Idaho (Note 3) and the concurrently completed private placement (Note 5). Shares are released from escrow at six month intervals, with the last release from escrow scheduled for December 19, 2006. All stock purchase warrants previously held in escrow expired as of December 31, 2005, without exercise.

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

During the quarter ended June 30, 2005, the Company granted 50,000 stock options to a consultant exercisable at a price of $0.72 CDN ($0.61 USD as at December 31, 2005) until April 19, 2010.

During the year ended March 31, 2005, the Company granted 560,000 stock options to consultants, directors and officers exercisable at prices ranging from $0.72 to $0.90 CDN ($0.61 to $0.77 USD as at December 31, 2005).

During the year ended March 31, 2004, the Company granted 1,745,000 stock options to consultants, directors and officers exercisable at a price of $0.60 CDN ($0.51 USD as at December 31, 2005) until January 3, 2009.

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $19,131 was included in consulting fees and $116,454 was included in salaries and wages for the nine months ended December 31, 2005 (March 31, 2005 - $295,541).

The changes in stock options are as follows:

18

	NUMBER	WEIGHTED
	SHARES	AVERAGE
	UNDER	EXERCISE
	OPTIONS	PRICE
Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN

Cancelled	(240,000)	0.60 CDN
Exercised	(308,735)	0.60 CDN
Granted	470,000	0.72 CDN
Granted	90,000	0.90 CDN
Balance outstanding March 31, 2005	1,756,265	0.65 CDN

Cancelled	(197,267)	0.60 CDN
Exercised	(140,000)	0.60 CDN
Granted	50,000	0.72 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(22,222)	0.90 CDN
Balance outstanding December 31, 2005	1,428,998	$0.65 CDN

The following table summarizes information about the number of shares under stock options currently outstanding and exercisable:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	MARCH 31, 2005	DECEMBER 31, 2005	REMAINING
EXERCISE	NUMBER OF	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	SHARES	LIFE (YEARS)	SHARES

$ 0.60 CDN	1,196,265	858,998	3.01	858,998
0.72 CDN	470,000	520,000	3.92	352,500
0.90 CDN	90,000	50,000	3.92	37,500

$ 0.65 CDN	1,756,265	1,428,998	3.37	1,248,998

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

Stock Purchase Warrants

As at December 31, 2005 (8,637,593 as at March 31, 2005), the following share purchase warrants are outstanding:

	EXERCISABLE
WARRANTS	INTO NUMBER			FAIR
ISSUED	OF COMMON	EXERCISE	EXPIRATION	VALUE
PURSUANT TO	SHARES	PRICE	DATE	AT ISSUANCE

Conversion of notes	192,932	$0.75	February 17, 2006	$ 50,162
Private placement	4,000,001	$1.25 CDN	September 17, 2006	$1,190,697
Agent’s warrants	280,000	$0.85 CDN	September 17, 2006	$133,341
	4,472,933			$1,374,200

Effective December 19, 2005, stock purchase warrants representing 4,081,327 shares at an exercise price of $0.75 expired without exercise, while 83,333 stock purchase warrants at an exercise price of $0.45 were exercised.

The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	150%	136%
Risk free interest rate	2.65%	4.18%
Expected life	24 months	24 months

NOTE 7 - RELATED PARTY TRANSACTIONS

As at December 31, 2005 and March 31, 2005, the amounts of $7,425 and $4,842 are payable to directors and officers of the Company.

The Company incurred the following transactions with directors, officers and a company with a common director:

	9 Months	12 Months
	December 31,	March 31,
	2005	2005

Administrative services	$14,688	$18,142
Management fees	17,500	64,196
Salaries and wages	136,500	98,197
Consulting fees	18,960	49,194
Legal fees	871	14,913
Rent	10,050	11,273

	$198,569	$255,915

NOTE 8 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The material difference in respect to these financial statements between U.S. and Canadian GAAP is reflected in the recording of Property, Plant and Equipment. Under Canadian GAAP, development and exploration costs associated with the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) are recorded as a capital asset. Under U.S. GAAP, these amounts are expensed. As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP December 31, 2005	Canadian GAAP December 31, 2005	U.S. GAAP March 31, 2005	Canadian GAAP March 31, 2005
Plant, Property & Equipment	$ 762,230	$ 1,776,155	$ 595,701	$ 1,054,199
Total Assets	893,208	1,907,133	2,584,970	3,043,468
Stockholder’s Equity	755, 873	1,769,798	2,419,868	2,878,366
Total Liabilities & Stockholder’s Equity	893,208	1,907,133	2,584,970	3,043,468

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Nine Months ended December 31, 2005	Canadian GAAP Nine Months ended December 31, 2005	U.S. GAAP Nine Months ended December 31, 2004	Canadian GAAP Nine Months ended December 31, 2004
Exploration Expenditures	$ 555,428	$ 0	$ 152,849	$ 0
Loss from Operations	(1,811,800)	(1,256,372)	(848,788)	(695,939)
Net Loss	(1,789,101)	(1,233,673)	(836,081)	(683,232)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property. The leases provide for the following annual payments within the next five fiscal years:

2006	$26,700
2007	$18,500
2008	$18,800
2009	$19,200
2010	$22,200

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

On December 5, 2005, the Company signed a contract with Ormat Nevada, Inc. (Ormat) to construct a 13 MW geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company.

NOTE 10- SUBSEQUENT EVENTS

On February 6, 2006, the Company issued 120,000 common shares to fulfill a commitment for a bonus pursuant to an employment agreement, as approved by the TSX Venture Exchange (Note 9), and on February 9, 2006, the Company issued 25,000 common shares upon the exercise of 25,000 options at an exercise price of $0.60 CDN ($0.52 US as of February 10, 2006).

On February 1, 2006, the Company announced that it was negotiating with a limited group of institutional investors for a private placement of up to 18,750,000 to 25,000,000 shares of its common stock at a price per share of CDN $1.00. The net offering proceeds will be used for continued development and to begin construction of the phase one project at Raft River, Idaho, and for general and administrative expenses and working capital.

On January 25, 2006, the Company signed the Glover lease adding 160 acres of geothermal rights contiguous to the Raft River project in an area the Company believes has potential for geothermal reservoir development.

On January 10, 2006, the Company issued 338,370 common shares upon the exercise of 338,370 options at an exercise price of $0.60 CDN ($0.51 US as of January 9, 2006).

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

In January, 2005, the Company finalized its first power purchase agreement (“PPA”) as a “Qualifying Facility” under PURPA with the Idaho Power Company for the phase one power plant of 10 megawatts (MW). In May 2005, the Company signed two additional power purchase agreements with Idaho Power for the phase two and phase three power plants. The PPAs form the basis for the economic development of the first three phases of the Raft River project and will serve as a basis for the arrangement of a financing package to construct the necessary facilities, including each power plant. Each PPA has a 20-year term and includes annually adjusted electric power prices based on the avoided cost method, which the Company believes will be adequate for the successful development of each 10 MW power plant. The scheduled operations commencement date for the first PPA is August 1, 2007, and the scheduled operations commencement date for the second and third PPAs (for power plants that will be constructed concurrently) is December 15, 2008.

For the first phase of development at Raft River, the Company plans to commercialize the existing production wells and energy field by construction of a 13 MW geothermal power plant to provide the energy to be delivered under the first PPA with Idaho Power Company. The Company solicited bids from interested parties for an engineering, procurement and construction (“EPC”) agreement for the project. In response to the solicitation, the Company received four EPC and other construction-related bids from which it selected the bid of Ormat Nevada Inc. (“Ormat”). On July 26, 2005, GTH signed a letter of intent with Ormat to provide interim financing and construction services and to supply equipment for the construction of the Raft River phase one power plant, including a performance guarantee for the plant by Ormat. Under this proposal, another firm would be solicited to assume responsibility for all other aspects of the project, including field development, permitting and the engineering, procurement and construction of the substation, geothermal production and injection wells, and the gathering system. Under the letter of intent, once Ormat completed its due diligence and an EPC Agreement for the power plant with Ormat was executed, Ormat or an affiliate was to provide up to $15,000,000 as a bridge loan to fund initial power plant manufacturing and supply. GTH and Ormat also would have options to build the next two power plants at Raft River on substantially the same terms and conditions, including price, subject to subsequent changes in costs of materials and labor and cost reductions from potential economies of scale. GTH paid Ormat an advance payment of $300,000 as an incentive to incur the expense associated with the due diligence and other aspects of the loan. As of September 30, 2005, GTH and Ormat decided not to pursue the $15,000,000 interim financing. Ormat has returned the unused portion of the amount advanced to cover due diligence expenses, $135,000. Negotiations on the EPC Agreement with Ormat were completed and the agreement signed on December 5, 2005. Bids have been solicited from several engineering firms to provide engineering, procurement and construction services on all remaining aspects of the project not included in the Ormat EPC agreement.

Marathon Capital LLC had been acting as GTH’s exclusive financial advisor for financing of the phase one power plant, including the Ormat bridge loan. Marathon developed a term sheet to evaluate potential financing sources and initiate discussions regarding financing structure, and the Company anticipated that financing would be completed and initial construction activities would have begun during the second quarter, 2006. Marathon’s agreement to act as financial advisor to the Company expired as of November 15, 2005. Since then, financing proposals have been solicited from nine other financing entities, with bids anticipated to be received during January, 2006, without any material projected delays in financing and construction. Final engineering, equipment procurement and construction is anticipated to take approximately 14 to 16 months (assuming no significant or unusual delays from weather, supply issues or similar events), and the initial power plant is anticipated to begin production by the end of the third quarter of 2007.

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

Three new leases and two property purchase option agreement were entered into by the Company during 2005. The three additional geothermal leases- the Doman Lease, the Big Horn Mortgage Lease and the Griffin Lease- have added 1,080 acres of surface and geothermal rights to the Raft River project in areas the Company believes have high potential for geothermal reservoir development. On August 8, 2005, the Company paid $15,000 to purchase an option for approximately 960 acres of surface and water rights on the Wilcock ranch, adjoining the Company’s property to the west with closing by January 5, 2006 at a purchase price of $850,000. The purchase of the Wilcock ranch property rights will provide cooling water for the proposed power plants. Application has been made to the Idaho Department of Water Resources for approval to change the use of the water from irrigation to commercial, change the location of use, and change the time of use so that the water can be used year around in the power generation process. On November 8, 2005, the Company paid $2,500 to purchase an additional option for approximately 123 acres of surface and water rights for use in future plant phases, with closing by March 10, 2006 and a purchase price of $210,681.

On December 30, 2005, the Company signed an amendment to the purchase option agreement on the Wilcock ranch property. As consideration for the extension of the effective date of the sale to July 6, 2006 and inclusion of pivot sprinkler equipment in the purchase, the Company paid $40,228 in January, 2006 to the mortgage holder of the property on behalf of William C. and Sandra Wilcock, and increased the purchase price to $1,025,000. The payment to the mortgage holder will be deducted from the purchase price of the property.

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

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Finalize negotiations with qualified lenders for financing to construct the phase one power plant and close the transaction to allow financing drawdown.
(2)	Obtain bids from engineering firms regarding the engineering, procurement and construction for aspects of the project not included under the Ormat agreement.
(3)	Continue permitting activities.
(4)	Initiate project construction for first power plant.
(5)	Continue to seek and acquire additional geothermal resource properties and/or operations.

Project Financing. Our cash position as at December 31, 2005, is inadequate to fund our activities past February 28, 2006. The Company will have to raise additional capital for working capital and to construct the initial Raft River power plant.

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

Discussions for both construction and long-term financing for the initial facility are currently taking place with several financing entities, which specialize in project debt financing and raising the tax oriented equity portion of the capital cost for the project, and with potential participants who may be interested in utilizing tax credits and benefits that may be available to the project. In connection with the anticipated financing, on August 18, 2005, GTH created a “special purpose entity” (an “SPE”) by filing a Certificate of Formation with the state of Delaware to create Raft River Energy I LLC. As a condition of the anticipated financing, GTH may be required to transfer the geothermal assets associated with the phase one power plant to this SPE, and the ownership interests of the SPE would form part of the security for the financing.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2005, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 28, 2005, 100,000 options for common stock at a price of $0.51 US were exercised for gross proceeds of $51,144 and 83,333 warrants for common stock at a price of $0.45 US were exercised for gross proceeds of $37,500. No commissions were paid on account of the issuance. The shares were issued to an officer and a consultant of the Company under the exemption from registration provided by Section 4(2) of the Securities Act. The Company is using the proceeds of this issuance for general working capital.

On January 10, 2006, 338,370 options for common stock at a price of $0.51 US were exercised for gross proceeds of $173,482. No commissions were paid on account of the issuance. The shares were issued to officers and consultants of the Company under the exemption from registration provided by Section 4(2) of the Securities Act. The Company is using the proceeds of this issuance for general working capital.

On February 6, 2006, the Company issued 120,000 common shares to fulfill a commitment for a bonus pursuant to an employment agreement, as approved by the TSX Venture Exchange, and on February 9, 2006, the Company issued 25,000 common shares upon the exercise of 25,000 options at an exercise price of $0.52 US for gross proceeds of $12,900. No commissions were paid on account of the issuance. The shares were issued to officers and consultants of the Company under the exemption from registration provided by Section 4(2) of the Securities Act. The Company is using the proceeds of this issuance for general working capital.

ITEM 5. OTHER INFORMATION

On February 1, 2006, the Company announced that it was negotiating with a limited group of institutional investors for a private placement of up to 18,750,000 to 25,000,000 shares of its common stock at a price per share of CDN $1.00. If the placement is concluded, the net offering proceeds will be used for continued development and to begin construction of the phase one project at Raft River, Idaho, and for general and administrative expenses and working capital. The potential investors are “accredited investors” as defined under Regulation D under the Securities

Act of 1933, as amended. Any sale of securities will be in accordance with and subject to applicable securities laws and all necessary regulatory approvals, including those of the TSX Venture Exchange. The common stock will not be registered in the United States under the Securities Act of 1933, or distributed under a prospectus in Canada, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and the prospectus requirements of applicable Canadian securities laws.

On January 25, 2006, the Company signed the Glover lease adding 160 acres of geothermal rights contiguous to the Raft River project in an area the Company believes has potential for geothermal reservoir development.

ITEM 6. EXHIBITS AND REPORTS

See the exhibits index to this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 10, 2006	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: February 10, 2006	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.1	Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company dated December 3, 2002 (1)
10.2	Amendment No. 1 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated November 15, 2003 (1)
10.3	Amendment No. 2 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated December 30, 2003 (1)
10.4	Letter Agreement dated January 8, 2004 between U.S. Geothermal Inc. and Vulcan Power Company (1)
10.5	Geothermal Lease and Agreement dated July 11, 2002, by and between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc., an Idaho corporation (1)
10.6	Geothermal Lease and Agreement dated June 14, 2002, by and between Jensen Investments Inc. and U.S. Geothermal Inc., an Idaho corporation (1)
10.7	Geothermal Lease and Agreement dated March 1, 2004, by and between: Jay Newbold and U.S. Geothermal Inc., an Idaho corporation (1)
10.8	Geothermal Lease and Agreement dated June 28, 2003, by and between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc., an Idaho corporation (1)
10.9	Geothermal Lease and Agreement dated January 25, 2006, by and between Philip Glover and U.S. Geothermal Inc., an Idaho corporation (6)
10.10	Administrative Services Contract between U.S. Geothermal Inc. and New Dawn Holdings Ltd . (1)
10.11	Geothermal Lease and Agreement dated July 5, 2005, by and between Bighorn Mortgage Corporation and U.S. Geothermal Inc., an Idaho corporation (6)
10.12	Employment Agreement for Daniel J Kunz (1)
10.13	Geothermal Lease and Agreement dated June 23, 2005, by and between Dale and Ronda B. Doman and U.S. Geothermal Inc., an Idaho corporation (6)
10.14

Geothermal Lease and Agreement dated June 22, 2005, by and between Cleo S Griffin, Harlow R Griffin, Douglas Griffin, J Terry Griffin, Phyllis Griffin Jorgensen, Alice Mae Griffin Shorts, Pauline, Griffin, Margaret Griffin, Sue Griffin, Vincent Jorgensen and U.S. Geothermal Inc., and Idaho corporation (6)

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

10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.19	Stock Option Plan of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) dated April 3, 2003 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)
10.21	Employment Agreement for Kevin R Kitz (2)
10.22	Employment Agreement for Kerry D. Hawkley (2)
10.23	Employment Agreement for Douglas J Glaspey (2)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
10.25	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.26	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.27	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 with Bonneville Power Administration (4)
10.28	Engineering, Procurement and Construction Contract dated December 5, 2005 with Ormat Nevada Inc. (6)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

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