Form 10KSB
period 2006-03-31
US GEOTHERMAL INC
filed 2006-06-29
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2006

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
Yes   XX    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is ot contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ XX ]

Issuer’s revenues for its most recent year: $NIL

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2006: $32,961,555

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of May 31, 2006
Common stock, par value	43,303,844
$ 0.001 per share

Transitional Small Business Disclosure Format (check one)
Yes ____   No   XX

U.S. Geothermal Inc. and Subsidiaries

Form 10-KSB

For the Year ended March 31, 2006

Item 13. Exhibits	63

Item 14. Principal Accountant Fees and Services	64

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

Part I

ITEM 1. DESCRIPTION OF BUSINESS

The Company’s Business

U.S. Geothermal Inc. (the “company,” “GTH” or “we” or “us” or words of similar import) is in the renewable “green” energy business. Through its subsidiary, U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho,” although our references to the company include and refer to our operations through Geo-Idaho), we are developing geothermal energy power plants in the Raft River area of Idaho. As more thoroughly discussed in the section below on Management’s Plan of Operations, the company has entered into a power purchase agreement, at 10 megawatts (MW), with Idaho Power Company, and is in the process of developing the power plant for the first phase of production.

Business Development

Geo-Idaho was formed as an Idaho corporation in February 2002 to conduct geothermal resource development. On March 5, 2002 Geo-Idaho entered into a letter agreement with the previous owner, pursuant to which Geo-Idaho agreed to acquire all of the real property, personal property and permits that comprised the owner’s interest in the Raft River project. We generally refer to this real and personal property interests as the “Vulcan Property”. On December 3, 2002 the letter agreement was replaced by a formal agreement with the previous owner (the “Vulcan Agreement”), which provided for the acquisition, in stages, of 100% of the Vulcan Property in consideration for shares and warrants of Geo-Idaho and cash payments to or on behalf of the previous owner of up to $600,000 (for 100% of the Vulcan Property). Geo-Idaho also agreed that, as a condition to completing the purchase of and as an owner of the Vulcan Property, it would work to advance the Raft River Project by expending at least $200,000 for a work program (which has since been completed). By August 1, 2005, Geo-Idaho had paid the previous owner $617,000 in securities and cash payments, and had completed the work program, to bring its percentage ownership in the Vulcan Property to 100%.

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

Competition

Although the market for different forms of energy is large and dominated by very powerful players, we perceive our industrial competition to be independent power producers and in particular those producers who provide “green“ renewable power. Our definition of green power is electricity derived from a source that does not pollute the air, water or earth. Sources of green power, in addition to geothermal, include wind, solar, biomass and run-of-the river hydroelectric. A number of states have instituted renewable portfolio standards (“RPS”) that require utilities to purchase a minimum percentage of their power from renewable sources. For example, RPS statutes in California and Nevada require 20% renewable, and according to the Department of Energy’s Energy Efficiency and Renewable Energy department, utilities in 34 states nationwide are providing their customers with the opportunity to purchase green, renewable power through premium pricing programs. As a result, we believe green power is a niche sub-market, in which many power purchasers are or are increasing or committing to increase their investments. Accordingly, the conventional energy producers do not provide direct competition.

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

The State of Idaho also regulates electricity through the Idaho Public Utility Commission ("IPUC"). Regulated utilities have the exclusive right to distribute and sell electricity within their service area. They may purchase electricity in the wholesale market from independent producers like GTH. The IPUC, in accordance with Federal PURPA legislation has the authority to set the rules and regulations governing the sale of electricity generated from alternative energy sources. Regulated utilities are required to purchase electricity on an avoided cost basis from qualifying facilities.

Currently, the IPUC defines such a facility as having an average output capacity of 10 Megawatts (MW) per month and a contract term of up to 20 years. All PURPA contracts in Idaho are subject to the approval of the IPUC. GTH is not required to market any of the electricity that it may generate at Raft River to Idaho utilities; under EPACT, it can transmit and sell its electricity in another state. Nonetheless, GTH initially signed three 10 MW power purchase agreements (“PPA”) with the Idaho Power Company (“Idaho Power”).

On May 8, 2006, Idaho Power confirmed that GTH would be allowed to bid the Raft River Unit 1 project into the recently issued Idaho Power geothermal “Request for Proposal for Geothermal Power”. If Idaho Power selects GTH as a successful bidder, the Company expects that under a new PPA with Idaho Power, which would replace the current PPA, the Unit 1 power plant will be allowed to sell its full output capacity of up to 13 MW annual average, instead of being capped at ten average MWs per month as mandated under the current PPA. This 30% increase in plant output would be achieved with no additional capital investment and is expected to decrease the operating cost per kilowatt-hour.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from its Raft River geothermal resource. As a result of the increased interest, US Geothermal elected to withdraw its Unit 2 and Unit 3 Idaho Power PPAs without submitting them to the IPUC for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10MW contracts have been voided without further obligation on either party.

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and US Geothermal have signed a letter of intent for EWEB to purchase the full 13 MW electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it by July 2006. Upon execution of the EWEB PPA, and if Unit 1 is successful in the Idaho Power Request for Proposal, then the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 MW from two plants, instead of the originally planned 30 MW from three plants, resulting in substantial capital and operating cost savings through improved economy of scale.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with US Geothermal to purchase the electrical power output of Unit 3. Subject to drilling confirmation of sufficient geothermal resource, the power plant output from three units at Raft River would be 39 MW, instead of the maximum 30MW under the previous Idaho Power PPA provisions.

GTH will require the approval of various federal, state and local authorities for construction of a geothermal facility at Raft River. These authorities include the U.S. Fish and Wildlife Service, Environmental Protection Agency, Idaho Department of Environmental Quality, Idaho Department of Water Resources, Idaho Bureau of Hazardous Materials, Idaho State Historical Society, Cassia County and the Southern Idaho Regional Solid Waste District. We have retained Kleinfelder Inc. of Boise, Idaho, an independent environmental and regulatory consultant, to advise GTH as to the siting and design for purpose of governmental approvals. Additionally, David Evans & Associates of Boise, Idaho is providing consulting and engineering services for transmission and interconnection issues and the preparation of the application for a conditional use permit. Centra Consulting, Inc. of Boise, Idaho has been retained to assist with State of Idaho air quality and cooling water reuse permitting.

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

Employees

GTH currently has six full-time employees. Once construction financing for the first power plant is obtained, we intend to engage additional consultants and service providers. As part of the ongoing operating requirements of the first power plant, we intend to hire approximately 10 to 12 operating staff, at an estimated annual cost of $635,000. The Company also continuously considers acquisition opportunities; if the company is successful in making acquisitions, additional management and administrative staff may be added.

Risk Factors

An investment in shares of our common stock involves a high degree of risk. Potential investors should consider the following factors, in addition to the other information provided by the company in its filings with the SEC in evaluating our business and proposed activities before they purchase any shares of our common stock.

Risks Relating To Our Business

We have a limited operating history, have incurred losses to date, and cannot give any assurance that we can ever attain profitability. Our company has been engaged in limited activities in the geothermal business since Geo-Idaho’s incorporation in February 2002. As a result of our brief operating history, our operating results from historical periods are not readily comparable to and may not be indicative of future results. We have not generated revenues from operations to date, and cannot give any assurance that we will be able to generate revenues in the future. For the years ended March 31, 2003, 2004, 2005 and 2006, we incurred net losses of ($164,909), ($676,398), ($1,830,421), and ($1,523,385) respectively. At March 31, 2005, and March 31, 2006, we had accumulated deficits of ($3,709,150) and ($5,232,535), respectively. We expect to incur losses for at least the next 18 months. We cannot give you any assurance that we will soon make a profit or that we will ever make a profit. To achieve profitability, we must, among other things, obtain financing to build and commission a geothermal electrical power generation facility for our initial power purchase agreements.

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

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing.
We require substantial additional financing to fund the cost of continued development of the Raft River project and other operating activities, and to finance the growth of our business, including the construction and commissioning of a power generation facility. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in a joint venture partner to fund further development work, which would result in reducing our interest in the project.

It is very costly to place geothermal resources into commercial production.
Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant, and a transmission line, and considerable administrative costs would be incurred, together with the drilling of additional wells. We have estimated these costs to be around US $38,000,000 to be incurred over an eighteen month period. To fund expenditures ofthis magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in GTH having to substantially reduce its interest in the project.

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

  from a well or drilling equipment at a drill site;

  leakage from gathering systems, pipelines, power plant and storage tanks;

  damage to geothermal wells resulting from accidents during normal operations; and

  blowouts, cratering and explosions.

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
The company’s initial power purchase contract is under rates established by the Idaho Public Utility Commission, using an “avoided-cost” model for cost of construction and operating costs of a power plant. If the actual costs of construction or operations exceed the model costs, the company may not be able to build the contemplated power plant, or if constructed, may not be able to operate profitably.

Payments under our initial power purchase agreement may be reduced if we are unable to forecast our production adequately.
Under the terms of our initial power purchase agreement, if we do not deliver electricity output within 90% to 110% of our forecasted amount, payments for the amount delivered will be reduced, possibly significantly. If the company consistently mis-forecasts its output, its revenues will be reduced, and we may not be able to operate profitably.

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
Currently, the number of shares in the public float on the TSX Venture Exchange and over-the-counter market in the U.S. is approximately 41,153,535. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of such a large number of shares.

Our officers and directors hold sufficient shares that acting collectively they may be able to influence the outcome of matters submitted to the shareholders.
Our officers and directors own in the aggregate approximately 13% of the company’s securities, on a fully diluted basis. If the officers and directors were to act collectively, assuming they continue to own all of their shares, there is a substantial likelihood that they would be able to influence the election of the directors of the company and the outcome of all corporate actions requiring the approval of the shareholders, such as mergers and acquisitions, in their own interests and to the detriment of the other shareholders.

The possible issuance of substantial amounts of additional shares without shareholder approval may dilute the percentage ownership of our shareholders.
There are 43,303,844 shares of our common stock outstanding and 8,591,129 shares of common stock issuable upon exercise or conversion of outstanding options and warrants. There are 100,000,000 shares of our common stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and may dilute the percentage ownership of our current shareholders.

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
The market for our common stock is highly volatile, having ranged in the last twelve months from a low of CDN$0.66 to a high of CDN$1.45 on the TSX Venture Exchange and from a low of US$0.50 to a high of US$1.00 on the Over-the-Counter Bulletin Board. The trading price of our common stock on the TSX Venture Exchange and on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

The Raft River project currently consists of ten parcels (generally referred to as the U.S. Geothermal Property, the Crank Lease, the Newbold Lease, the Jensen Investments Leases, the Stewart Lease, the Bighorn Mortgage Lease, the Doman Lease, the Griffin Lease, and the Glover Lease) comprising 783.93 acres of fee land and 4,736.79 acres of contiguous leased geothermal rights located on private property in Cassia County, Idaho. All parcels are defined by legal subdivision or by metes and bounds survey description. The ten parcels are as follows:

The U.S. Geothermal Property. The U.S. Geothermal Property is comprised of three separate purchases that total 783.93 acres; the Vulcan Property, the Elena Corporation Property and the Dewsnup property. The Vulcan Property includes both surface and geothermal rights and consists of two parcels. The first parcel has a total area of approximately 240 acres and three geothermal wells (RRGE-1, RRGP-4 and RRGP-5) are located on this parcel. The second parcel has a total area of approximately 320 acres, and three additional geothermal wells (RRGE-3, RRGI-6 and RRGI-7) are located on this parcel. A fourth well, RRGE-2, although located on the property covered by the Crank lease, was acquired by the company as part of its purchase of the Vulcan Property.

The Elena Property is comprised of surface and geothermal rights to approximately 100 acres of property, excluding the oil and gas rights to the property. The property is contiguous to other properties owned or leased by the company.

The Dewsnup Property is comprised of the surface and geothermal rights to approximately 123.93 acres of property, excluding the oil and gas rights to the property, but including all water and water rights. The property is contiguous to other properties owned or leased by the company.

The Crank Lease. The Crank lease covers approximately 160 acres of mineral and geothermal rights, with right of ingress and egress.

The Newbold Lease. The Newbold lease covers approximately 20 acres of both surface and geothermal rights.

The Jensen Investments Leases. The first Jensen Investments lease covers approximately 2,954.75 acres of geothermal rights only. It is contiguous with the Vulcan property and property covered by the Crank lease. The second Jensen Investments lease covers approximately 44.5 acres of surface and geothermal rights, and is contiguous with property covered by the first Jensen lease.

The Stewart Lease. The Stewart Lease covers approximately 317.54 acres on two adjoining parcels. Parcel 1 contains approximately 159.04 acres and includes surface and geothermal rights. Parcel 2 contains approximately 158.50 acres and only covers surface rights. The underlying geothermal rights for Parcel 2 are subject to the first Jensen Investments Lease.

The Bighorn Mortgage Lease. The Bighorn Mortgage lease covers approximately 280 acres of surface and geothermal rights.

The Doman Lease. The Doman lease covers approximately 640 acres of surface and geothermal rights, excluding oil and gas rights.

The Griffin Lease. The Griffin lease contains approximately 160 acres of geothermal rights.

The Glover Lease. The Glover lease contains approximately 160 acres of geothermal rights.

Lease/Royalty Terms

The Crank lease, the Newbold lease, the Jensen Investments leases, the Bighorn Mortgage lease, the Doman lease, the Griffin lease and the Glover lease have royalties payable under the following terms:

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

  Year 1 (Paid June 2002 under original lease): US $5,000

  Year 2 (Paid June 2003 under original lease): US $10,000

  Year 3 (Paid June 2004 under renegotiated lease): US $10,000

  Year 4: Due June 2005: US $10,000

  Year 5: Due June 2006: US $10,000

Payments for years 2002 through 2006 are advances against future production royalties. For later years, during commercial production, there is a minimum annual production royalty of US $18,000. If the initial commercial production from the well is delayed past the primary lease term, the company will seek an amendment to extend the primary term to the initial commercial plant production date. The minimum amount that will be payable over the course of the leases is $45,000. Maximum amounts payable will depend on production from the property.

The Newbold Lease. The company leases this property pursuant to a lease agreement with Jay Newbold dated March 1, 2004. The Newbold lease has a primary term of 10 years (through February 28, 2014) and is extended indefinitely so long as production from the geothermal field is maintained. Lease payments are as follows:

  Years 1-5: $10.00 per acre or $200 per year

  Years 6-10: $15.00 per acre or $300 per year

The minimum amount that will be payable over the course of the lease is $2,500. Maximum amounts payable will depend on production from the property.

The Jensen Investments Leases. The first Jensen Investments lease was originally with Sergene Jensen, as lessor, is dated July 11, 2002, and has a primary term of 10 years. In September 2005, the property subject to the lease was conveyed and the lease was assumed by Jensen Investments, Inc. Lease payments (on a July to July basis) are as follows:

  Years 1-5: US $2.50 per acre or $7,386.88 per year

  Years 6-10: US $3.00 per acre or $8,864.25 per year

The minimum amount that will be payable over the course of the lease is $81,255.65. Maximum amounts payable will depend on production from the property. The second Jensen Investments lease, with Jensen Investments, Inc., is dated July 12, 2002, and has a primary term of 10 years. Lease payments (on a July to July basis) are as follows:

  Years 1-5: US $2.50 per acre or $111.25 per year

  Years 6-10: US $3.00 per acre or $133.50 per year

The minimum amount that will be payable over the course of the lease is $1,223.75. Maximum amounts payable will depend on production from the property.

The Stewart Lease. The Stewart lease, with Reid and Ruth Stewart, is dated December 1, 2004, and has a primary term of 30 years. Lease payments are as follows:

  Year 1: US $8,000

  Year 2: US $5,000.

  Year 3-30: $5,000 plus an annual increase of 5% per year.

The minimum amount that will be payable over the course of the lease is $319,614.00. Maximum amounts payable will depend upon production from the property.

The Bighorn Mortgage Lease. The Bighorn Mortgage lease, with Bighorn Mortgage

Corporation, is dated July 5, 2005, and has a primary term of 10 years. Lease payments are as follows:

  Year 1-5: US $1,400.

  Year 6-10: US $2,100.

The minimum amount that will be payable over the course of the lease is $17,500.00. Maximum amounts payable will depend upon production from the property.

The Doman Lease. The Doman lease, with Dale and Ronda Doman, is dated June 23, 2005, and has a primary term of 10 years. Lease payments are as follows:

  Year 1-5: US $1,600.

  Year 6-10: US $3,200.

The minimum amount that will be payable over the course of the lease is $24,000.00. Maximum amounts payable will depend upon production from the property.

The Griffin Lease. The Griffin lease, with Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, is dated June 23, 2005, and has a primary term of 10 years. Lease payments are as follows:

  Year 1: US $1,600.

  Year 2-5: US $800.

  Year 6-10: US $1,200.

The minimum amount that will be payable over the course of the lease is $10,800.00. Maximum amounts payable will depend upon production from the property.

The Glover Lease. The Glover lease, with Philip Glover, is dated January 25, 2006, and has a primary term of 10 years. Lease payments are as follows:

  Year 1: US $2,100.

  Year 2-5: US $1,600.

  Year 6-10: US $2,400.

The minimum amount that will be payable over the course of the lease is $20,500.00. Maximum amounts payable will depend upon production from the property.

The total minimum amount payable under all of the leases during their primary terms is $522,393.43. The above listed lease payments are payable annually in advance, and are current through lease years beginning in 2005.

We lease general office space for our executive office in Boise at an annual cost of $30,506. The underlying lease is a year-to-year lease that expires on January 31, 2007.

With the construction of the power plant included in phase one of the Raft River project, management has increased the general liability and umbrella liability insurance coverage, as deemed necessary. Additional builders risk insurance will be obtained prior to construction of the power plant.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2006, management is not aware of any legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 3, 2005, the common stock of US Geothermal Inc. has been listed for trading on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. The first trades of our shares on the Bulletin Board started June 8, 2005, and trading has been very limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market is developed for our shares, there will be a sufficient market so that holders of common shares will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

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

BID PRICES

2004
	(CDN)	(CDN)
First Quarter	$0.90	$0.54
Second Quarter	$1.05	$0.70
Third Quarter	$1.10	$0.76
Fourth Quarter	$1.05	$0.80

2005
	(CDN)	(CDN)
First Quarter	$1.10	$0.80
Second Quarter	$0.90	$0.61
Third Quarter	$0.90	$0.67
Fourth Quarter	$0.86	$0.66

2006
	CDN	CDN
First Quarter	$1.45	$0.75
Second Quarter	$1.20	$0.80

As of May 31, 2006, we had approximately 325 stockholders of record.

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

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,788,628	CDN $0.806	641,212
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,788,628	CDN $0.806	641,212

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

2.           On December 19, 2003, GTH issued 6,939,992 shares of its common stock and 2,420,217 warrants to purchase its common stock in exchange for 100% of Geo-Idaho's outstanding shares and warrants. The shares were issued to the following persons, each of whom was a security holder of Geo-Idaho, in reliance on Section 4(2):

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

The warrants were issued solely to Vulcan Power Company, the sole warrant holder of Geo-Idaho, in reliance on Section 4(2), and were exercisable at a price of $0.75 per share, until December 15, 2005, at which time they expired. Pursuant to the negotiated agreement of the parties, and as approved by the TSX Venture Exchange, the shares were exchanged on a one-for-one basis with all shareholders other than Vulcan Power Company, which received shares and warrants so that Vulcan Power would own 14% on a non-diluted and 25% on a fully-diluted basis after closing (and taking into account the private placement discussed in paragraph 8, below). The warrants were valued using the Black Scholes model at $0.26 each, or $629,256 in the aggregate, and recorded on our financial statements as an addition to deficit. Each of such persons represented to Geo-Idaho that he purchased the securities for his, her or its own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities.

3.           Also on December 19, 2003, GTH sold 3,322,221 shares of common stock and 1,661,110 warrants to purchase shares of its common stock in a private offering under Regulations D and S, at a price of $0.45 per unit (a unit being one share and one-half share purchase warrant), for gross proceeds of $1,494,999. The warrants are exercisable at an exercise price of $0.75 until December 15, 2005, subject to acceleration upon 30 days notice once the company obtains a license from permitting authorities for a 10 megawatt power plant and corresponding power purchase and power transmission agreements. The warrants were valued using the Black Scholes model at $0.26 each, or $431,889 in the aggregate. Of the 13 purchasers, two were residents of the United States who represented that they were "accredited investors" under Regulation D, and the remaining 11 sales were to non-US persons and took place outside of the United States, as defined in Regulation S. Daniel J. Kunz, an officer and director of GTH, subscribed for 1,111,111 units. Toll Cross Securities of Toronto, Canada, was paid a cash fee of $52,500 and issued warrants exercisable until December 15, 2005, to purchase 83,333 shares of GTH at an exercise price of $0.45, as compensation for its services in connection with the private offering. An additional $22,622 was incurred in legal expenses relating to the offering and together with the $52,500 cash and $25,437 fair value of the Agent’s warrants ($0.26 per warrant, calculated using the Black Scholes model) made up the $100,559 which was charged to share issue costs. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to the company that he purchased the securities for his own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities.

4.           On February 20, 2004, GTH issued 385,864 shares and 192,932 share purchase warrants in connection with the conversion of $147,000 of principal and $26,639 in interest of the promissory notes referred to in paragraph 5, above. Mr. Kunz did not participate in the conversion, and was repaid his principal and interest. The warrants are exercisable until February 17, 2006, at an exercise price of $0.75 per share, and are subject to acceleration upon 30 days notice once the company obtains a license from permitting authorities for a 10 megawatt power plant and corresponding power purchase and transmission agreements. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulations D and S. Each of such persons represented to the company that he purchased the securities for his own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

5.           On September 17, 2004, GTH sold 4,000,001 shares of common stock and 4,000,001 warrants to purchase shares of its common stock in a private offering under Regulation S, at a price of CDN $0.85 per unit (a unit being one share and one warrant), for gross proceeds of CDN $3,400,000. The units consist of one share and a warrant which entitles the holder to purchase one share at an exercise price of CDN $1.25 until September 17, 2006. GTH may accelerate the exercise period of the warrants on twenty days notice if the closing price of the company’s common shares on a public market exceeds CDN $1.65 for twenty consecutive business days. The value of each warrant (using the Black-Scholes model) was $0.30, and the aggregate value of the 4,000,001 warrants was $1,190,697. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulation S. Each of such persons represented to the company that he purchased the securities for his own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. Dundee Securities Corporation of Toronto, Canada, was paid a cash fee of CDN $238,000, and issued a “compensation option” to acquire 280,000 units at an exercise price per unit of CDN $0.85, until September 17, 2006, and valued at $133,341 ($0.30 per warrant, using the Black-Scholes model). The warrants included in Dundee’s units are also subject to acceleration, whether or not the compensation option has been exercised. An additional CDN $31,977.45 was incurred in legal expenses relating to the offering, as well as CDN $18,190 in fees to the TSX Venture Exchange which together with the CDN $238,000 cash paid to Dundee made up the $225,131 cash component of issuance costs. With the $131,341 which was the fair value of the Dundee compensation option, the total charged to share issue costs was $358,472.

6.           On October 19, 2004, GTH issued a total of 278,735 shares on the exercise of stock options issued under the company’s stock option plan to officers and directors of the company as follows:

Optionee	Number of Shares Purchased
Daniel Kunz	86,506
Douglas Glaspey	77,866
Ron Bourgeois	27,733
Paul Larkin	86,630

Total	278,735

7.           During February 2005, GTH issued 100,000 shares to Elena Corporation as partial consideration for purchase of 100 acres known as the Elena Property. Elena Corporation represented to the company that it purchased the securities for its own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

8.           On February 18, 2005, GTH issued 30,000 shares on the exercise of stock options issued under the company’s stock option plan to Ron Bourgeois. Mr. Bourgeois represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

9.           On April 11, 2005, GTH issued 17,778 common shares upon the exercise of stock options issued to a consultant of the company under the company’s stock option plan. He represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

10.           On July 22, 2005, GTH issued 40,000 common shares upon the exercise of stock options issued to a consultant of the company under the company’s stock option plan. He represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

11.           On December 28, 2005, GTH issued 100,000 common shares upon the exercise of stock options under the company’s stock option plan to Douglas Glaspey, an officer and director of the Company and 83,333 common shares to Toll Cross Securities upon the exercise of agent warrants. Each represented to the company that they purchased the securities for their own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

12.           On January 3, 2006, GTH issued 100,000 common shares to Daniel Kunz, an officer and director of the Company, and 100,000 common shares to Ron Bourgeois upon the exercise of stock options issued under the company’s stock option plan. Each represented to the company that they purchased the securities for their own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

13.           On January 9, 2006, GTH issued 138,370 common shares upon the exercise of stock options issued under the company’s stock option plan (113,370 to Paul Larkin, a director of the Company, and 25,000 to a consultant). Each represented to the company that they purchased the securities for their own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

14.           On February 6, 2006, GTH issued 120,000 common shares to Kevin Kitz as a signing bonus as part of an employment agreement. He represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

15.           On February 9, 2006, GTH issued 25,000 common shares upon the exercise of stock options issued under the company’s stock option plan to a consultant of the Company. He represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid in respect to the issuance.

16.           On February 17, 2006, GTH issued 192,934 common shares to consultant and employees of the Company upon the exercise of stock purchase warrants. Each represented to the company that they purchased the securities for their own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

17.           On March 13, 2006, GTH issued 15,000 common shares to a consultant of the Company upon the exercise of stock options issued under the company’s stock option plan. She represented to the company that she purchased the securities for her own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

18.           On April 3, 2006, GTH sold 25,000,000 shares of common stock in a private offering under Regulation D, at a price of CDN $1.00 per share for gross proceeds of CDN $25,000,000. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulation D. Each of such persons represented to the company that it purchased the securities for its own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. Dundee Securities Corporation of Toronto, Canada, was paid a cash fee of CDN $1,522,500, and issued a “compensation option” to acquire 1,522,500 shares at an exercise price per share of CDN $1.00, until April 3, 2008. An additional CDN $202,200 was incurred in legal expenses relating to the offering, as well as CDN $32,100 in fees to the TSX Venture Exchange which together with the CDN $1,522,500 cash paid to Dundee made up the $1,756,800 cash component of issuance costs.

19.           On May 23, 2006, GTH issued 40,000 common shares to a consultant of the Company upon the exercise of stock options issued under the company’s stock option plan. He represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid in respect to the issuance.

ITEM 6. MANAGEMENT’S PLAN OF OPERATIONS

U.S. Geothermal Inc. is a Delaware corporation. The Company’s shares of common stock trade on the TSX Venture Exchange under the symbol “GTH” and on the Bulletin Board under the symbol “UGTH”. On December 19, 2003, the Company acquired all of the outstanding securities of U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho”) incorporated in February 2002, through a transaction merging Geo-Idaho into Evergreen Power Inc., a wholly-owned Idaho subsidiary formed for purposes of the merger transaction. Following the merger, the Company changed its name from U.S. Cobalt Inc. to U.S. Geothermal Inc. Pursuant to the merger, Geo-Idaho became the surviving subsidiary of the Company, and Evergreen Power, Inc. ceased to exist. GTH is still a development stage company and has produced no revenues to date.

During the three months ended March 31, 2006, GTH was focused on (1) negotiating the long-term financing of the construction of Phase I of the Raft River, Idaho geothermal project (“Raft River”), (2) the procurement of construction agreements for items not covered under the Ormat EPC agreement, (3) securing additional working capital through the completion of a private placement, and (4) the evaluation of potential new geothermal project acquisitions.

On March 9, 2006, GTH signed the Interconnection and Wheeling Agreement with Raft River Rural Electric Cooperative (“RRREC”) which allows electricity generated at the Phase I power plant to be delivered through RRREC transmission lines and delivered into the BPA substation for delivery to Idaho Power Co.

On April 26, 2006, GTH issued a Notice to Proceed to Ormat under the Ormat EPC agreement as amended April 25, 2006. An initial payment of $2,020,000 allows Ormat to proceed with ordering of equipment with significant manufacturing lead times. Under the amendment, Ormat commits to a guaranteed final completion date of November 25, 2007 on the Phase I facility.

On May 8, 2006, Idaho Power confirmed that GTH would be allowed to bid the Raft River Unit 1 project into the recently issued Idaho Power geothermal “Request for Proposal for Geothermal Power”. If Idaho Power selects GTH as a successful bidder, the Company expects that under a new PPA with Idaho Power which could replace the current PPA, the Unit 1 power plant will be allowed to sell its full output capacity of up to 13 MW annual average, instead of being capped at ten average MWs per month as mandated under the current PPA. This 30% increase in plant output would be achieved with no additional capital investment and is expected to decrease the operating cost per kilowatt-hour.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, US Geothermal elected to withdraw its Unit 2 and Unit 3 Idaho Power PPAs without submitting them to the IPUC for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10MW contracts have been voided without further obligation on either party.

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and US Geothermal have signed a letter of intent for EWEB to purchase the full 13 MW electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it by July 2006. Upon execution of the EWEB PPA, and if Unit 1 is successful in the Idaho Power Request for Proposal, then the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 MW from two plants, instead of the originally planned 30 MW from three plants, resulting in substantial capital and operating cost savings through improved economy of scale.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with US Geothermal to purchase the electrical power output of Unit 3. Subject to drilling confirmation of sufficient geothermal resource, the power plant output from three units at Raft River would be 39 MW, instead of the maximum 30MW under the previous Idaho Power PPA provisions.

On May 16, 2006, GTH signed a $225,000 construction contract with RRREC for construction of the well distribution lines for delivery of electricity from the power plant to the well heads for the Phase I facility.

On May 22, 2006, GTH signed a $2,600,000 construction contract with Industrial Builders for completion of the construction of the pipelines connecting the wells at Raft River with the power plant facility to be constructed by Ormat.

On May 24, 2006, GTH signed a geothermal lease agreement with JR Land and Livestock Inc. for the lease of approximately 5,409 acres of surface, mineral and geothermal rights in Malheur County, Oregon. The lease term is for ten years with lease payments of $15,000 at signing, $20,000 in first year, $25,000 in second year, and $30,000 for each subsequent year. A resource evaluation study will be initiated to quantify the geothermal resource.

On May 25, 2006, GTH signed a drilling contract with Union Drilling for the re-work of wells previously drilled for Phase I, and the drilling of additional wells to be included in Phase II of the Raft River project. The total cost of Phase I and II drilling to be completed by Union Drilling is estimated at $13,000,000 and should be completed within six months after drilling is started. The timing of the Phase I drilling costs of $5,000,000 and the Phase II drilling costs of $8,000,000 are discretionary depending on the availability of cash funds.

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Finalize negotiations with qualified investors for financing to construct the phase one power plant and close the transaction to allow financing drawdown.
(2)	Finalize construction agreements regarding the engineering, procurement and construction for aspects of the project not included under the Ormat agreement.
(3)	Continue permitting activities.
(4)	Initiate formal discussions to sell renewable energy certificates at phase one Raft River.
(5)	Initiate project construction for first power plant.

(6)	Work on new replacement Raft River phase two power sales agreements.
(7)	Drill Raft River phase two production and injection wells.
(8)	Evaluate the geothermal resource potential of the new Oregon property.
(9)	Continue to seek and acquire additional geothermal resource properties and/or operations.

Project Financing. Our cash position as at March 31, 2006, is adequate to fund our general operating activities through March 31, 2008, although the Company will have to obtain additional capital to construct the initial Raft River power plant and any other power plants. The Company believes it is in the final stages of negotiations for a $35 million project investment by a third party and expects to close the transaction by July 31, 2006. Total capital expenditures for the phase one project are currently estimated to be between $38 and $40 million. We expect we will finance the project through a combination of equity from the Company and a third party. We anticipate that some or all of the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

Discussions for both construction and long-term financing for the initial facility have taken place with several financing entities, which specialize in project debt financing and raising the tax oriented equity portion of the capital cost for the project, and with potential participants who may be interested in utilizing tax credits and benefits that may be available to the project. The current negotiations for financing of the phase one plant are with one of those entities. In connection with the anticipated financing, on August 18, 2005, GTH created a “special purpose entity” (an “SPE”) by filing a Certificate of Formation with the state of Delaware to create Raft River Energy I LLC. As a condition of the anticipated financing, GTH may be required to transfer the geothermal assets associated with the phase one power plant to this SPE, and the ownership interests of the SPE would form part of the security for the financing.

Permitting. In preparation for project financing, a Phase I Environmental Site Assessment was completed by Kleinfelder on October 21, 2005. The Phase I assessment identified two underground storage tanks, which have since been removed. An ALTA land title survey that covers all lands owned or leased by the company has been completed and Land America Commercial Services is preparing an ALTA Extended title insurance policy for the project, which the Company anticipates acquiring for the benefit of its project financing lenders.

The Company’s permitting activities are continuing as the project develops. A Conditional Use Permit for the first two power plants was issued by the Cassia County Planning and Zoning Commission on April 21, 2005. The Idaho Department of Environmental Quality issued the Air Quality Permit to Construct on May 26, 2006. The Department of Army Corps of Engineers and the Idaho Department of Water Resources, after the submittal of a joint application by the Company, have determined that the Raft River project does not need to obtain a Section 404 Clean Water Act permit for the project as it is currently designed. Various other county, state and federal permits will be required for the project, including a Cassia County Building Permit.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

On May 24, 2006, GTH signed a geothermal lease agreement with JR Land and Livestock Inc. for the lease of approximately 5,409 acres of surface, mineral and geothermal rights in Malheur County, Oregon. The lease term is for ten years with lease payments of $15,000 at signing, $20,000 in first year, $25,000 in second year, and $30,000 for each subsequent year. A resource evaluation study will be initiated to quantify the geothermal resource.

ITEM 7. FINANCIAL STATEMENTS

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

MARCH 31, 2006 and 2005

Board of Directors
U.S. Geothermal Inc.
Boise, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of U.S. Geothermal Inc. (an exploration stage company) as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from February 26, 2002 (inception) through March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of U.S. Geothermal Inc. as of March 31, 2005 were audited by other auditors whose report dated June 16, 2005 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Geothermal Inc. as of March 31, 2006 and the results of its operations, stockholders’ equity, and cash flows for the year then ended and for the period from February 26, 2002 (inception) through March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 23, 2006

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31,	March 31,
	2006	2005

ASSETS

Current
Cash and cash equivalents	$196,499	$1,957,075
Restricted cash (see Note 10)	19,961,890	0
Refundable tax credit	4,703	3,095
Prepaid expenses and other	6,726	29,099
Total Current Assets	20,169,818	1,989,269

Property, Plant and Equipment (see Note 4)	1,726,115	595,701
Total Assets	$21,895,933	$2,584,970

LIABILITIES

Current
Accounts payable and accrued liabilities	$270,831	$160,260
Related party accounts payable	10,083	4,842
Total Current Liabilities	280,914	165,102

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and Outstanding:
18,263,844 shares at March 31, 2006 and	18,264	17,332
17,331,429 shares at March 31, 2005
Capital stock issuable	20,134,260	0
Additional paid-in capital	5,338,200	3,485,642
Stock purchase warrants	1,324,038	2,460,782
Accumulated other comprehensive income	32,792	165,262
Accumulated deficit before development stage	(1,037,422)	(1,037,422)
Accumulated deficit during development stage	(4,195,113)	(2,671,728)
Total Stockholders’ Equity	21,615,019	2,419,868
Total Liabilities and Stockholders’ Equity	$21,895,933	$2,584,970

Approved on behalf of the Board:

“Doug Glaspey”, Director	“Paul Larkin”, Director

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	YEAR		CUMULATIVE
	ENDED		PERIOD FROM
	MARCH 31		FEB. 26, 2002
	2006	2005	TO MAR. 31, 2006

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	54,513	489,747	908,465
Administrative and development costs	185,186	118,098	326,071
Exploration expenditures	-	438,885	440,611
Professional fees	386,275	321,081	963,991
Management fees	36,415	86,463	288,733
Salaries and wages	639,927	207,759	847,686
Travel and promotion	360,753	89,497	474,518
Loss from Operations	(1,663,069)	(1,751,530)	(4,250,075)

Other Income (Expense)
Foreign exchange gain (loss)	116,408	(95,885)	11,269
Interest income	23,276	16,994	43,693
Loss Before Income Taxes	(1,523,385)	(1,830,421)	(4,195,113)

Income Taxes (see Note 2g)	-	-	-

Net Loss	$(1,523,385)	$(1,830,421)	$(4,195,113)

Basic And Diluted Net Loss Per Share	$(0.09)	$(0.12)

Weighted Average Number Of Shares Outstanding	17,797,637	15,209,468
for Basic and Diluted Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(1,523,385)	$(1,830,421)	$(4,195,113)
Foreign currency translation adjustment	(132,470)	165,262	32,792

Total Comprehensive Loss	$(1,655,855)	$(1,665,159)	$(4,162,321)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED		FROM
	March 31		FEB. 26, 2002
	2006	2005	TO MAR. 31, 2006

Operating Activities
Net loss for the period	$(1,523,385)	$(1,830,421)	$(4,195,113)
Add: Non-cash items:
Depreciation	1,350	1,399	3,325
Shares issued for other than cash	-	-	49,600
Stock based compensation	180,779	295,540	772,400

Change in non-cash
working
capital items:
	115,812	(20,363)	34,770
Accounts payable and accrued
Liabilities
Prepaid expenses	22,373	(29,099)	(6,726)
Refundable tax credit and grant	(1,608)	4,805	1,115
receivable
Total Cash Used by Operating	(1,204,679)	(1,578,139)	(3,340,629)
Activities
Investing Activities
Purchases of property, plant and	(1,131,764)	(41,331)	(1,652,089)
equipment
Cash acquired on business	-	-	5,798
combination
Total Cash Provided (Used) by	(1,131,764)	(41,331)	(1,646,291)
Investing Activities

Financing Activities
Issuance of share capital, net of	708,337	2,576,562	5,150,627
share issue cost
Total Cash Provided by Financing	708,337	2,576,562	5,150,627
Activities

Foreign Exchange Effect On
Cash And Cash Equivalents	(132,470)	129,470	32,792

Increase (Decrease) In Cash And	(1,760,576)	1,086,562	196,499
Cash Equivalents

Cash And Cash Equivalents,
Beginning Of Period	1,957,075	870,513	-

Cash And Cash Equivalents, End	$196,499	$1,957,075	$196,499
Of Period

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

	YEAR ENDED		FROM
	MARCH 31		FEB. 26, 2002
	2006	2005	TO MAR. 31, 2006

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost	-	-	158,778

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION, FEBRUARY 26, 2002, TO MARCH 31, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Shares issued for cash at $0.015 per share – February 26,
2002	2,600,000	$2,600	$37,400	$-	$-	$-	$-	$40,000
Shares and warrants issued for Geothermal property at
$0.009 – March 5, 2002	1,895,000	1,895	15,105	-	-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho
	4,495,000	4,495	52,505	-	-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002
	395,000	395	98,355	-	-	-	-	98,750
Shares issued for services at $0.25 per share – May 28,
2002	5,000	5	1,245	-	-	-	-	1,250
Shares issued for cash at $0.30 per share – November 1,
2002	1,023,667	1,024	306,076	-	-	-	-	307,100
Shares issued for services at $0.30 per share – November
1, 2002	10,000	10	2,990	-	-	-	-	3,000
Shares issued for services at $0.30 per share – February
14, 2003	151,170	151	45,199	-	-	-	-	45,350
Net loss for the period	-	-	-				(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$-	$(164,909)	$347,541

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO MARCH 31, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares issued
and outstanding as a result of the reverse take-over	(6,079,837)	$(6,080)	$6,080	$-	$-	$-	$-	$-
transaction- U.S. Geothermal Inc.- Idaho
December 19, 2003
Legal parent company shares issued and outstanding at
time of reverse take-over- U.S. Cobalt Inc.-	2,274,616	2,275	(2,275)	-	-	-	-	-
December 19, 2003
Shares issued for acquisition of U.S. Geothermal Inc.-
Idaho	6,939,992	6,940	(6,940)	-	-	-	(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc.-
Idaho	-	-	-	-	629,256	-	(629,256)	-

Shares and warrants issued for cash at a price of $0.45 per
share in a private placement, net of share issue costs of	3,322,221	3,322	959,230	-	457,326	-	-	1,419,878
$75,122 paid in cash and $25,437 paid by issuance of
83,333 agent’s warrants- December 19, 2003
Shares and warrants issued for conversion of notes at
$0.45 per share – February 20, 2004	385,864	386	123,090	-	50,162	-	-	173,638
Stock options granted
	-	-	296,081	-	-	-	-	296,081
Foreign currency translation gain
	-	-	-	-	-	35,792	-	35,792

Net loss for the year
	-	-	-	-	-	-	(676,398)	(676,398)
Balance, March 31, 2004
	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO MARCH 31, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in
a private placement, net of share issue costs of	4,000,001	4,000	1,103,082	-	1,324,038	-	-	2,431,120
$225,131 paid in cash and $133,341 paid by the
issuance of 280,000 agent’s warrants- September 17,
2004
Shares issued for property at a price of $0.60- February	100,000	100	60,251	-	-	-	-	60,351
22, 2005
Shares issued for stock options exercised	308,735	309	145,133	-	-	-	-	145,442
Stock options granted	-	-	295,540	-	-	-	-	295,540
Foreign currency translation gain	-	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	17,332	3,485,642	-	2,460,782	165,262	(3,709,150)	2,419,868
Stock options granted	-	-	180,780	-	-	-	-	180,780
Expiration of stock purchase warrants	-	-	1,061,145	-	(1,061,145)	-	-	-
Shares issued for stock options and warrants exercised	932,415	932	610,633	-	(75,599)	-	-	535,966
Foreign currency translation loss	-	-	-	-	-	(132,470)	-	(132,470)
Capital stock issuable as result of a private placement to
be closed April 3, 2006	-	-	-	20,134,260	-	-	-	20,134,260
Net loss for the year
	-	-	-	-	-	-	(1,523,385)	(1,523,385)
Balance, March 31, 2006
	18,263,844	$18,264	$5,338,200	$20,134,260	$1,324,038	$32,792	$(5,232,535)	$21,615,019

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Stated in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

a) Organization

When U.S. Cobalt Inc. (“GTH” or the “Company”) completed a reverse take-over on December 19, 2003, the former stockholders of U.S. Geothermal Inc. (“GEO - Idaho”), a company incorporated on February 26, 2002 in the State of Idaho, acquired control of GTH (Note 3). In connection with the transaction, U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the roll-back of common stock.

b) Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and entered into an agreement with the previous owner, pursuant to which the Company has acquired a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho (Note 4).

c) Going Concern

Based on the Company’s projected spending over the next 12 months and the $20,134,260 cash received from the private placement completed April 3, 2006, the Company’s auditors have removed the going concern qualification from the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $5,232,535 for the period from February 26, 2002 (inception) to March 31, 2006, and has no revenue from operations.

NOTE 2- ACCOUNTING POLICIES

a) Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the following companies:

U.S. Geothermal Inc. (incorporated in the State of Delaware);
U.S. Geothermal Inc. (incorporated in the State of Idaho);
U.S. Cobalt Inc. (incorporated in the State of Colorado);
Raft River Energy I LLC (incorporated in the State of Delaware);
US Geothermal Services, LLC (incorporated in the State of Delaware).

All inter-group transactions are eliminated on consolidation.

b) Use of Estimates

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

c) Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement had no impact on the financial statements of the Company at December 31, 2005 and 2004.

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

d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with maturities of no more than ninety days when acquired.

e) Property, Plant and Equipment

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

f) Impairment of Long-Lived Assets

SFAS No. 144- “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

g) Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109- “Accounting for Income Taxes”. Under SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The significant components of the deferred tax asset at March 31, 2006 and March 31, 2005 were as follows:

	March 31,	March 31,
	2006	2005
Net operating loss carryforward	$5,196,418	$3,541,913
Deferred tax asset:	$1,767,000	$1,204,000
Less valuation allowance for tax asset	-1,767,000	-1,204,000
Net deferred tax asset	$-	$-

At March 31, 2006 and March 31, 2005, the Company has net operating loss carryforwards of approximately $5,196,418 and $3,541,913 respectively, which expire in the years 2023 through 2025. The change in the allowance account from March 31, 2005 to March 31, 2006 was $563,000.

h) Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, refundable tax credits, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Refundable tax credit is comprised of Goods and Services Tax (“GST”) which is refundable from the Government of Canada.

i) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128- “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. As the Company generated net losses in each of the periods presented, the basic and dilutive loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

j) Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are converted into U.S. dollars using the current method as follows:

  Monetary items at the rate prevailing at the balance sheet date;
  Non-monetary items at the historical exchange rate;
  Revenue and expenses at the average rate in effect during the applicable accounting period.

Adjustments arising from the translation of the foreign currency amounts are included as a separate component of stockholders’ equity.

k) Asset Retirement Obligations

SFAS No. 143- “Accounting for Asset Retirement Obligations” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

GEO - Idaho entered into an agreement, as amended December 3, 2002, with the previous owner to purchase up to a 100% interest in the Raft River Geothermal Property (“the Property”) located in Cassia County, Idaho, in exchange for 1,895,000 shares (the “old shares”), 1,612,000 warrants (the “old warrants”) of GEO – Idaho, and up to $600,000 in cash. A condition to acquiring 100% of the Property is the completion by GEO - Idaho of at least a $200,000 work program on the Property. The old shares and old warrants were exchanged subsequent to December 31, 2002 (as part of the reverse take-over described in Notes 3 and 5) for shares and warrants of the Company.

As of March 31, 2006, the Company has acquired a 100% interest in the Property by making cash payments totalling $250,000 in 2003, $225,000 in 2004 and $125,000 in 2005. The Company has also completed the requisite work program. In addition, the Company has paid $57,728 to acquire two purchase options on 1,083 acres of surface and water rights, and paid $949,036 to initiate construction of the Raft River Project.

During the year ended March 31, 2005, the Company acquired 100 acres of surface and energy rights in exchange for a cash payment of $40,000 and issuance of 100,000 common shares valued at $60,351.

Property, plant and equipment consisted of the following at the dates shown:

	March 31,	March 31,
	2006	2005
Geothermal property (land and equipment)
Balance, beginning of period	$592,351	$492,000
Shares issued	-	60,351
Cash payments	182,728	40,000
Balance, end of period	775,079	592,351

Construction in Process- Raft River Project
Balance, beginning of period	-	-
Power Plant One	565,459	-
Transmission Lines and Substation	139,193	-
Pipelines	78,478	-
Well Drilling	165,906	-
Balance, end of period	949,036	-

Other equipment
Balance, beginning of period	5,325	3,994
Acquisitions	-	1,331
Balance, end of period	5,325	5,325
Less: Accumulated depreciation	(3,325)	(1,975)
Net balance, end of period	2,000	3,350

	$1,726,115	$595,701

NOTE 5 - CAPITAL STOCK

On March 13, 2006, the Company issued 15,000 common shares upon the exercise of 15,000 options at an exercise price of $0.60 CDN ($0.51 U.S. as of March 13, 2006).

On February 17, 2006, the Company issued 192,934 common shares upon the exercise of 192,934 stock purchase warrants at an exercise price of $0.75 U.S.

On February 9, 2006, the Company issued 25,000 common shares upon the exercise of 25,000 options at an exercise price of $0.60 CDN ($0.51 as of February 9, 2006).

On February 6, 2006, the Company issued 120,000 common shares as a signing bonus as part of an employment agreement at a deemed price of $0.72 CDN ($0.61 U.S. as of February 6, 2006.

On January 9, 2006, the Company issued 138,370 common shares upon the exercise of 138,370 options at an exercise price of $0.60 CDN ($0.51 U.S. as of January 9, 2006).

On January 3, 2006, the Company issued 200,000 common shares upon the exercise of 200,000 options at an exercise price of $0.60 CDN ($0.51 U.S. as of January 3, 2006).

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

Escrow Shares

The following common shares and share purchase warrants are in escrow at the dates shown:

	March 31,	March 31,
	2006	2005

Common shares	2,150,309	4,243,325
Share purchase warrants	0	1,946,937

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

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $25,509 was included in consulting fees and $155,271 was included in salaries and wages for the twelve months ended March 31, 2006 (March 31, 2005 - $295,541).

The changes in stock options are as follows:

	NUMBER	WEIGHTED
	SHARES	AVERAGE
	UNDER	EXERCISE
	OPTIONS	PRICE

Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN

Cancelled	(240,000)	0.60 CDN
Exercised	(308,735)	0.60 CDN
Granted	470,000	0.72 CDN
Granted	90,000	0.90 CDN
Balance outstanding March 31, 2005	1,756,265	0.65 CDN

Cancelled	(182,267)	0.60 CDN
Exercised	(518,370)	0.60 CDN
Granted	50,000	0.72 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(22,222)	0.90 CDN
Balance outstanding March 31, 2006	1,065,628	$0.67 CDN

The following table summarizes information about the number of shares under stock options outstanding and exercisable at March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	MARCH 31,	MARCH 31,
	2005	2006	REMAINING
EXERCISE	NUMBER OF	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	SHARES	LIFE (YEARS)	SHARES

$ 0.60 CDN	1,196,265	495,628	2.76	495,628
0.72 CDN	470,000	520,000	3.67	390,000
0.90 CDN	90,000	50,000	3.67	37,500

$ 0.67 CDN	1,756,265	1,065,628	3.25	923,128

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

Stock Purchase Warrants

As at March 31, 2006 (8,637,593 as at March 31, 2005), the following share purchase warrants are outstanding:

WARRANTS	EXERCISABLE
ISSUED	INTO NUMBER			FAIR
PURSUANT TO	OF COMMON	EXERCISE	EXPIRATION	VALUE
	SHARES	PRICE	DATE	AT ISSUANCE

Private placement	4,000,001	$1.25 CDN	September 17, 2006	$1,190,697
Agent’s warrants	280,000	$0.85 CDN	September 17, 2006	$133,341
	4,280,001			$1,324,038

On February 17, 2006, stock purchase warrants representing 192,934 common shares at an exercise price of $0.75 were exercised.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As at March 31, 2006 and March 31, 2005, the amounts of $10,083 and $4,842 are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company incurred the following transactions with directors, officers and a company with a common director:

	12 Months	12 Months
	March 31,	March 31,
	2006	2005

Administrative services	$19,584	$18,142
Management fees	21,500	64,196
Consulting fees	24,960	49,194
Legal fees	871	14,913
Rent	13,863	11,273

	$80,778	$157,718

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

Consolidated Balance Sheets	U.S. GAAP March 31, 2006	Canadian GAAP March 31, 2006	U.S. GAAP March 31, 2005	Canadian GAAP March 31, 2005
Plant, Property & Equipment	$ 1,726,115	$ 2,166,726	$ 595,701	$ 1,054,199
Total Assets	21,895,933	22,336,544	2,584,970	3,043,468
Stockholder’s Equity	21,615,019	22,055,630	2,419,868	2,878,366
Total Liabilities & Stockholder’s Equity	21,895,933	22,336,544	2,584,970	3,043,468

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Twelve Months ended March 31, 2006	Canadian GAAP Twelve Months ended March 31, 2006	U.S. GAAP Twelve Months ended March 31, 2005	Canadian GAAP Twelve Months ended March 31, 2005
Exploration Expenditures	$ 0	$ 0	$ 438,885	$ 0
Loss from Operations	(1,663,069)	(1,607,755)	(1,751,530)	(1,312,645)
Net Loss	(1,523,385)	(1,468,071)	(1,830,421)	(1,391,536)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property. The leases provide for the following annual payments within the next five fiscal years:

2006	$ 28,850
2007	$ 20,100
2008	$ 20,400
2009	$ 20,800
2010	$ 23,800

The Company has signed a 10 MW power purchase agreement with Idaho Power Company for sale of power generated from its planned phase one power plant. Sale of power generated from phase two power plants are currently under discussion. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the phase two plants to other purchasers. These agreements are all contingent upon successful financing and construction of the power plant at Raft River.

On December 5, 2005, the Company signed a contract with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 MW geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company.

On April 3, 2006, the Company completed a private placement of 25,000,000 common shares at a price of $1.00 CDN ($0.86 U.S. as of April 3, 2006). Proceeds, net of financing fees, totaled $20,134,260. Of the net proceeds, $172,370 had been received in the Company’s bank accounts prior to year end. Since the subscription forms reflected a March 30, 2006 date, and the remainder of the cash was on deposit with Dundee Securities, the private placement was recorded as “Restricted Cash” and as “Capital Stock Issuable” in these financial statements. Upon the issuance of the common shares on April 3, 2006, all cash restrictions were lifted.

We lease general office space for our executive office in Boise at an annual cost of $30,506. The underlying lease is a year-to-year lease that expires on January 31, 2007.

NOTE 10- SUBSEQUENT EVENTS

On April 3, 2006, the Company completed a private placement of 25,000,000 common shares at a price of $1.00 CDN ($0.86 U.S. as of April 3, 2006). Proceeds, net of financing fees, totaled $20,134,260. Of the net proceeds, $172,370 had been received in the Company’s bank accounts. Since the subscription forms reflected a March 30, 2006 date, and the remainder of the cash was on deposit with Dundee Securities, the private placement was reflected as Restricted Cash and as Capital Stock Issuable in these financial statements. Upon the issuance of the common shares on April 3, 2006, all cash restrictions were lifted.

On April 27, 2006, the Company and Ormat amended the contract to construct the phase one geothermal power plant in order to allow commencement of construction in advance of project financing. In connection with the amendment, the Company issued a Notice to Proceed to Ormat, which commissioned them to immediately proceed with final detailed engineering and place orders for long-lead time equipment and material components. This schedule is intended to provide first synchronization of the phase one power plant in September 2007 with full commercial operations no later than November 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of March 31, 2006, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

There has been no change to our internal control over financial reporting during the quarter or fiscal year ended March 31, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

The company is not required to have, nor was Williams & Webster engaged to perform, an audit of internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectives of the company’s internal control over financial reporting. Accordingly, Williams & Webster expressed no such opinion.

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

NAME	AGE	POSITION

Daniel J. Kunz	54	Chief Executive Officer, President and Director
Douglas J. Glaspey (1)	53	Chief Operating Officer and Director
John H. Walker	57	Chairman of the Board and Director
Paul A. Larkin (1) (2)	56	Director
Jon Wellinghoff (1)	57	Director
Kerry D. Hawkley	52	Chief Financial Officer
Kevin Kitz	45	Vice President, Development, Geo-Idaho
Robert Cline	49	Vice President, Engineering, Geo-Idaho

(1)	Member of the Audit Committee.
(2)	Audit Committee Financial Expert.

Daniel J. Kunz is the President and Chief Executive Officer and a director of GTH and the President of Geo-Idaho. He has served as a director of the company since March 2000, and was Chairman of the Board of Directors from March 2000 until December 2003. Prior to the acquisition of Geo-Idaho, he served as a director and the President for that company from February 2002 until the acquisition. Mr. Kunz was an executive of Ivanhoe Mines Ltd. from 1997, and served as its President and Chief Executive Officer from November 1, 2000 until March 1, 2003. From March 2, 2003 until March 8, 2004, Mr. Kunz served as Interim President of Jinshan Gold Mines Inc. Mr. Kunz has more than 29 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations, having held key positions in MK Gold Company (President & CEO) and Morrison Knudsen Corporation (Vice President & Controller, and as CFO to the Mining Group). Mr. Kunz holds a Masters of Business Administration and a Bachelor of Science in Engineering Science. He is currently a director of several companies publicly traded on the TSX Venture Exchange, including Jinshan Gold Mines Inc., Triumph Gold Corp., Tyner Resources Ltd., and Chesapeake Gold Corp. Mr. Kunz serves as Chairman of the Board of Directors of China Mineral Acquisition Corporation, which is a publicly traded company on the OTC Bulletin Board.

Douglas J. Glaspey is the Chief Operating Officer and a director of GTH. He has served as a director of the company since March 2000, and served as its President from March 2000 until the acquisition of Geo-Idaho. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition, and continues to serve as President. From December 1986 to the present, Mr. Glaspey has been a Metallurgical Engineer and Project Manager with Twin Gold Corporation. Mr. Glaspey has 28 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation.

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

Paul Larkin serves as a director of GTH, a position he has held since March 2000. He served as Secretary of GTH until December, 2003, and served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until the acquisition. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and the President of Tyner Resources Ltd., a TSX Venture Exchange listed company. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX Venture Exchange: Eventure Capital Corp., and Tyner Resources Ltd.

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

Kerry D. Hawkley serves as the company’s Chief Financial Officer. He has served as the company’s controller since July 2003, and became CFO as of January 1, 2005. Since July 2003, he has also provided, and continues to provide, consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 29 years experience in all areas of accounting, finance and administration.

He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Kevin Kitz is the Vice President-Development of Geo-Idaho. He joined the company in April 2003. He is a mechanical engineer with 19 years of geothermal power plant design, construction and operating experience with UNOCAL, with whom he worked until November 2002. He holds a Bachelor of Science in Mechanical Engineering and Material Science, and is a Professional Engineer in California. During his career with Unocal, he was a Production and Operations Engineer at the 75MW Salton Sea geothermal power plant in southern California, a Senior Production Engineer at the Geysers geothermal field in northern California, and a Power Plant Engineering Advisor in the Philippines for geothermal power plants ranging from 12 to 55 MW.

Robert Cline is the Vice President-Engineering of Geo-Idaho. He joined the company in February 2005. He is a civil engineer with 24 years experience developing energy and water resources projects in the western U.S. He holds Bachelor of Science degrees in Civil Engineering and Physics, and is a Professional Engineer in Arizona and Oregon. Prior to joining US

Geothermal, he was the Manager Engineering at Ida-West Energy Company, playing a key role in developing several hydroelectric and gas-fired generating facilities, and was instrumental in several highly successful hydroelectric acquisitions. Prior to 1991, he worked nine years for the US Bureau of Reclamation where he was involved in engineering, contracting and construction of various water resources related projects in Arizona.

Code of Ethics. Management submitted a proposed “Code of Ethics” to the Board of Directors for review and comment. The Board approved the code of ethics at the board meeting held in conjunction with the annual general meeting in September 2005. The code of ethics applies to all directors, officers and employees of the company. The Code of Ethics is included in the Company’s web page at www.usgeothermal.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual compensation earned or paid to Daniel Kunz, the chief executive officer (the "named executive officer") for the year ended March 31, 2006. No executive officer of GTH or Geo-Idaho had compensation that exceeded $100,000 during the fiscal years ending March 31, 2005 and March 31, 2006. Long term compensation in the form of options that had been issued prior to December 19, 2003, were cancelled in accordance with the vote of the shareholders of GTH approving the acquisition of Geo-Idaho. Annual bonuses or other compensation have not been paid to the named executive officer for any period prior to March 31, 2006, except for the stock options listed below.

Mr. Kunz has an employment agreement with the company which provides that he will devote at least one-half of working time to the company. Mr. Kunz may engage in other business activities provided he does not engage in any activities which another executive officer determines is competitive, or will otherwise interfere with the performance of Mr. Kunz’s duties to the company. In addition to monetary compensation, Mr. Kunz is entitled to receive incentive stock options as determined by the company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Kunz. Otherwise the company upon one month written notice may terminate the agreement. The agreement includes covenants by Mr. Kunz of confidentiality and non-competition, and provides for equitable relief in the event of breach. A copy of Mr. Kunz’s employment agreement is included as Exhibit 10.12 in Part II of the SB-2 registration statement dated April 7, 2005.

Effective April 1, 2006, Mr. Kunz has signed a new employment agreement similar in form and content to the previous agreement that increases the amount of time devoted to the business of the company to 140 hours per month at a compensation of $132,000 annually. A copy of the new employment agreement is included as Exhibit 10.12 in Part II of this report.

Name and Principal position(s)	Year Ended March 31, 2006	Annual Compensation	Long-term Compensation Awards
		Salary ($)	Securities underlying options/SARs (#)

Daniel J. Kunz	2006	$50,000	NIL
Chief Executive Officer	2005	$60,500	NIL
and President

On April 12, 2006, GTH granted 1,763,000 stock options to officers, employees and consultants. The number of stock options granted to executive officers is identified below. The options vest in quarterly increments, starting with the date of grant and every six months thereafter. The exercise price on the date of grant was the fair market value of the company’s stock on the date of grant.

	Number of Shares	Percentage of Total
	Underlying Options	Options Granted to
Optionee	Granted	Employees	Exercise Price	Expiration Date

Douglas J. Glaspey	380,000	21.55	CDN$0.85	April 12, 2011
Kerry D. Hawkley	135,000	7.66	CDN$0.85	April 12, 2011
Daniel J. Kunz	530,000	30.06	CDN$0.85	April 12, 2011

Daniel J. Kunz (January 10, 2006) and Douglas J. Glaspey (December 29, 2005) exercised options granted in a previous year.

	Shares	CDN	Number of Shares	Value of in-the-money
	Acquired on	$Value	Underlying	Unexercised
Name	Exercise	Realized	Unexercised Options	Stock Options
Daniel J. Kunz	100,000	$18,500	13,494/0	CDN$ 6,949/$0
Douglas J. Glaspey	100,000	$25,000	22,134/0	CDN$11,399/$0

GTH did not award any shares, units or rights to any executive officer under a Long-Term Incentive Plan during the fiscal year ended March 31, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth the common stock owned by (1) our directors and "named executive officers," (2) persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of May 31, 2006 and (3) all of our current directors and executive officers as a group.

				Total
	Shares Outstanding			Beneficially	Percentage of
Name and Address (2)	(3)	Options (1)	Warrants (1)	Owned (1)	Shares

Daniel J. Kunz	2,624,885	543,494	0	3,168,379	6.11%

Douglas J. Glaspey	1,154,425	402,134	0	1,556,559	3.00%

Paul A. Larkin	874,138	180,000	0	1,054,138	2.03%

Kerry D. Hawkley	40,000	235,000	0	275,000	0.53%

John H. Walker	95,667	195,000	0	290,667	0.56%

Jon Wellinghoff	0	180,000	0	180,000	0.35%

All Directors and Officers as a group	4,789,115	1,735,628	0	6,815,410	13.13%

Goldman, Sachs & Co, 295 Chipeta Way, Salt Lake City, UT 84108	4,200,000	0	0	4,200,000	8.09%

SPCP Group LLC, 2 Greenwhich Plaza, Greenwhich, CT 06830	8,300,000	0	0	8,300,000	15.99%

S.A.C. Capital Associates LLC, PO Box 58, Victoria House, The Valley, Anguilla	3,000,000	0	0	3,000,000	5.78%

Winslow Green Growth Fund, PO Box 7247- 7057, Philadelphia, PA 19170-7057	2,700,000	0	0	2,700,000	5.20%

Wexford Capital, Walker House, Mary Street, Georgetown,	3,000,000	0	0	3,000,000	5.78%

Cayman Islands

Dundee Resources Ltd, 40 King St W, Suite 5500, Toronto, ON M5H 4A9	1,176,500	1,522,500	0	2,699,000	5.20%

1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities.
2)	Unless otherwise indicated, the address for each of the above is c/o US Geothermal Inc, 1509 Tyrell Lane, Suite B, Boise, ID 83706.
3)	A portion of the shares of Messrs. Kunz, Glaspey, Walker, Larkin and Hawkley included in this column are subject to an escrow agreement until December 19, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.           In September, 2004, the company agreed to pay past due compensation for services rendered in calendar year 2004 to Messrs. Kunz, Glaspey, Bourgeois (who was then the Chief Financial Officer and Secretary of the company) and Larkin, which, on October 19, 2004, each used to exercise options as follows:

OPTIONEE	Amount exercised (USD)	Amount exercised (CDN)	Exercise price (CDN)	Number of common shares
Daniel Kunz	$ 40,550.00	$51,903.60	$ 0.60	86,506
Doug Glaspey	$ 36,500.00	$46,719.60	$ 0.60	77,866
Ron Bourgeois	$ 13,000.00	$16,639.80	$ 0.60	27,733
Paul Larkin	$ 40,607.42	$51,978.00	$ 0.60	86,630

Totals	$130,657.42			278,735

2.           On April 12, 2006, GTH granted 1,763,000 stock options to officers, employees and consultants. The number of stock options granted to executive officers and directors is identified below. The options vest in quarterly increments, starting with the date of grant and every six months thereafter. The exercise price on the date of grant was the fair market value of the company’s stock on the date of grant.

	Number of Shares	Percentage of Total
	Underlying Options	Options Granted to
Optionee	Granted	Employees	Exercise Price	Expiration Date

Douglas J. Glaspey	380,000	21.55	CDN$0.85	April 12, 2011
Kerry D. Hawkley	135,000	7.66	CDN$0.85	April 12, 2011
Daniel J. Kunz	530,000	30.06	CDN$0.85	April 12, 2011
John H. Walker	115,000	6.52	CDN$1.00	April 12, 2011
Paul Larkin	180,000	10.21	CDN$1.00	April 12, 2011
Jon Wellinghoff	120,000	6.81	CDN$0.85	April 12, 2011

ITEM 13. EXHIBITS

See the exhibits index to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by the Company’s principal accountant for the fiscal years ended March 31, 2005 and 2006 are as follows:

Year ended	Audit Fees	Audit-Related	Tax Fees	All Other
March 31		Fees (2)	(3)	Fees (4)

2006	$31,116	$0	$0	$0

2005	$38,300 (1)	$0	$0	$0

(1)	Includes services for the annual audit of the Company’s financial statements and services associated with SB-2 registration statements filed with the SEC.

(2)	Fees charged for assurance and related services reasonably related to the performance of an audit, and not included under “Audit Fees”.

(3)	Fees charged for tax compliance, tax advice and tax planning services.

(4)	Fees for services other than disclosed in any other column.

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

The Audit Committee engaged Williams & Webster to perform the annual audit of the financial statements of the company. Audit fees and scope of work are monitored and approved by the Audit Committee.

SUPPLEMENTAL INFORMATION PURSUANT TO SECTION 15(d) BY NON-REPORTING ISSUERS

The company is not required to send an annual report or any proxy material to its security holders. However, as preparation for the Company’s Annual General Meeting, an annual report and proxy material will be sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: June 28, 2006	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: June 28, 2006	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Kunz	Director	June 28, 2006
Daniel J. Kunz

/s/ Douglas J. Glaspey	Director	June 28, 2006
Douglas J. Glaspey

/s/ John Walker	Director and Chairman	June 28, 2006
John Walker

/s/ Paul Larkin	Director	June 28, 2006
Paul Larkin

/s/ Jon Wellinghoff	Director	June 28, 2006
Jon Wellinghoff

EXHIBIT LIST

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to
U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.12	Employment Agreement for Daniel J. Kunz (4)
10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth
O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)
10.22	Employment Agreement for Kerry D. Hawkley (4)
10.23	Employment Agreement for Douglas J. Glaspey (4)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
10.27	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 with Bonneville Power Administration (4)
10.28	Interconnection and Wheeling Agreement dated March 9, 2006 with Raft River Rural Electric Cooperative (4)
10.29	Drilling Bid Proposal and Daywork Drilling Contract dated May 25, 2006 with Union Drilling Inc. (4)
10.30	Geothermal Lease and Agreement dated May 24, 2006, by and between JR Land and Livestock Inc and U.S. Geothermal Inc., a Delaware corporation (4)
10.31	Construction Contract dated May 22, 2006 with Industrial Builders (4)
21	List of Subsidiaries (4)
23	Consent of Williams and Webster (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1) Filed as part of Form SB-2 filed with the SEC on July 8, 2004, and incorporated herein by this reference.

(2) Filed as part of Amendment No. 2 to Form SB-2 filed with the SEC on January 10, 2005, and incorporated herein by this reference.

(3) Filed as part of Form 8-K filed with the SEC on May 10, 2005, and incorporated herein by this reference.

(4) Filed herewith.