Form 10QSB
period 2006-06-30
US GEOTHERMAL INC
filed 2006-08-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes    XX       No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of July 31, 2006
Common stock, par value	43,303,844
$ 0.001 per share

Transitional Small Business Disclosure Format (check one) Yes ____ No    XX

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended June 30, 2006

Part I- Financial Information

Item 1- Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10KSB for the year ending, March 31, 2006.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	Unaudited
	June 30,	March 31,
	2006	2006

ASSETS

Current
Cash and cash equivalents	$17,172,400	$196,499
Restricted cash	-	19,961,890
Refundable tax credit	11,688	4,703
Prepaid expenses	31,834	6,726
Total Current Assets	17,215,922	20,169,818

Property, Plant and Equipment	5,009,903	1,726,115
Total Assets	$22,225,825	$21,895,933

LIABILITIES

Current
Accounts payable and accrued liabilities	$504,136	$270,831
Related party accounts payable	19,106	10,083
Total Current Liabilities	523,242	280,914
STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and Outstanding:
43,303,844 shares at June 30, 2006 and	43,304	18,264
18,263,844 shares at March 31, 2006

Capital stock issuable	-	20,134,260
Additional paid-in capital	25,907,470	5,338,200
Stock purchase warrants	1,324,038	1,324,038
Accumulated other comprehensive income	32,792	32,792
Accumulated deficit before development stage	(1,037,422)	(1,037,422)
Accumulated deficit during development stage	(4,567,599)	(4,195,113)
Total Stockholders’ Equity	21,702,583	21,615,019
Total Liabilities and Stockholders’ Equity	$22,225,825	$21,895,933

Approved on behalf of the Board:

“Doug Glaspey”	“Paul Larkin”
Director	Director

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			Unaudited
			CUMULATIVE
	Unaudited	Unaudited	PERIOD FROM
	THREE MONTHS ENDED		INCORPORATION
			FEBRUARY 26,
	JUNE 30,		2002
	2006	2005	TO JUNE 30, 2006

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	65,455	23,331	973,920
Corporate administration and development	27,305	17,408	353,376
Exploration expenditures	-	26,318	440,611
Professional fees	213,068	230,121	1,177,059
Management fees	12,328	11,798	301,061
Salaries and wages	538,575	142,900	1,386,261
Travel and promotion	105,046	80,334	579,564
Loss from Operations	(961,777)	(532,210)	(5,211,852)

Other Income (Expense)
Foreign exchange loss	410,329	95,686	421,598
Interest Income	178,962	19,772	222,655
Loss Before Income Taxes	(372,486)	(416,752)	(4,567,599)

Income Taxes	-	-	-

Net Loss	$(372,486)	$(416,752)	$(4,567,599)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.02)

Weighted Average Number Of Shares	43,283,844	17,347,253
Outstanding for Basic and Diluted Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(372,486)	$(416,752)
Foreign currency translation adjustment	-	(132,469)

Total Comprehensive Loss	$(372,486)	$(549,221)

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			UNAUDITED
			CUMULATIVE
	Unaudited	Unaudited	PERIOD FROM
	THREE MONTHS		INCORPORATION
	JUNE 30		FEBRUARY 26, 2002
	2006	2005	TO JUNE 30, 2006

Operating Activities
Net loss for the period	$(372,486)	$(416,752)	$(4,567,599)
Add: Non-cash items:
Depreciation	1,458	141	4,783
Shares issued for other than cash	-	-	49,600
Stock based compensation	438,659	45,195	1,211,059

Change in non-cash working capital items:
Accounts payable and accrued liabilities	242,328	(75,500)	277,098
Prepaid expenses	(25,108)	(9,798)	(31,834)
Refundable tax credit and grant receivable	(6,985)	(842)	(5,870)
Total Cash Provided (Used) by Operating Activities	277,866	(455,872)	(3,062,763)
Investing Activities
Purchases of property, plant and equipment	(3,285,246)	(1,000)	(4,937,335)
Cash acquired on business combination	-	-	5,798
Total Cash Provided (Used) by Investing Activities	(3,285,246)	(1,000)	(4,931,537)

Financing Activities
Issuance of share capital, net of share issue cost	19,983,281	13,008	25,133,908
Total Cash Provided by Financing Activities	19,983,281	13,008	25,133,908

Foreign Exchange Effect On Cash And Cash
Equivalents	-	(132,469)	32,792

Increase In Cash And Cash Equivalents	16,975,901	(576,333)	17,172,400

Cash And Cash Equivalents, Beginning Of Period
	196,499	1,957,075	-

Cash And Cash Equivalents, End Of Period	$17,172,400	$1,380,742	$17,172,400

The accompanying condensed notes are an integral part of these consolidated financial statements.

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Construction in Progress	-	(1,000)	(1,000)
Shares issued for exercise of options	-	13,008	13,008
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost		-	158,778

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION, FEBRUARY 26, 2002, TO JUNE 30, 2006
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

FROM INCEPTION, FEBRUARY 26, 2002, TO JUNE 30, 2006
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

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO JUNE 30, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	1,188,366

Shares and warrants issued for cash at a price of $0.66 in
a private placement, net of share issue costs of	4,000,001	4,000	1,103,082	-	1,324,038	-	-	2,431,120
$225,131 paid in cash and $133,341 paid by the
issuance of 280,000 agent’s warrants- September 17,
2004
Shares issued for property at a price of $0.60- February	100,000	100	60,251	-	-	-	-	60,351
22, 2005
Shares issued for stock options exercised	308,735	309	145,133	-	-	-	-	145,442
Stock options granted	-	-	295,540	-	-	-	-	295,540
Foreign currency translation gain	-	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	17,332	3,485,642	-	2,460,782	165,262	(3,709,150)	2,419,868
Stock options granted	-	-	180,780	-	-	-	-	180,780
Expiration of stock purchase warrants	-	-	1,061,145	-	(1,061,145)	-	-	-
Shares issued for stock options and warrants exercised	932,415	932	610,633	-	(75,599)	-	-	535,966
Foreign currency translation loss	-	-	-	-	-	(132,470)	-	(132,470)
Capital stock issuable as result of a private placement to
be closed April 3, 2006	-	-	-	20,134,260	-	-	-	20,134,260
Net loss for the year
	-	-	-	-	-	-	(1,523,385)	(1,523,385)
Balance, March 31, 2006
	18,263,844	18,264	5,338,200	20,134,260	1,324,038	32,792	(5,232,535)	21,615,019
Stock options granted			438,659					438,659
Shares issued for stock options exercised	40,000	40	21,351					21,391
Capital stock issued as result of a private placement	25,000,000	25,000	20,109,260	(20,134,260)				0
closed April 3, 2006
Net loss for the period							(372,486)	(372,486)
Balance, June 30, 2006	43,303,844	$43,304	$25,907,470	$0	$1,324,038	$32,792	$(5,605,021)	$21,702,583

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
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

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and has entered into an agreement with Vulcan Power Company (“Vulcan”) of Bend, Oregon, U.S.A., pursuant to which it has agreed to acquire up to a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho, U.S.A. (Note 4).

Basis of Presentation

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by U.S. Geothermal, Inc. pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although U.S. Geothermal, Inc. believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the following companies:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Cobalt Inc. (incorporated in the State of Colorado);
iv)	Raft River Energy I LLC (incorporated in the State of Delaware);
v)	US Geothermal Services, LLC (incorporated in the State of Delaware).

All inter-group transactions are eliminated on consolidation.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with maturities of no more than ninety days when acquired.

Going Concern

Based on the Company’s projected spending over the next 12 months and the $20,134,260 cash received from the private placement completed April 3, 2006, the Company’s auditors have removed the going concern qualification from the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $5,605,021 for the period from February 26, 2002 (inception) to March 31, 2006, and has no revenue from operations.

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

The significant components of the deferred tax asset at June 30, 2006 and June 30, 2005 were as follows:

	June 30,	March 31,
	2006	2006
Net operating loss carryforward	$5,567,000	$5,196,000
Deferred tax asset:	$1,893,000	$1,767,000
Less valuation allowance for tax asset	-1,893,000	-1,767,000
Net deferred tax asset	$-	$-

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

At June 30, 2006 and March 31, 2006, the Company has net operating loss carryforwards of approximately $5,567,000 and $5,196,000 respectively, which expire in the years 2023 through 2026. The change in the allowance account from March 31, 2006 to June 30, 2006 was $126,000.

NOTE 3-	REVERSE TAKE-OVER

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

The Company has determined that the share purchase warrants issued as part of the transaction have a fair value of $629,256 as determined by using the Black-Scholes pricing model with the assumptions as stated in Note 6. The amount is considered to be additional consideration given to the former GEO-Idaho shareholders and, as such, has been allocated, along with the net liabilities assumed of GTH, to deficit.

The acquisition is summarized as follows:

Current assets (including cash of $5,798)	$11,616
Current liabilities	(419,782)

Net liabilities assumed	$(408,166)

The net liabilities assumed were charged to accumulated deficit.

NOTE 4-	PROPERTY, PLANT AND EQUIPMENT

GEO - Idaho entered into an agreement, as amended December 3, 2002, with the previous owner to purchase up to a 100% interest in the Raft River Geothermal Property (“the Property”) located in Cassia County, Idaho, in exchange for 1,895,000 shares (the “old shares”), 1,612,000 warrants (the “old warrants”) of GEO – Idaho, and up to $600,000 in cash. A condition to acquiring 100% of the Property was the completion by GEO - Idaho of at least a $200,000 work program on the Property. The old shares and old warrants were exchanged subsequent to December 31, 2002 (as part of the reverse take-over described in Notes 3 and 5) for shares and warrants of the Company.

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

During the quarter ended June 30, 2006, the Company acquired 123 acres of surface and energy rights in exchange for a cash payment of $208,413 and acquired 631 acre feet per annum in water rights for $15,000. The Company also acquired access to 5,409 acres of surface, mineral and geothermal rights through a lease payment of $15,000, and paid $2,976,964 in construction costs for the Phase 1 Raft River project. An additional $32,415 was paid to acquire furniture and computer equipment for the corporate and Raft River offices.

Property, plant and equipment consisted of the following at the dates shown:

	June 30,	March 31,
	2006	2006
Geothermal property (land and equipment)
Balance, beginning of period	$775,079	$592,351
Shares issued	-	-
Cash payments	275,867	182,728
Balance, end of period	1,050,946	775,079

Construction in Process- Raft River Project
Balance, beginning of period	949,036	-
Power Plant One	2,148,807	565,459
Transmission Lines and Substation	13,544	139,193
Pipelines	397,909	78,478
Well Drilling	416,704	165,906
Balance, end of period	3,926,000	949,036

Other equipment
Balance, beginning of period	5,325	5,325
Acquisitions	32,415	-
Balance, end of period	37,740	5,325
Less: Accumulated depreciation	(4,783)	(3,325)
Net balance, end of period	32,957	2,000

	$5,009,903	$1,726,115

NOTE 5-	CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On May 23, 2006, the Company issued 40,000 common shares upon the exercise of 40,000 options at an exercise price of $0.60 CDN ($0.53 U.S. as of May 23, 2006).

On April 3, 2006, the Company completed a private placement of 25,000,000 common shares at a price of $1.00 CDN ($0.86 U.S. as of April 3, 2006). Proceeds, net of financing fees, totaled $20,134,260. Of the net proceeds, $172,370 had been received in the Company’s bank accounts prior to year end. Since the subscription forms reflected a March 30, 2006 date, and the remainder of the cash was on deposit with Dundee Securities Corporation, the private placement was recorded

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

as “Restricted Cash” and as “Capital Stock Issuable” in the financial statements at March 31, 2006. Upon the issuance of the common shares on April 3, 2006, all cash restrictions were lifted.

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

On February 6, 2006, the Company issued 120,000 common shares as a signing bonus as part of an employment agreement at a deemed price of $0.72 CDN ($0.61 U.S. as of February 6, 2006).

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

Escrow Shares and Warrants

The following common shares and share purchase warrants are in escrow at the dates shown:

	June 30,	March 31,
	2006	2006

Common shares	1,057,689	2,150,309
Share purchase warrants	0	0

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

NOTE 6-	STOCK BASED COMPENSATION

The Company‘s stock option plan provides for the grant of incentive stock options for up to 3,469,840 common shares to employees, consultants, officers and directors of the Company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months. Since the plan has been administered by our Vancouver office and Pacific Corporate Trust Company, the Company has issued stock options with an exercise price stated in Canadian dollars per share.

During the quarter ended June 30, 2006, the Company granted 1,763,000 stock options to consultants, employees, directors and officers exercisable at prices ranging from $0.85 to $1.00 CDN ($0.77 to $0.90 USD as at June 30, 2006).

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

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $57,209 was included in consulting fees and $381,450 was included in salaries and wages for the quarter ended June 30, 2006 (March 31, 2006 - $180,780).

The changes in stock options are as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	NUMBER	PRICE

Balance outstanding, March 31, 2003	-	$-

Granted	1,745,000	0.60 CDN

Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN

Granted	470,000	$0.72 CDN
Granted	90,000	0.90 CDN
Cancelled	(240,000)	0.60 CDN
Exercised	(308,735)	0.60 CDN

Balance outstanding March 31, 2005	1,756,265	$0.65 CDN

Cancelled	(182,267)	0.60 CDN
Exercised	(518,370)	0.60 CDN

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

Granted	50,000	0.72 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(22,222)	0.90 CDN

Balance outstanding March 31, 2006	1,065,628	0.67 CDN

Granted	1,763,000	0.88 CDN
Exercised	(40,000)	0.60 CDN

Balance outstanding June 30, 2006	2,788,628	$0.81 CDN

The following table summarizes information about the stock options outstanding at June 30, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60CDN	455,628	3.25	455,628
0.72CDN	520,000	4.17	495,000
0.85 CDN	1,388,000	4.75	347,000
0.90CDN	50,000	4.17	50,000
1.00 CDN	375,000	4.75	93,750

$ 0.81CDN	2,788,628	4.39	1,441,378

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.67 per share. The assumptions used to calculate the fair value are as follows:

	2006	2005

Dividend yield	0	0
Expected volatility	97%	116%
Risk free interest rate	4.90%	3.88%
Expected life (years)	3.25	5.00

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

Stock Purchase Warrants

As at June 30, 2006, the following share purchase warrants are outstanding:

WARRANTS	EXERCISABLE
ISSUED	INTO NUMBER			FAIR
PURSUANT TO	OF COMMON	EXERCISE	EXPIRATION	VALUE
	SHARES	PRICE	DATE	AT ISSUANCE

Private placement	4,000,001	$1.25 CDN	September 17, 2006	$1,190,697
Agent’s warrants	280,000	$0.85 CDN	September 17, 2006	$133,341
	4,280,001			$1,324,038

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

On February 17, 2006, stock purchase warrants representing 192,934 common shares at an exercise price of $0.75 were exercised.

Effective December 19, 2005, stock purchase warrants representing 4,081,327 shares at an exercise price of $0.75 expired without exercise, while 83,333 stock purchase warrants at an exercise price of $0.45 were exercised.

The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	2006	2005

Dividend yield	0%	0%
Expected volatility	%	150%
Risk free interest rate	%	2.65%
Expected life	24 months	24 months

NOTE 7 - RELATED PARTY TRANSACTIONS

As at June 30, 2006 and March 31, 2006, the amounts of $19,106 and $10,083, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company incurred the following transactions with directors, officers and a company with a common director:

	3 Months	12 Months
	June 30,	March 31,
	2006	2006

Administrative services	$5,184	$19,584
Management fees	4,250	21,500
Consulting fees	6,000	24,960
Legal fees	0	871
Rent	0	13,863

	$15,434	$80,778

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) are recorded as a capital asset. Under U.S. GAAP, these amounts are expensed. As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP June 30, 2006	Canadian GAAP June 30, 2006	U.S. GAAP March 31, 2006	Canadian GAAP March 31, 2006
Plant, Property & Equipment	$ 5,009,903	$ 5,450,514	$ 1,726,115	$ 2,166,726
Total Assets	22,193,991	22,634,602	21,895,933	22,336,544
Stockholder’s Equity	21,670,749	22,111,360	21,615,019	22,055,630
Total Liabilities & Stockholder’s Equity	22,193,991	22,634,602	21,895,933	22,336,544
Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Three Months ended June 30, 2006	Canadian GAAP Three Months ended June 30, 2006	U.S. GAAP Twelve Months ended March 31, 2006	Canadian GAAP Twelve Months ended March 31, 2006
Exploration Expenditures	$ 0	$ 0	$ 0	$ 0
Loss from Operations	(993,611)	(993,611)	(1,663,069)	(1,607,755)
Net Loss	(404,320)	(404,320)	(1,523,385)	(1,468,071)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property. The leases provide for the following annual payments within the next five fiscal years:

2006	$28,850
2007	$20,100
2008	$20,400
2009	$20,800
2010	$23,800

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

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 MW geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)

The amount will increase monthly until a maximum letter of credit amount of $5,050,000 is reached. A $5,302,500 money market fund is pledged as collateral backing the letter of credit.

The Company leases general office space for an executive office in Boise at an annual cost of $30,506. The underlying lease is a year-to-year lease that expires on January 31, 2007.

The Company is committed to issue 42,741common shares as additional compensation for hours worked under an employment agreement with an officer of the Company, subject to approval of the TSX Venture Exchange.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

With the exception of historical facts, the statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. Forward-looking statements may be identified by words such as “may”, “should”, “anticipates”, “expects”, “believes”, “plans”, “predicts” and similar terms. These forward-looking statements include, but are not limited to, statements concerning our strategy, operating forecasts, and our working capital requirements and availability. Forward-looking statements are not guarantees of future performance, and are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included in our Annual Report on Form 10-KSB for the year ended March 31, 2006 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report.

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

On March 9, 2006, GTH signed the Interconnection and Wheeling Agreement with Raft River Rural Electric Cooperative (“RRREC”) which allows electricity generated at the Phase I power plant to be delivered through RRREC transmission lines and delivered into the Bonneville Power Administration substation for delivery to Idaho Power Co.

On April 26, 2006, GTH issued a Notice to Proceed to Ormat under the Ormat EPC Agreement as amended April 25, 2006. An initial payment of $2,020,000 allows Ormat to proceed with ordering of equipment with significant manufacturing lead times. Under the amendment, Ormat commits to a guaranteed final completion date of November 25, 2007 on the Phase I facility.

On May 8, 2006, Idaho Power Company confirmed that GTH would be allowed to bid the Raft River Unit 1 project into the recently issued Idaho Power Company geothermal “Request for Proposal for Geothermal Power”. If Idaho Power Company selects GTH as a successful bidder, the Company expects that under a new PPA with Idaho Power which could replace the current PPA, the Phase 1 power plant will be allowed to sell its full output capacity of up to 13 MW annual average, instead of being capped at ten average MWs per month as mandated under the current PPA. This 30% increase in plant output would be achieved with no additional capital investment and is expected to decrease the operating cost per kilowatt-hour.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, US Geothermal elected to withdraw its Phase 2 (Units 2 and 3) Idaho Power PPAs without submitting them to the IPUC for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10MW contracts have been voided without further obligation on either party.

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and US Geothermal have signed a letter of intent for EWEB to purchase the full 13 MW electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it by October 2006. Upon execution of the EWEB PPA, and if Unit 1 is successful in the Idaho Power Request for Proposal, then the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 MW from two plants, instead of the originally planned 30 MW from three plants, resulting in substantial capital and operating cost savings through improved economy of scale.

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

On July 29, 2006, GTH signed a $4.6 million renewable energy credit (“REC”) purchase and sales agreement with Holy Cross Energy (“Holy Cross”), a Colorado cooperative electric association. Holy Cross will purchase the RECs associated with Phase I power production from 2008 to 2017. GTH retains the RECs associated with power production from Phase I after 2017.

On August 9, 2006, U.S. Geothermal Inc. completed project financing for Phase 1 of the Raft River project. Phase 1 is expected to produce a monthly average of 10 MW of electrical power to be delivered to Idaho Power Company under a 20-year power purchase agreement.

In connection with the project financing, US Geothermal entered into (i) the Membership Admission Agreement, dated August 9, 2006, by and among Raft River Energy I LLC, a Delaware limited liability company (“RRE”), U.S. Geothermal Inc. and Raft River I Holdings, LLC, a Delaware limited liability company, (ii) the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, by and among RRE, Raft River I Holdings, LLC and U.S. Geothermal Inc., and (iii) the Management Services Agreement, dated as of August 9, 2006, by and between the LLC, and U.S. Geothermal Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of US Geothermal. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute $34 million in cash and US Geothermal will contribute $5 million in cash and approximately $1.5 million in property to RRE, the Phase 1 project joint venture company. The total Phase 1 construction and development costs are expected to be $39 million for the construction of a binary cycle geothermal power project capable of producing 13 MW of power.

Pursuant to the Management Services Agreement, US Geothermal will provide operating and management services to RRE. US Geothermal expects to receive annual cash distributions up to $1.1 million for the first four project years pursuant to the Management Services Agreement and the Amended and Restated Operating Agreement. The cash distributions made to US Geothermal will come from three sources: royalty income from its energy leases to RRE, a management fee for providing operating and maintenance services, and income-related cash distributions from its investment in RRE. After the first four years, US Geothermal will receive a nominal percentage of the distributable RRE cash flow until specified rates of return are achieved at which time US Geothermal will receive approximately half of the distributable cash flow. If US Geothermal develops the economic equivalent of 30 MW of power sales during the initial 20-year term of the power purchase agreement then at the end of year 20 US Geothermal’s share of the distributable cash flow increases to a significant majority of such cash flow.

In addition to any of the cash distributions from RRE referenced above, U.S. Geothermal expects to receive a majority of the annual revenue from the recently announced ten-year renewable energy credit sales arrangement with Holy Cross Energy which is estimated to be approximately $0.4 million per year, for the first four years after the project is placed in service. US Geothermal owns certain ground and river water rights and expects to receive annual cash receipts of approximately $0.01 million from long-term leases to RRE of the water rights for power plant cooling.

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Complete conditions precedent to financing drawdown to construct the phase one power plant.
(2)	Finalize construction agreements regarding the engineering, procurement and construction for aspects of the project not included under the Ormat EPC Agreement.
(3)	Continue permitting activities.
(4)	Initiate project construction for first power plant.
(5)	Work on new replacement Raft River phase two power sales agreements.
(6)	Drill Raft River phase two production and injection wells.
(7)	Evaluate the geothermal resource potential of the new Oregon property.
(8)	Continue to seek and acquire additional geothermal resource properties and/or operations.

Project Financing. Our cash position as at March 31, 2006, is adequate to fund our general operating activities through March 31, 2008.

In connection with the financing, on August 18, 2005, GTH created a “special purpose entity” (an “SPE”) by filing a Certificate of Formation with the state of Delaware to create Raft River Energy I LLC. As a condition of the financing, GTH will be required to transfer certain geothermal assets associated with the phase one power plant to this SPE, and the ownership interests of the SPE will form part of the security for the financing.

Permitting. In preparation for project financing, a Phase I Environmental Site Assessment was completed by Kleinfelder on October 21, 2005. The Phase I assessment identified two underground storage tanks, which have since been removed. An American Land Title Association (“ALTA”) land title survey that covers all lands owned or leased by the company has been completed and Land America Commercial Services is preparing an ALTA extended title insurance policy for the project, which the Company anticipates acquiring for the benefit of its project financing lenders.

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

A voluntary Application for Wastewater Reuse Permit was submitted to the Idaho Department of Environmental Quality on June 14, 2006. The Reuse permit will allow the land application of the non-contact cooling water from the power plant cooling towers.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties. No specific transactions are currently contemplated.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of June 30, 2006, in ensuring that all material information required to be filed in this report has been recorded, processed, summarized and reported in a timely manner, and has been accumulated and communicated to our management, including the CEO and CFO, in a manner allowing timely discussion regarding this report.

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2006, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2006, GTH sold 25,000,000 shares of common stock in a private offering under Regulation D, at a price of CDN $1.00 per share for gross proceeds of CDN $25,000,000. The securities were issued to “accredited investors” in transactions exempt from the registration requirements of the United States Securities Act of 1933 (“Securities Act”), as amended, in reliance on and compliance with Regulation D of the Securities Act. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. Dundee Securities Corporation of Toronto, Canada, the agent broker for the transaction, was paid a cash fee of CDN $1,522,500, and issued a “compensation option” to acquire 1,522,500 shares at an exercise price per share of CDN $1.00, exercisable until April 3, 2008. An additional CDN $202,200 was incurred in legal expenses relating to the offering, as well as CDN $32,100 in fees to the TSX Venture Exchange which together with the CDN $1,522,500 cash paid to Dundee made up the $1,756,800 cash component of issuance costs.

On May 23, 2006, GTH issued 40,000 common shares to a consultant of the Company upon the exercise of stock options issued under the company’s stock option plan. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid in respect to the issuance.

ITEM 5. OTHER INFORMATION

On July 29, 2006, GTH signed a $4.6 million renewable energy credit (“REC”) purchase and sales agreement with Holy Cross Energy (“Holy Cross”), a Colorado cooperative electric association. Holy Cross will purchase the RECs associated with Phase I power production from 2008 to 2017. GTH retains the RECs associated with power production from Phase I after 2017.

On August 9, 2006, U.S. Geothermal Inc. completed project financing for Phase 1 of the Raft River project. Phase 1 is expected to produce a monthly average of 10 MW of electrical power to be delivered to Idaho Power Company under a 20-year power purchase agreement. In connection with the project financing, US Geothermal entered into (i) the Membership Admission Agreement, dated August 9, 2006, by and among Raft River Energy I LLC, a Delaware limited liability company (“RRE”), U.S. Geothermal Inc. and Raft River I Holdings, LLC, a Delaware limited liability company, (ii) the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, by and among RRE, Raft River I Holdings, LLC and U.S. Geothermal Inc., and (iii) the Management Services Agreement, dated as of August 9, 2006, by and between the LLC, and U.S.

Geothermal Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of US Geothermal. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute $34 million in cash and US Geothermal will contribute $5 million in cash and approximately $1.5 million in property to RRE, the Phase 1 project joint venture company. The total Phase 1 construction and development costs are expected to be $39 million for the construction of a binary cycle geothermal power project capable of producing 13 MW of power.

Pursuant to the Management Services Agreement, US Geothermal will provide operating and management services to RRE. US Geothermal expects to receive annual cash distributions up to $1.1 million for the first four project years pursuant to the Management Services Agreement and the Amended and Restated Operating Agreement. The cash distributions made to US Geothermal will come from three sources: royalty income from its energy leases to RRE, a management fee for providing operating and maintenance services, and income-related cash distributions from its investment in RRE. After the first four years, US Geothermal will receive a nominal percentage of the distributable RRE cash flow until specified rates of return are achieved at which time US Geothermal will receive approximately half of the distributable cash flow. If US Geothermal develops the economic equivalent of 30 MW of power sales during the initial 20-year term of the power purchase agreement then at the end of year 20 US Geothermal’s share of the distributable cash flow increases to a significant majority of such cash flow.

In addition to any of the cash distributions from RRE referenced above, U.S. Geothermal expects to receive a majority of the annual revenue from the recently announced ten-year renewable energy credit sales arrangement with Holy Cross Energy which is estimated to be approximately $0.4 million per year, for the first four years after the project is placed in service. US Geothermal owns certain ground and river water rights and expects to receive annual cash receipts of approximately $0.01 million from long-term leases to RRE of the water rights for power plant cooling.

ITEM 6. EXHIBITS AND REPORTS

See the exhibits index to this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 11, 2006	By	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: August 11, 2006	By	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.12	Employment Agreement for Daniel J. Kunz (4)
10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)
10.22	Employment Agreement for Kerry D. Hawkley (4)
10.23	Employment Agreement for Douglas J. Glaspey (4)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
10.27	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 with Bonneville Power Administration (4)
10.28	Interconnection and Wheeling Agreement dated March 9, 2006 with Raft River Rural Electric Cooperative (4)
10.29	Drilling Bid Proposal and Daywork Drilling Contract dated May 25, 2006 with Union Drilling Inc. (4)
10.30	Geothermal Lease and Agreement dated May 24, 2006, by and between JR Land and Livestock Inc and U.S. Geothermal Inc., a Delaware corporation (4)
10.31	Construction Contract dated May 22, 2006 with Industrial Builders (4)
23	Consent of Williams and Webster (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Filed as part of Form SB-2 filed with the SEC on July 8, 2004, and incorporated herein by this reference.
(2) Filed as part of Amendment No. 2 to Form SB-2 filed with the SEC on January 10, 2005, and incorporated herein by this reference.
(3) Filed as part of Form 8-K filed with the SEC on May 10, 2005, and incorporated herein by this reference.
(4) Filed as part of Form 10-KSB filed with the SEC on June 29, 2006, and incorporated herein by this reference.
(5) Filed herein.