Form 10QSB
period 2006-09-30
US GEOTHERMAL INC
filed 2006-11-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of November 3, 2006
Common stock, par value	43,771,585
$ 0.001 per share

Transitional Small Business Disclosure Format (check one) Yes [   ]  No [X]

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended September 30, 2006

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	Unaudited
	September 30,	March 31,
	2006	2006

ASSETS

Current
Cash and cash equivalents	$4,865,295	$196,499
Restricted cash	5,302,500	19,961,890
Other current assets	13,734	11,429
Total Current Assets	10,181,529	20,169,818

Property, Plant and Equipment	12,229,355	1,726,115
Total Assets	$22,410,884	$21,895,933

LIABILITIES

Current
Accounts payable and accrued liabilities	$925,817	$270,831
Related party accounts payable	-	10,083
Total Current Liabilities	925,817	280,914
STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and Outstanding:
43,698,844 shares at September 30, 2006 and	43,699	18,264
18,263,844 shares at March 31, 2006

Capital stock issuable	-	20,134,260
Additional paid-in capital	27,693,619	5,338,200
Stock purchase warrants	-	1,324,038
Accumulated other comprehensive income	32,792	32,792
Accumulated deficit before development stage	(1,037,422)	(1,037,422)
Accumulated deficit during development stage	(5,247,621)	(4,195,113)
Total Stockholders’ Equity	21,485,067	21,615,019
Total Liabilities and Stockholders’ Equity	$22,410,884	$21,895,933

Approved on behalf of the Board:

“Doug Glaspey”	“Paul Larkin”
Director	Director

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	THREE MONTHS		SIX MONTHS		CUMULATIVE
	ENDED		ENDED		PERIOD FROM
	SEPTEMBER 30,		SEPTEMBER 30,		FEB. 26,2002
	2006	2005	2006	2005	TO SEP 30, 2006
	(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	31,572	4,125	39,818	21,079	435,709
Corporate admin and development	124,261	35,467	151,565	52,875	477,637

Exploration expenditures	-	6,244	-	32,562	440,611
Professional fees	272,632	467,891	487,898	698,012	1,451,889
Management fees	-	12,622	10,131	24,420	298,863
Salaries and wages	140,058	101,894	297,183	205,976	885,052
Stock based compensation	185,994	45,195	624,653	90,390	1,397,044
Travel and promotion	99,516	72,854	204,563	153,188	679,080
Loss from Operations	(854,033)	(746,292)	(1,815,811)	(1,278,502)	(6,065,885)

Other Income (Expense)
Foreign exchange gain (loss)	(258)	22,722	410,071	118,408	421,340
Interest income	174,270	1,760	353,232	21,532	396,924

Net Loss	$(680,021)	$(721,810)	$(1,052,508)	$(1,138,562)	$(5,247,621)

Basic And Diluted Net Loss Per Share	$(0.02)	$(0.04)	$(0.03)	$(0.07)

Weighted Average Number Of Shares	43,501,344	17,363,755	43,481,344	17,363,755
Outstanding for Basic and Diluted
Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(680,021)	$(721,810)	$(1,052,508)	$(1,138,562)	$(5,247,621)
Foreign currency translation	-	(1)	-	(132,470)	32,792
adjustment

Total Comprehensive Loss	$(680,021)	$(721,811)	$(1,052,508)	$(1,271,032)	$(5,214,829)

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	THREE MONTHS		SIX MONTHS		FROM
	SEPTEMBER 30,		SEPTEMBER 30,		FEB. 26, 2002
	2006	2005	2006	2005	TO SEP 30, 2006
	(Unaudited)		(Unaudited)		(Unaudited)

Operating Activities
Net loss for the period	$(680,021)	$(721,810)	$(1,052,508)	$(1,138,562)	$(5,247,621)
Add: Non-cash items:
Depreciation	2,882	257	4,341	398	7,666
Shares issued for other than	-	-	-	-	49,600
cash
Stock based compensation	185,994	45,195	624,653	90,390	1,397,053

Change in non-cash working
capital items:
Accounts payable and accrued	402,576	62,489	644,904	(13,011)	679,674
liabilities
Prepaid expenses	20,258	(138,876)	(4,850)	(148,674)	(11,576)
Refundable tax credit and	9,530	(1,188)	2,545	(346)	3,660
grant receivable
Total Cash Provided (Used)	(58,781)	(753,933)	219,085	(1,209,805)	(3,121,544)
by Operating Activities
Investing Activities
Purchases of property, plant	(7,222,336)	(139,000)	(10,507,582)	(140,000)	(12,159,671)
and equipment
Cash acquired on business	-	-	-	-	5,798
combination
Total Cash Provided (Used)	(7,222,336)	(139,000)	(10,507,582)	(140,000)	(12,153,873)
by Investing Activities

Financing Activities
Issuance of share capital, net	276,512	20,339	20,259,793	33,347	25,410,420
of share issue cost
Total Cash Provided by	276,512	20,339	20,259,793	33,347	25,410,420
Financing Activities

Foreign Exchange Effect On
Cash And Cash	-	(1)	-	(132,470)	32,792
Equivalents

Increase (Decrease) In Cash	(7,004,605)	(872,595)	9,971,296	(1,448,928)	10,167,795
And Cash Equivalents

Cash And Cash Equivalents,
Beginning Of Period	17,172,400	1,380,742	196,499	1,957,075	-

Cash And Cash Equivalents,	$10,167,795	$508,147	$10,167,795	$508,147	$10,167,795
End Of Period

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

	SIX MONTHS		FROM
	SEPTEMBER 30		FEB. 26, 2002
	2006	2005	TO SEP 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost	-	-	158,778

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Legal parent company shares issued and outstanding
at time of reverse take-over- U.S. Cobalt Inc	2,274,616	$2,275	$(2,275)	$-	$-	$-	$-	$-
Shares and warrants issued for acquisition of U.S.
Geothermal Inc.-Idaho	6,939,992	6,940	505,510	-	629 256	-	(1,037,422)	104,284
Shares and warrants issued for conversion of notes
	385,864	386	123,090	-	50,162	-	-	173,638
Shares and warrants issued for cash
	7,322,222	7,322	2,062,312	-	1,781,364	-	-	3,850,998
Shares issued for property
	100,000	100	60,251	-	-	-	-	60,351
Shares issued for stock options and warrants
exercised	1,241,150	1,241	755,766	-	(75,599)	-	-	681,408
Stock options granted
	-	-	772,401	-	-	-	-	772,401
Foreign currency translation gain
	-	-	-	-	-	32,792	-	32,792
Expiration of stock purchase warrants
	-	-	1,061,145	-	(1,061,145)	-	-	-
Capital stock issuable as result of a private placement
to be closed April 3, 2006	-	-	-	20,134,260	-	-	-	20,134,260
Net loss inception to March 31, 2006
	-	-	-	-	-	-	(4,195,113)	(4,195,113)
Balance, March 31, 2006
	18,263,844	$18,264	$5,338,200	$20,134,260	$1,324,038	$32,792	$(5,232,535)	$21,615,019

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2006
	18,263,844	$18,264	$5,338,200	$20,134,260	$1,324,038	$32,792	$(5,232,535)	$21,615,019

Stock options granted
			624,653					624,653
Shares issued for stock options and warrants exercised
	435,000	435	435,274		(137,806)			297,903
Capital stock issued as result of a private placement
closed April 3, 2006	25,000,000	25,000	20,109,260	(20,134,260)				-
Stock purchase warrants expired
			1,186,232		(1,186,232)			-
Net loss for the period
							(1,052,508)	(1,052,508)
Balance, September 30, 2006
	43,698,844	$43,699	$27,693,619	$-	$-	$32,792	$(6,285,043)	$21,485,067

The accompanying condensed notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and entered into an agreement with Vulcan Power Company (“Vulcan”) of Bend, Oregon, U.S.A., pursuant to which it acquired a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho, U.S.A. (Note 3).

Basis of Presentation

The interim financial data are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by U.S. Geothermal, Inc. pursuant to the rules and regulations of the S.E.C. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although U.S. Geothermal, Inc. believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods presented are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

SEPTEMBER 30, 2006
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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 would not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with maturities of no more than ninety days when acquired. Information on restricted cash is included in Note 8.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

Going Concern

Based on the Company’s projected spending over the next 12 months and the $20,134,260 cash received from the private placement completed April 3, 2006, the Company’s auditors have removed the going concern qualification from the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $6,285,043 for the period from February 26, 2002 (inception) to September 30, 2006, and has no revenue from operations.

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

Consolidation of Variable Interest Entities

FASB Interpretation No. 46(R) has been reviewed for its applicability to Raft River Energy I LLC, resulting from agreements signed August 9, 2006, between U.S. Geothermal Inc. and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, U.S. Geothermal sold 50% of its ownership in Raft River Energy to Raft River Holdings. Our review determined that Raft River Energy is a variable interest entity. As a result of the agreements, U.S. Geothermal will contribute approximately $6,400,000 in cash and property to the LLC, and Raft River Holdings will contribute $34,000,000.

As at September 30, 2006, U.S. Geothermal Inc. has contributed $5,900,000 in cash and property to the project, while Raft River Holdings has contributed $100. As a result, U.S. Geothermal has currently been designated the primary beneficiary and has consolidated Raft River Energy within the U.S. Geothermal financial statements.

As Raft River Holdings funds the continued development at Raft River through additional capital contributions in future months, Raft River Holdings will eventually become the primary beneficiary of Raft River Energy. At that time, U.S. Geothermal will record Raft River Energy under the equity method of accounting for investments in subsidiaries.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The significant components of the deferred tax asset at September 30, 2006 and March 31, 2006 were as follows:

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	September 30,	March 31,
	2006	2006
Net operating loss carryforward	$6,244,000	$5,196,000
Deferred tax asset:	$2,123,000	$1,767,000
Less valuation allowance for tax asset	(2,123,000)	(1,767,000)
Net deferred tax asset	$-	$-

At September 30, 2006 and March 31, 2006, the Company has net operating loss carry forwards of approximately $6,244,000 and $5,196,000 respectively, which expire in the years 2023 through 2026. The change in the allowance account from March 31, 2006 to September 30, 2006 was $356,000.

NOTE 3- PROPERTY, PLANT AND EQUIPMENT

GEO - Idaho entered into an agreement, as amended December 3, 2002, with the previous owner to purchase up to a 100% interest in the Raft River Geothermal Property (“the Property”) located in Cassia County, Idaho, in exchange for 1,895,000 shares (the “old shares”), 1,612,000 warrants (the “old warrants”) of GEO – Idaho, and up to $600,000 in cash. A condition to acquiring 100% of the Property was the completion by GEO - Idaho of at least a $200,000 work program on the Property. The old shares and old warrants were exchanged subsequent to December 31, 2002 for shares and warrants of the Company.

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

During the quarter ended June 30, 2006, the Company acquired 123 acres of surface and energy rights in exchange for a cash payment of $208,413 and purchased an option to acquire 631 acre feet per annum in water rights for $15,000. The Company also acquired access to 5,409 acres of surface, mineral and geothermal rights through a lease payment of $15,000, and paid $2,976,964 in construction costs for the Phase 1 Raft River project. An additional $32,415 was paid to acquire furniture and computer equipment for the corporate and Raft River offices.

During the quarter ended September 30, 2006, the Company acquired 960 acres of surface rights in exchange for a cash payment of $984,332, completed the acquisition of 631 acre feet per annum in water rights for $138,820, and spent $61,196 for legal fees associated with acquisition of mineral rights. The Company also paid $6,038,779 in construction costs for the Phase 1 Raft River project. An additional $36,662 was paid to acquire furniture and computer equipment for the corporate and Raft River offices.

Property, plant and equipment consisted of the following at the dates shown:

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	September
	30,	March 31,
	2006	2006
Geothermal property (land and equipment)
Balance, beginning of period	$775,079	$592,351
Shares issued	-	-
Cash payments	1,422,761	182,728
Balance, end of period	2,197,840	775,079

Construction in Process- Raft River Project
Balance, beginning of period	949,036	-
Cash Payments	9,015,743	949,036
Balance, end of period	9,964,779	949,036

Other equipment
Balance, beginning of period	5,325	5,325
Acquisitions	69,077	-
Balance, end of period	74,402	5,325
Less: Accumulated depreciation	(7,666)	(3,325)
Net balance, end of period	66,736	2,000

	$12,229,355	$1,726,115

NOTE 4- CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended September 30, 2006, the Company issued 395,000 common shares upon the exercise of 280,000 stock purchase warrants at an exercise price of $0.85 CDN ($0.73 -$0.75 U.S.), the exercise of 15,000 stock purchase warrants at an exercise price of $1.25 CDN ($0.86 U.S.), and the exercise of 100,000 options at an exercise price of $0.60 CDN ($0.54 U.S.).

During the quarter ended June 30, 2006, the Company issued 40,000 common shares upon the exercise of 40,000 options at an exercise price of $0.60 CDN ($0.53 U.S.).

On April 3, 2006, the Company completed a private placement of 25,000,000 common shares at a price of $1.00 CDN ($0.86 U.S. as of April 3, 2006). Proceeds, net of financing fees, totaled $20,134,260. Of the net proceeds, $172,370 had been received in the Company’s bank accounts prior to year end. Since the subscription forms reflected a March 30, 2006 date, and the remainder of the cash was on deposit with Dundee Securities Corporation, the private placement was recorded as “Restricted Cash” and as “Capital Stock Issuable” in the financial statements at March 31, 2006. Upon the issuance of the common shares on April 3, 2006, all cash restrictions were lifted.

During the quarter ended March 31, 2006, the Company issued 691,304 common shares upon the exercise of 378,370 options at an exercise price of $0.60 CDN ($0.51 U.S.), the exercise of 192,934 stock purchase warrants at an exercise price of $0.75 U.S., and 120,000 common shares as a signing bonus as part of an employment agreement at a deemed price of $0.72 CDN ($0.61 U.S.).

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

During the quarter ended December 31, 2005, the Company issued 183,333 common shares upon the exercise of 100,000 options at an exercise price of $0.60 CDN ($0.51 U.S.) and 83,333 purchase warrants at an exercise price of $0.45 U.S.

During the quarter ended September 30, 2005, the Company issued 40,000 common shares upon the exercise of 40,000 options at an exercise price of $0.60 CDN ($0.51 U.S.).

During the quarter ended June 30, 2005, the Company issued 17,778 common shares upon the exercise of 17,778 options at an exercise price of $0.90 CDN ($0.73 U.S.).

Escrow Shares and Warrants

The following common shares and share purchase warrants are in escrow at the dates shown:

	September 30,	March 31,
	2006	2006

Common shares	1,065,662	2,150,309
Share purchase warrants	0	0

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

NOTE 5- STOCK BASED COMPENSATION

The Company‘s stock option plan provides for the grant of incentive stock options for up to 4,369,884 common shares to employees, consultants, officers and directors of the Company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months. Since the plan has been administered by our Vancouver office and Pacific Corporate Trust Company, the Company has issued stock options with an exercise price stated in Canadian dollars per share.

During the quarter ended September 30, 2006, the Company granted 170,000 stock options to consultants and employees exercisable at a price of $1.00 CDN ($0.89 U.S.) until July 31, 2011.

During the quarter ended June 30, 2006, the Company granted 1,763,000 stock options to consultants, employees, directors and officers exercisable at prices ranging from $0.85 to $1.00 CDN ($0.77 to $0.90 U.S.) until April 12, 2011.

During the year ended March 31, 2006, the Company granted 50,000 stock options to a consultant exercisable at a price of $0.72 CDN ($0.58 U.S.).

During the year ended March 31, 2005, the Company granted 560,000 stock options to consultants, directors and officers exercisable at prices ranging from $0.72 to $0.90 CDN ($0.58 to $0.72 U.S.).

During the year ended March 31, 2004, the Company granted 1,745,000 stock options to consultants, directors and officers exercisable at a price of $0.60 CDN ($0.48 U.S.).

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $624,653 was included for the six months ended September 30, 2006 (March 31, 2006 - $180,780).

The changes in stock options are as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	NUMBER	PRICE

Granted	1,745,000	$0.60 CDN
Cancelled	(422,267)	0.60 CDN
Exercised	(967,105)	0.60 CDN
Granted	520,000	0.72 CDN
Granted	1,388,000	0.85 CDN
Granted	90,000	0.90 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(22,222)	0.90 CDN
Granted	545,000	1.00 CDN

Balance outstanding September 30, 2006	2,858,628	$0.82 CDN

The following table summarizes information about the stock options outstanding at September 30, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60CDN	355,628	3.00	355,628
0.72CDN	520,000	3.92	507,500
0.85 CDN	1,388,000	4.50	347,000
0.90CDN	50,000	3.92	50,000
1.00 CDN	545,000	4.50	136,250

$ 0.82CDN	2,858,628	4.20	1,396,378

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.89 per share. The assumptions used to calculate the fair value are as follows:

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	2006	2005

Dividend yield	0	0
Expected volatility	97%	116%
Risk free interest rate	4.90%	3.88%
Expected life (years)	3.25	5.00

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

Stock Purchase Warrants

As at September 30, 2006, no share purchase warrants are outstanding:

During the quarter ended September 30, 2006, stock purchase warrants representing 3,985,001 common shares at an exercise price of $1.25 CDN expired without being exercised, stock purchase warrants representing 280,000 common shares at an exercise price of $0.85 CDN were exercised, and stock purchase warrants representing 15,000 common shares at an exercise price of $1.25 CDN were exercised

During the year ended March 31, 2006, stock purchase warrants representing 4,081,327 shares at an exercise price of $0.75 expired without exercise, stock purchase warrants representing 192,934 common shares at an exercise price of $0.75 were exercised, and stock purchase warrants representing 83,333 common shares at an exercise price of $0.45 were exercised.

The Black-Scholes option pricing model was used to determine the fair value of the warrants, with the following assumptions:

	2006	2005

Dividend yield	0%	0%
Expected volatility	0%	150%
Risk free interest rate	0%	2.65%
Expected life	24 months	24 months

NOTE 6 - RELATED PARTY TRANSACTIONS

As at September 30, 2006 and March 31, 2006, the amounts of $0 and $10,083, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company incurred the following transactions with directors, officers and a company with a common director:

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	6 Months	12 Months
	September 30,	March 31,
	2006	2006

Administrative services	$10,310	$19,584
Director fees	12,000	21,500
Consulting fees	12,000	24,960
Legal fees	0	871
Rent	0	13,863

	$34,310	$80,778

NOTE 7 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

Consolidated Balance Sheets	U.S. GAAP September 30, 2006	Canadian GAAP September 30, 2006	U.S. GAAP March 31, 2006	Canadian GAAP March 31, 2006
Plant, Property & Equipment	$ 12,229,355	$ 12,669,966	$ 1,726,115	$ 2,166,726
Total Assets	22,410,884	22,851,495	21,895,933	22,336,544
Stockholder’s Equity	21,485,067	21,925,678	21,615,019	22,055,630
Total Liabilities &	22,410,884	22,851,495	21,895,933	22,336,544
Stockholder’s Equity
Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Three Months ended September 30, 2006	Canadian GAAP Three Months ended September 30, 2006	U.S. GAAP Six Months ended September 30, 2006	Canadian GAAP Six Months ended September 30, 2006
Exploration Expenditures	$ 0	$ 0	$ 0	$ 0
Loss from Operations	(854,033)	(854,033)	(1,815,811)	(1,815,811)
Net Loss	(680,021)	(680,021)	(1,052,508)	(1,052,508)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The leases provide for the following annual payments within the next five fiscal years:

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

2006	$ 43,850
2007	$ 40,100
2008	$ 45,400
2009	$ 50,800
2010	$ 53,800
Thereafter	$ 475,450

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

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 MW geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, as amended, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company. The amount will increase monthly until a maximum letter of credit amount of $9,646,000 is reached. A $5,302,500 money market fund is pledged as collateral backing the letter of credit as of September 30, 2006.

The Company leases general office space for an executive office in Boise at an annual cost of $30,506. The underlying lease is a year-to-year lease that expires on January 31, 2007.

The Company was committed to issue 42,741 common shares as additional compensation for hours worked under an employment agreement with an officer of the Company, subject to approval of the TSX Venture Exchange. These shares were issued November 2, 2006.

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

U.S. Geothermal Inc. is a Delaware corporation. The Company’s shares of common stock trade on the TSX Venture Exchange under the symbol “GTH”, on the Bulletin Board under the symbol “UGTH”, and on the Frankfurt Exchange under the symbol “U9G”. On December 19, 2003, the Company acquired all of the outstanding securities of U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho”) incorporated in February 2002, through a transaction merging Geo-Idaho into Evergreen Power Inc., a wholly-owned Idaho subsidiary formed for purposes of the merger transaction. Following the merger, the Company changed its name from U.S. Cobalt Inc. to U.S. Geothermal Inc. Pursuant to the merger, Geo-Idaho became the surviving subsidiary of the Company, and Evergreen Power, Inc. ceased to exist. GTH is still a development stage company and has produced no revenues to date.

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

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, U.S. Geothermal elected to withdraw its Phase 2 (Units 2 and 3) Idaho Power PPAs without submitting them to the IPUC for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10MW contracts have been voided without further obligation on either party.

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

On August 9, 2006, U.S. Geothermal Inc. completed project financing for Phase 1 of the Raft River project. Phase 1 is expected to produce a monthly average of 10 MW of electrical power to be delivered to Idaho Power Company under a 20-year power purchase agreement. In connection with the project financing, US Geothermal entered into (i) the Membership Admission Agreement, dated August 9, 2006, by and among Raft River Energy I LLC, a Delaware limited liability company (“RRE”), U.S. Geothermal Inc. and Raft River I Holdings, LLC, a Delaware limited liability company, as amended, (ii) the Amended and

Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, by and among RRE, Raft River I Holdings, LLC and U.S. Geothermal Inc., as amended, and (iii) the Management Services Agreement, dated as of August 9, 2006, by and between the LLC, and U.S. Geothermal Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of US Geothermal. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute $34 million in cash and US Geothermal will contribute $5 million in cash and approximately $1.5 million in production and injection wells, and geothermal leases to RRE, the Phase 1 project joint venture company. The total Phase 1 construction and development costs are expected to be $39 million for the construction of a binary cycle geothermal power project capable of producing 13 MW of power.

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

In addition to any of the cash distributions from RRE referenced above, U.S. Geothermal expects to receive a majority of the annual revenue from the recently announced ten-year renewable energy credit sales arrangement with Holy Cross Energy which is estimated to be approximately $0.4 million per year, for the first four years after the project is placed in service. US Geothermal owns certain ground and river water rights and expects to receive annual cash receipts of approximately $0.1 million from long-term leases to RRE of the water rights for power plant cooling.

During the three months ended September 30, 2006, GTH was focused on (1) completing the long-term financing of the construction of Phase I of the Raft River, Idaho geothermal project (“Raft River”), (2) the procurement of construction agreements for items not covered under the Ormat EPC agreement, (3) drilling of production and injection well capacity for Phase I, and (4) the evaluation of potential new geothermal project acquisitions.

PLAN OF OPERATIONS

The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Complete conditions precedent to financing drawdown to construct the Phase 1 power plant;
(2)

Finalize construction agreements regarding the engineering, procurement and construction for aspects of the project not included under the agreements with Ormat Nevada Inc., Bonneville Power Administration, Industrial Builders, and the Raft River Rural Electric Co-op;

22

(3)	Continue permitting activities;
(4)	Continue project construction for the first power plant under Phase 1;
(5)	Finalize replacement Raft River Phase 2 power sales agreements;
(6)	Drill Raft River Phase 2 production and injection wells;
(7)	Evaluate the geothermal resource potential of the new Oregon property; and
(8)	Continue to seek and acquire additional geothermal resource properties and/or operations.

As part of its enhanced power sales plan, U.S. Geothermal submitted its response to Idaho Power’s request for proposals for the supply of geothermal power on August 11, 2006. Part of the Company’s response to Idaho Power is a proposal to convert the existing 10MW monthly average contract to a full output contract that would allow an annual average 13MWs of power sales.

On August 10, 2006, the $34 million project finance was announced for Phase One of the Raft River development. The project finance structure is based on a partnership. As reported in U.S. Geothermal’s recently filed 8K and material change report, which are posted on both EDGAR and SEDAR, Raft River Holdings LLC (“RRH”) is an affiliate of The Goldman Sachs Group, and is U.S. Geothermal’s investment partner in Raft River Energy I LLC (“RREI”), the entity formed to own, construct and operate Phase One.

U.S. Geothermal has made a $5 million dollar cash contribution and is transferring to RREI the existing seven production and injection wells, and certain geothermal rights and leases covering 1,800 acres from the 5,397 total acres of geothermal rights currently held. RRH will make capital contributions totaling $34 million in accord with the construction payment schedule.

The partnership is able to consider increased development within the Phase One area of interest that may have a potential power capacity of 40MWs or more based on GeothermEx’s independent assessment of a 50 percent probability that 15.6 MWs per square mile exists at Raft River. The partnership does not restrict further development of the Company’s geothermal rights and allows for the development of the planned Phase Two power plants.

The approximately $1.7 million per year generated by the Federal Renewable Electricity Production Tax Credits of $19 per megawatt-hour for every megawatt-hour of energy produced over the next 10 years will be claimed by RRH.

Ormat commenced work on April 26, 2006, under the terms of a $20.2 million engineering procurement and construction contract signed in December 2005. Now in the sixth month of the 21-month contract, Ormat is continuing the detailed engineering and design, and has ordered major equipment including condensers, pumps, and a generator. Ormat will manufacture other critical equipment, including heat exchangers and the turbines. The project is on schedule and is expected to deliver its first power in September 2007, with commercial production in October 2007.

The Idaho Department of Environmental Quality issued the air quality Permit to Construct on May 26, 2006.

A $2.6 million contract was signed with Industrial Builders of Ontario, Oregon to construct the geothermal pipeline gathering and distribution system which will connect the production and injection wells with the power plant. The pipeline construction work is nearly 30 percent complete and is divided into two parts: 24-inch and 16-inch diameter injection pipelines, and 10-inch and 12-inch diameter production pipelines. Approximately 50 percent of the pipeline supports and 1,400-feet of 24-inch injection pipeline pipe are installed.

A $225,000 contract was recently signed with Raft River Rural Electrical Co-op to build the production well power distribution lines for delivery of electricity from the power plant to the well heads. Work has commenced on the distribution system.

A well improvement drilling contract was signed on May 25, 2006 with Union Drilling. Due to uncontrollable delays at the predecessor location, the drill rig was mobilized to the site August 15, 2006 and started the improvement program by deepening the two existing injection wells. The drill rig was then moved to the first of two existing production wells and drilled an additional production leg in the well to enhance production and potentially reduce the number of total wells required to feed the Phase One power plant. The well improvement drilling program for Phase One, which will provide the required injection and production capacity for Unit 1, is expected to last another 90 days.

The drill rig will then be moved the Phase 2 area and begin drilling the first new production well in over 25 years at Raft River.

U.S. Geothermal has purchased two new properties with ground water rights that will provide cooling water to the Phase One and Phase Two power plants and surface access for pipelines and project facilities. The two land parcels total 1,083 acres and have irrigation water rights for 1,904 acre-feet of water. A third purchase of water rights only was also completed for an additional 544 acre-feet of ground water. The Company will lease the amount of cooling water required for Phase One from these water rights to RREI. A transfer of the water rights required for Phase One from irrigation use to industrial use is pending final approval from the Idaho Department of Water Resources.

On September 5, 2006, the Company announced that it has leased property for a second geothermal project at Neal Hot Springs in eastern Oregon near the Idaho border. The new property, 8.5 square miles of geothermal energy and surface rights, was acquired from a private party. The property has an identified geothermal resource and was recently made part of U.S. Geothermal’s submittal to Idaho Power Company’s Request For Proposals for electricity produced from geothermal sources.

Teplow Geologic (“Teplow”), an independent geothermal consulting firm, recently conducted a geological reconnaissance and preliminary assessment of the project and found that “a commercially viable geothermal resource was discovered at Neal Hot Springs in l979”. Thermochem, Inc, an independent consulting firm, analyzed geothermal fluid samples recently collected from the area by Teplow. Using the chalcedony geothermometer method, a probable reservoir temperature of 311ºF to 320ºF is indicated, while a distal source temperature of 347ºF to 356ºF is indicated by the cation geothermometer.

A geophysical and geological mapping program has been proposed by Teplow to help determine the overall extent of the geothermal reservoir. A high-permeability production zone has been encountered by previous exploration drilling at a depth of 2680 feet and thus represents a confirmed production-drilling target. After completion of the mapping program, it is anticipated that production wells can be sited and drilled to intersect the geothermal reservoir at depths ranging from 2,500 to 4,700 feet. This well drilling would be followed by flow testing to confirm the production sustainability of the reservoir.

On October 17, 2006, the Company signed a $387,600 construction contract with Raft River Rural Electric Cooperative (RRREC) for construction of the 34.5 KV overhead electrical transmission line that will connect the power plant to the Bonneville Power Administration grid at the Bridge Substation. This transmission line should be completed in January 2007 and enables the Company’s power sales to Idaho Power Company.

Project Financing. Our cash position as at September 30, 2006, is adequate to fund our general operating activities through March 31, 2008.

The total Phase 1 construction and development costs are expected to be $39 million for the construction of a binary cycle geothermal power project capable of producing 13 megawatts of power.

After protracted negotiations, on August 9, 2006, we completed project financing for Phase 1 of the Raft River project. In connection with the project financing, we entered into (i) the Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, a Delaware limited liability company, us and Raft River I Holdings, LLC, a Delaware limited liability company, as amended, (ii) the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and us, as amended, and (iii) the Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC, a Delaware limited liability company and our wholly-owned subsidiary. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute $34 million in cash and we will contribute $5 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Phase 1 project joint venture company.

Pursuant to the Management Services Agreement, we will provide operating and management services to Raft River Energy I LLC. We expect to receive annual cash distributions up to $1.6 million for the first four project years pursuant to the Management Services Agreement and the Amended and Restated Operating Agreement. The cash distributions made to us will come from four sources: royalty income from our energy and water leases to Raft River Energy I LLC, a management fee for providing operating and maintenance services, distributions from Renewable Energy Credit sales, and income-related cash distributions from our investment in Raft River Energy I LLC. After the first four years, we will receive a nominal percentage of the distributable Raft River Energy I LLC cash flow until specified rates of return are achieved, at which time we will receive approximately half of the distributable cash flow. If we develop the economic equivalent of 30 megawatts of power sales during the initial 20-year term of the power purchase agreement then, at the end of year 20, our share of the distributable cash flow increases to a significant majority of cash flow.

Permitting. In preparation for project financing, a Phase 1 Environmental Site Assessment was completed by an independent contractor on October 21, 2005. The Phase 1 assessment identified two underground storage tanks, which have since been removed. An American Land Title Association land title survey that covers all lands owned or leased by us has been completed and Land America Commercial Services is preparing an American Land Title Association extended title insurance policy for the project, which we anticipate acquiring for the benefit of our project financing lenders.

A Conditional Use Permit for the first two power plants was issued by the Cassia County Planning and Zoning Commission on April 21, 2005. The Idaho Department of Environmental Quality issued the Air Quality Permit to Construct on May 26, 2006. The Department of Army Corps of Engineers and the Idaho Department of Water Resources, after we submitted a joint application to them, have determined that the Raft River project does not need to obtain a Section 404 Clean Water Act permit for the project as it is currently designed. Various other county, state and federal permits will be required for the project, including a Cassia County Building Permit.

A voluntary Application for Wastewater Reuse Permit was submitted to the Idaho Department of Environmental Quality on June 14, 2006. The Reuse permit will allow the land application of the non-contact cooling water from the power plant cooling towers.

During the Department of Energy’s development of the Raft River project in the early 1980’s, a multi-year survey of land, plant, animal, archeological, weather, and human health survey was undertaken. The Department of Energy published an extensive report in 1982. We contacted the Department of the Interior Fish and Wildlife Service regarding any plants or animals in the region that are listed as threatened or endangered species, and received a reply stating that there are no issues identified for the project that require consultation under Section 7 of the Endangered Species Act of 1973, as amended.

The Transmission Business Line has issued a categorical exclusion for modification of the existing substation from the requirements of the National Environmental Policy Act. This exclusion fulfills federal environmental permitting requirements for the substation work.

Potential Acquisitions. GTH intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties. GTH continues to evaluate prospects for acquisition that will enhance GTH’s value.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of September 30, 2006, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and has been accumulated and communicated to our management, including the CEO and CFO, in a manner allowing timely decisions regarding required disclosure.

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2006, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2006, the Company issued 119,000 common shares upon the exercise of 119,000 stock purchase warrants at an exercise price of $0.85 CDN ($0.75 U.S. as of August 25, 2006). The securities were issued to “accredited investors” in transactions exempt from the registration requirements of the United States Securities Act of 1933 (“Securities Act”), as amended, in reliance on and compliance with Regulation D of the Securities Act. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities.

On August 15, 2006, the Company issued 176,000 common shares upon the exercise of 161,000 stock purchase warrants at an exercise price of $0.85 CDN ($0.73 U.S. as of August 15, 2006) and 15,000 stock purchase warrants at an exercise price of $1.25 CDN ($0.86 U.S. as of August 15, 2006). The securities were issued to “accredited investors” in transactions exempt from the registration requirements of the United States Securities Act of 1933 (“Securities Act”), as amended, in reliance on and compliance with Regulation D of the Securities Act. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities.

On August 11, 2006, the Company issued 100,000 common shares upon the exercise of 100,000 options at an exercise price of $0.60 CDN ($0.54 U.S. as of August 11, 2006). The -27-

certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid in respect to the issuance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on September 29, 2006, there were present in person or by proxy the holders of 32,103,877 (73.5%) shares of Common Stock of the Company thereby constituting a quorum. The following are the matters approved and the voting results:

(a)	Election of a Board of Directors consisting of the following four (4) directors:

Name	Votes For	Votes Withheld

Douglas J. Glaspey	31,571,477	532,400
Daniel J. Kunz	31,571,477	532,400
Paul A. Larkin	32,087,377	16,500
John H. Walker	32,089,831	14,046

(b)	Approval of the appointment of Williams and Webster P.S. as the Company’s independent auditors passed as follows: 32,007,359 for; 0 against; 96,518 abstain; and 0 broker non-votes.

(c)	Authorize the Directors to fix the Auditor’s remuneration, passed as follows: 32,003,559 for; 100,318 against; 0 abstain; and 0 broker non-votes.

(d)	Approval to adopt the Amended and Restated Stock Option Plan. The resolution passed as follows: 23,308,128 votes for; 4,743,331 against; 0 abstain and 4,052,418 broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1

Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

3.2	Certificate of Domestication of Non-U.S. Corporation (Incorporated by reference to exhibit 3.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

3.3

Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.4 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

3.5	Plan of Merger of U.S. Geothermal, Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

3.6	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

4.2	Form of Warrant Certificate (Incorporated by reference to exhibit 4.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

4.3	Provisions Regarding Rights of Stockholders (Incorporated by reference to exhibit 4.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.1

Agreement between U.S. Geothermal Inc. and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to exhibit 10.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between U.S. Geothermal Inc. and Vulcan Power Company (Incorporated by reference to exhibit 10.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Amendment No. 2 to “Agreement by and between U.S. Geothermal Inc. and Vulcan Power Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.7

Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.14

Administrative Services Contract, dated January 1, 2004, between U.S. Geothermal Inc. and New Dawn Holdings Ltd. (Incorporated by reference to exhibit 10.10 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.15	Employment Agreement dated April 1, 2006, with Daniel J. Kunz (Incorporated by reference to exhibit 10.12 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.16	Employment Agreement dated April 1, 2006, with Kerry D. Hawkley (Incorporated by reference to exhibit 10.22 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.17	Employment Agreement dated April 1, 2006, with Douglas J. Glaspey (Incorporated by reference to exhibit 10.23 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.18

Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.15 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.19

Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.16 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.21

First Amended and Restated Merger Agreement dated November 30, 2003 among U.S. Cobalt Inc., EverGreen Power Inc., U.S. Geothermal Inc., and the stockholders of U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.17 to the registrant’s Form SB- 2 registration statement as filed on July 8, 2004)

10.22	Agreement with Dundee Securities Corporation dated June 28, 2004 (Incorporated by reference to exhibit 10.18 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.23

Amended and Restated Stock Option Plan of U.S. Geothermal Inc. dated September 29, 2006. (Incorporated by reference to exhibit 10.23 to the registrant’s Form SB-2 registration statement as filed on October 2, 2006.)

10.24

Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.25

Engineering, Procurement and Construction Agreement dated December 5, 2005 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.26

Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 2, 2006)

10.27	Letter of Intent from Eugene Water and Electric Board to U.S. Geothermal Inc. dated February 22, 2006

10.28	Renewable Energy Credits Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and U.S. Geothermal Inc.

10.29

Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant’s Form 10-QSB quarterly report as filed on August 12, 2005)

10.30

Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.31	Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc.

10.32

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.33

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).*

10.34

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.35

Construction contract dated May 22, 2006 between Industrial Builders and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10- KSB annual report as filed on June 29, 2006)

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

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 13, 2006	By /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: November 13, 2006	By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer