Form 10QSB/A
period 2005-12-31
US GEOTHERMAL INC
filed 2007-01-31
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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
$ 0.001 per share

Transitional Small Business Disclosure Format (check one)
Yes No ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes No ☒

Explanatory Note:  This Amendment No. 1 to the Form 10-QSB for the period ended December 31, 2005, is being filed to amend and restate Part II, Item 6 to note the Company’s request for confidential treatment of Exhibit 10.28 and to refile Exhibit 10.28.

ITEM 6. EXHIBITS

See the exhibits index to this Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: January 30, 2007	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: January 30, 2007	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.2	Certificate of Domestication of Non-U.S. Corporation (1)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (1)
3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (1)
3.5	Plan of Merger of U.S. Geothermal Inc., an Idaho corporation and EverGreen Power Inc., an Idaho corporation (1)
3.6	Amendment to Plan of Merger (1)
4.1	Form of Stock Certificate (1)
4.2	Form of Warrant Certificate (1)
4.3	Provisions Regarding Rights of Stockholders (1)
10.1	Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company dated December 3, 2002 (1)
10.2	Amendment No. 1 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated November 15, 2003 (1)
10.3	Amendment No. 2 to "Agreement by and between U.S. Geothermal Inc. And Vulcan Power Company" dated December 30, 2003 (1)
10.4	Letter Agreement dated January 8, 2004 between U.S. Geothermal Inc. and Vulcan Power Company (1)
10.5	Geothermal Lease and Agreement dated July 11, 2002, by and between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc., an Idaho corporation (1)
10.6	Geothermal Lease and Agreement dated June 14, 2002, by and between Jensen Investments Inc. and U.S. Geothermal Inc., an Idaho corporation (1)
10.7	Geothermal Lease and Agreement dated March 1, 2004, by and between: Jay Newbold and U.S. Geothermal Inc., an Idaho corporation (1)
10.8	Geothermal Lease and Agreement dated June 28, 2003, by and between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc., an Idaho corporation (1)
10.9	Geothermal Lease and Agreement dated January 25, 2006, by and between Philip Glover and U.S. Geothermal Inc., an Idaho corporation (6)
10.10	Administrative Services Contract between U.S. Geothermal Inc. and New Dawn Holdings Ltd . (1)
10.11	Geothermal Lease and Agreement dated July 5, 2005, by and between Bighorn Mortgage Corporation and U.S. Geothermal Inc., an Idaho corporation (6)
10.12	Employment Agreement for Daniel J Kunz (1)
10.13	Geothermal Lease and Agreement dated June 23, 2005, by and between Dale and Ronda B. Doman and U.S. Geothermal Inc., an Idaho corporation (6)
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

10.18	Agreement with Dundee Securities Corporation dated June 28, 2004 (1)
10.19	Stock Option Plan of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) dated April 3, 2003 (1)
10.20	Geothermal Lease and Agreement dated December 1, 2004, by and between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc., an Idaho corporation (2)
10.21	Employment Agreement for Kevin R Kitz (2)
10.22	Employment Agreement for Kerry D. Hawkley (2)
10.23	Employment Agreement for Douglas J Glaspey (2)
10.24	Power Purchase Agreement dated December 29, 2004 with Idaho Power Company (2)
10.25	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.26	Power Purchase Agreement dated May 5, 2005 with Idaho Power Company (3)
10.27	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 with Bonneville Power Administration (4)
10.28	Engineering, Procurement and Construction Contract dated December 5, 2005 with Ormat Nevada Inc. (7) (8)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

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
(6) Filed as an exhibit to Form 10-QSB filed with the SEC on February 15, 2006, and incorporated herein by reference.
(7) Filed herewith.
(8) Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.