Form 10KSB/A
period 2006-03-31
US GEOTHERMAL INC
filed 2007-02-20
CIK 1172136

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

Explanatory Note:  This Amendment No. 1 to the Form 10-KSB for the period ended March 31, 2006 is being filed to amend and restate Part II, Item 7 to include Morgan & Company’s Report of Independent Registered Public Accounting Firm dated June 16, 2005 covering the Company’s financial statements for the fiscal year ended March 31, 2005, which was inadvertantly omitted from the Form 10-KSB filed on June 29, 2006. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-KSB.

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
Certified Public Accountants
Spokane, Washington
June 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

U.S. Geothermal Inc.

(A development stage company)

We have audited the accompanying consolidated balance sheets of U.S. Geothermal Inc. (a development stage company) and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year then ended and for the cumulative period from February 26, 2002 (date of inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2005, and the consolidated results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada	“Morgan & Company”
June 16, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Suite 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

	YEAR ENDED		FROM
	MARCH 31		FEB. 26, 2002
	2006	2005	TO MAR. 31, 2006

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	60,350	77,350
Warrants issued for share issue cost	-	133,341	158,778

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 20, 2007	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: February 20, 2007	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

25

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