Form 10QSB
period 2006-12-31
US GEOTHERMAL INC
filed 2007-02-20
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of February 12, 2007
Common stock, par value	43,760,512
$ 0.001per share

Transitional Small Business Disclosure Format (check one)
Yes [           ] No [ x ]

U.S. Geothermal Inc. and Subsidiaries

Form 10-QSB

For the Quarter ended December 31, 2006

INDEX

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	Unaudited
	December 31,	March 31,
	2006	2006

ASSETS

Current
Cash and cash equivalents	$1,710,477	$196,499
Restricted cash	11,037,600	19,961,890
Accounts receivable	231,603	-
Other current assets	26,189	11,429
Total Current Assets	13,005,869	20,169,818

Investment in Raft River Energy	6,252,847	-
Property, Plant and Equipment	2,267,172	1,726,115
Total Assets	$21,525,888	$21,895,933

LIABILITIES

Current
Accounts payable and accrued liabilities	$161,787	$270,831
Related party accounts payable	4,688	10,083
Total Current Liabilities	166,475	280,914
STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
43,748,012 shares at December 31, 2006 and	43,748	18,264
18,263,844 shares at March 31, 2006

Capital stock issuable	-	20,134,260
Additional paid-in capital	27,906,190	5,338,200
Stock purchase warrants	-	1,324,038
Accumulated other comprehensive income	32,792	32,792
Accumulated deficit before development stage	(1,037,422)	(1,037,422)
Accumulated deficit during development stage	(5,585,895)	(4,195,113)
Total Stockholders’ Equity	21,359,413	21,615,019
Total Liabilities and Stockholders’ Equity	$21,525,888	$21,895,933

Approved on behalf of the Board:

“Paul Larkin”, Director	“Douglas Glaspey”, Director

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	THREE MONTHS		NINE MONTHS		CUMULATIVE
	ENDED		ENDED		PERIOD FROM
	DECEMBER 31		DECEMBER 31		FEB. 26, 2003
	2006	2005	2006	2005	TO DEC. 31, 2006
	(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Loss from investment in	79,898	-	79,898	-	79,898
subsidiary
Consulting fees	14,259	11,505	54,077	45,338	449,968
Corporate admin and	15,117	70,672	166,682	156,109	492,750
development
Exploration expenditures	-	-	-	-	440,611
Professional fees	95,321	241,434	583,219	926,692	1,547,210
Management fees	21,792	5,995	31,923	30,415	320,655
Salaries and wages	136,431	100,956	433,614	306,932	1,021,483
Stock based compensation	147,241	45,195	771,894	135,585	1,544,285
Travel and promotion	100,251	172,948	304,814	326,136	779,331
Loss from Operations	(610,310)	(648,705)	(2,426,121)	(1,927,207)	(6,676,191)

Other Income (Expense)
Foreign exchange gain (loss)	2,005	(3,001)	412,076	115,407	423,345
Other income	90,000	-	90,206	-	90,206
Interest income	180,027	1,167	533,053	22,699	576,745

Net Loss	$(338,278)	$(650,539)	$(1,390,786)	$(1,789,101)	$(5,585,895)

Basic And Diluted Net Loss Per	$(0.01)	$(0.04)	$(0.03)	$(0.10)
Share

Weighted Average Number Of	43,723,428	17,480,873	43,505,928	17,451,985
Shares Outstanding for Basic
and Diluted Calculations

Other Comprehensive Income
(Loss)
Net loss for the period	$(338,278)	$(650,539)	$(1,390,786)	$(1,789,101)	$(5,5 85,895)
Foreign currency	-	-	-	(132,470)	32,792
translation adjustment

Total Comprehensive Loss	$(338,278)	$(650,539)	$(1,390,786)	$(1,921,571)	$(5,553,103)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	NINE MONTHS		FROM
	DECEMBER 31,		FEB. 26, 2002
	2006	2005	TO DEC. 31, 2006
	(Unaudited)		(Unaudited)

Operating Activities

Net loss for the period	$(1,390,786)	$(1,789,101)	$(5,585,895)
Add: Non-cash items:
Depreciation	11,801	971	15,126
Shares issued for other than cash	-	-	49,600
Stock based compensation	771,893	135,585	1,544,293
Change in non-cash working capital items:
Accounts receivable	(231,603)	-	(231,603)
Accounts payable and accrued Liabilities	(114,439)	(27,767)	(79,669)
Prepaid expenses & other	(14,760)	14,928	(20,371)
Total Cash Provided (Used) by Operating Activities	(967,894)	(1,664,323)	(4,308,519)
Investing Activities
Purchases of property, plant and equipment	(552,858)	(167,500)	(2,204,947)
Cash acquired on business combination	-	-	5,798
Investment in Raft River Energy	(6,252,847)	-	(6,252,847)
Total Cash Provided (Used) by Investing Activities	(6,805,705)	(167,500)	(8,451,996)

Financing Activities
Issuance of share capital, net of share issue cost	20,325,177	121,991	25,475,800
Total Cash Provided by Financing Activities	20,325,177	121,991	25,475,800

Foreign Exchange Effect On Cash And Cash Equivalents	-	(132,470)	32,792

Increase (Decrease) In Cash And Cash Equivalents	12,551,578	(1,842,302)	12,748,077

Cash And Cash Equivalents, Beginning Of Period	196,499	1,957,075	-

Cash And Cash Equivalents, End Of Period	$12,748,077	$114,773	$12,748,077

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

	NINE MONTHS		FROM
	DECEMBER 31		FEB. 26, 2002
	2006	2005	TO DEC. 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Supplemental Disclosure
Taxes paid	$-	$-	$-
Interest paid	-	-	-
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	173,639
Shares issued for professional services	-	-	49,600
Shares issued for geothermal property	-	-	77,350
Warrants issued for share issue cost	-	-	158,778

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2006
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

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance carried forward, March 31, 2003 – U.S. Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares issued and outstanding as a result of the reverse take-over transaction- U.S. Geothermal Inc.- Idaho December 19, 2003	(6,079,837)	(6,080)	6,080	-	-	-	-	-
Legal parent company shares issued and outstanding at time of reverse take-over- U.S. Cobalt Inc.- December 19, 2003	2,274,616	2,275	(2,275)	-	-	-	-	-
Shares issued for acquisition of U.S. Geothermal Inc.- Idaho	6,939,992	6,940	(6,940)	-	-	-	(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc.- Idaho	-	-	-	-	629,256	-	(629,256)	-

Shares and warrants issued for cash at a price of $0.45 per share in a private placement, net of share issue costs of $75,122 paid in cash and $25,437 paid by issuance of 83,333 agent’s warrants- December 19, 2003	3,322,221	3,322	959,230	-	457,326	-	-	1,419,878
Shares and warrants issued for conversion of notes at $0.45 per share – February 20, 2004	385,864	386	123,090	-	50,162	-	-	173,638
Stock options granted & vested	-	-	296,081	-	-	-	-	296,081
Foreign currency translation gain	-	-	-	-	-	35,792	-	35,792

Net loss for the year	-	-	-	-	-	-	(676,398)	(676,398)
Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in a private placement, net of share issue costs of $225,131 paid in cash and $133,341 paid by the issuance of 280,000 agent’s warrants- September 17, 2004	4,000,001	4,000	1,103,082	-	1,324,038	-	-	2,431,120
Shares issued for property at a price of $0.60- February 22, 2005	100,000	100	60,251	-	-	-	-	60,351
Shares issued for stock options exercised	308,735	309	145,133	-	-	-	-	145,442
Stock options granted & vested	-	-	295,540	-	-	-	-	295,540
Foreign currency translation gain	-	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	-	(1,830,421)	(1,830,421)

Balance, March 31, 2005	17,331,429	17,332	3,485,642	-	2,460,782	165,262	(3,709,150)	2,419,868
Stock options granted & vested	-	-	180,780	-	-	-	-	180,780
Expiration of stock purchase warrants	-	-	1,061,145	-	(1,061,145)	-	-	-
Shares issued for stock options and warrants exercised	932,415	932	610,633	-	(75,599)	-	-	535,966
Foreign currency translation loss	-	-	-	-	-	(132,470)	-	(132,470)
Capital stock issuable as result of a private placement to be closed April 3, 2006	-	-	-	20,134,260	-	-	-	20,134,260
Net loss for the year	-	-	-	-	-	-	(1,523,385)	(1,523,385)
Balance, March 31, 2006	18,263,844	$18,264	$5,338,200	$20,134,260	$1,324,038	$32,792	$(5,232,535)	$21,615,019

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL	CAPITAL	STOCK	ACCUM.
	OF		PAID-IN	STOCK	PURCHASE	OTHER	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2006	18,263,844	$18,264	$5,338,200	$20,134,260	$1,324,038	$32,792	$(5,232,535)	$21,615,019

Stock issued as result of employment agreements	49,168	49	65,331				4	65,384
Stock options granted & vested			771,893					771,893
Shares issued for stock options and warrants exercised	435,000	435	435,274		(137,806)			297,903
Capital stock issued as result of a private placement closed April 3, 2006	25,000,000	25,000	20,109,260	(20,134,260)				-
Stock purchase warrants expired			1,186,232		(1,186,232)			-
Net loss for the period							(1,390,786)	(1,390,786)
Balance, December 31, 2006	43,748,012	$43,748	$27,906,190	$-	$-	$32,792	$(6,623,317)	$21,359,413

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited- Prepared by Management)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
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

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the following companies:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Cobalt Inc. (incorporated in the State of Colorado);
iv)	US Geothermal Services, LLC (incorporated in the State of Delaware).

Raft River Energy I LLC is consolidated through July 2006, after which the entity is recorded under the equity method. See Consolidation of Variable Interest Entity in Note 2 for further discussion. All inter-group transactions are eliminated on consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Pronouncements- Recent

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The statement is to be effective for financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company has previously adopted this statement, with no impact to the Company’s financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with maturities of no more than ninety days when acquired. Discussion regarding restricted cash is included in Note 9.

Concentration of Risk

The Company maintains its cash in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The account in Idaho is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($85,000 U.S. dollars at December 31, 2006). At December 31, 2006, and March 31, 2006, the Company exceeded the FDIC insured amount by approximately $12,495,155 and $96,499, respectively, and did not exceed the CIDC insured amount.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46(R) has been reviewed for its applicability to Raft River Energy I LLC, resulting from agreements signed August 9, 2006, between U.S. Geothermal Inc. and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, U.S. Geothermal sold 50% of its ownership in Raft River Energy to Raft River Holdings. The Company’s review determined that Raft River Energy is a variable interest entity. As a result of the agreements, U.S. Geothermal will contribute approximately $6,400,000 in cash and property to the LLC, and Raft River Holdings will contribute $34,000,000.

As at December 31, 2006, U.S. Geothermal Inc. has contributed $6,363,700 in cash and property to the project, while Raft River Holdings has contributed $12,550,100 in cash. As a result, Raft River Holdings has been designated the primary beneficiary.

For periods prior to August 2006, U.S. Geothermal was the 100% owner of Raft River Energy and consolidated the loss of $30,969. For the period August to December 2006, U.S. Geothermal recorded Raft River Energy under the equity method of accounting for investments in subsidiaries based on the capital contribution ratio at December 31, 2006 (loss of $79,898).

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2006, and March 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31 and March 31, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Foreign Operations

The accompanying balance sheet contains certain recorded Company assets (principally cash) in a foreign country (Canada). Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Going Concern

Based on the Company’s projected spending over the next 12 months and the $20,134,260 cash received from the private placement completed April 3, 2006, the Company’s auditors have removed the going concern qualification from the Company’s financial statements.

Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $6,623,317 and has no revenue from operations.

Impairment of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted SFAS No. 144 and evaluates its long-term assets annually for impairment.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,233,000 (March 31, 2006- $1,767,000) principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2006. The significant components of the deferred tax asset at December 31, 2006 and March 31, 2006 were as follows:

	December 31,	March 31,
	2006	2006
Net operating loss carry forward	$6,568,000	$5,196,000

Deferred tax asset	$2,233,000	$1,767,000
Deferred tax asset valuation allowance	(2,233,000)	(1,767,000)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carry forwards of approximately $6,568,000 ($5,196,000 in March 31, 2006), which expire in the years 2023 through 2026. The change in the allowance account from March 31, 2006 to December 31, 2006 was $466,000.

Stock Options and Warrants Granted to Employees and Non-employees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. For consultants, the fair value of the options is expensed in the quarter in which the option is granted. For employees, directors and officers, the fair value of the options is expensed over the eighteen month vesting period.

NOTE 3 - REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 2,150,309 common shares and no share purchase warrants were held in escrow as at December 31, 2005 (as at March 31, 2005, 4,243,325 common shares and 1,946,937 share purchase warrants were held in escrow). Each share purchase warrant entitled the holder to purchase one additional common share at a price of $0.75 per share until December 19, 2005. As of December 31, 2005, the 2,420,217 stock purchase warrants noted above expired without exercise. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

The Company determined that the share purchase warrants issued as part of the aforementioned transaction have a fair value of $629,256 as determined by using the Black-Scholes pricing model with the assumptions as stated in Note 6. The amount is considered to be additional consideration given to the former GEO - Idaho shareholders and, as such, was allocated, along with the net liabilities assumed of GTH, to accumulated deficit.

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

During the quarter ended June 30, 2006, the Company acquired 123 acres of surface rights in exchange for a cash payment of $208,413 and purchased an option to acquire 631 acre feet per annum in water rights for $15,000. The Company also acquired access to 5,409 acres of surface, mineral and geothermal rights through a lease payment of $15,000, and paid $2,976,964 in construction costs for the Phase 1 Raft River project. An additional $32,415 was paid to acquire vehicles, furniture and computer equipment for the corporate and Raft River offices.

During the quarter ended September 30, 2006, the Company acquired 960 acres of surface rights in exchange for a cash payment of $984,332, completed the acquisition of 631 acre feet per annum in water rights for $138,820, and spent $61,196 for legal fees associated with acquisition of mineral rights. The Company also paid $6,038,779 in construction costs for the Phase 1 Raft River project. An additional $36,662 was paid to acquire vehicles, furniture and computer equipment for the corporate and Raft River offices.

During the quarter ended December 31, 2006, the Company contributed $6,363,714 in cash and property to Raft River Energy I LLC, an LLC holding the interests of US Geothermal and Raft River Holdings in the Raft River project for the Phase I power plant facility. An additional $28,550 was paid to acquire vehicles, furniture and office equipment. The Company also paid $1,271,239 in additional construction costs for Raft River phase I and $26,302 in legal costs associated with the acquisition of mineral and geothermal rights. Raft River Holdings reimbursed the Company for $4,917,100 in amounts associated with Raft River Energy and phase I.

Property, plant and equipment consisted of the following at the dates shown:

	December	March
	31,	31,
	2006	2006
Geothermal Property (land and equipment)
Balance, beginning of period	$775,079	$592,351
Contributed to subsidiary	(480,911)	-
Cash payments	1,449,063	182,728
Balance, end of period	1,743,231	775,079

Construction in Process- Raft River Project
Balance, beginning of period	949,036	-
Contributed to subsidiary	(5,882,803)	-
Reimbursed by partner	(4,917,100)	-
Cash payments	10,286,982	949,036
Balance, end of period	436,115	949,036

Other Equipment
Balance, beginning of period	5,325	5,325
Acquisitions	97,627	-
Balance, end of period	102,952	5,325
Less: Accumulated depreciation	(15,126)	(3,325)
Balance, end of period	87,826	2,000

	$2,267,172	$1,726,115

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended December 31, 2006, the Company issued 72,741 shares to employees in satisfaction of employment agreements at an average price of $0.90, and 23,573 shares previously held in escrow were cancelled and returned to treasury. The costs associated with issuance of shares in satisfaction of employment agreements were recorded to payroll expense.

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

Escrow Shares and Warrants

The following common shares and share purchase warrants are in escrow at the dates shown:

	December 31,	March 31,
	2006	2006

Common shares	0	2,150,309
Share purchase warrants	0	0

The escrow shares and warrants were held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required that escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO - Idaho (Note 3) and the concurrently completed private placement (Note 5). Shares were released from escrow at six month intervals, with the last release from escrow completed December 19, 2006. All stock purchase warrants previously held in escrow expired as of December 31, 2005, without exercise.

NOTE 6 - STOCK BASED COMPENSATION

The Company‘s stock option plan provides for the grant of incentive stock options for up to 4,369,884 common shares to employees, consultants, officers and directors of the Company. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months. Since the plan has been administered by the Company’s Vancouver office and Pacific Corporate Trust Company, the Company has issued stock options with an exercise price stated in Canadian dollars per share.

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

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. For consultants, the fair value of the options is expensed in the quarter in which the option is granted. For employees, directors and officers, the fair value of the options is expensed over the eighteen month vesting period. Compensation expense of $771,893 was included for the nine months ended December 31, 2006 (March 31, 2006 - $180,780).

The changes in stock options are as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	NUMBER	PRICE

Granted (2/4/04)	1,745,000	$0.60 CDN
Cancelled	(422,267)	0.60 CDN
Exercised	(967,105)	0.60 CDN
Granted (11/10/04, 2/18/05, 4/19/05)	520,000	0.72 CDN
Granted (4/12/06)	1,388,000	0.85 CDN
Cancelled	(120,000)	0.85 CDN
Granted (11/10/04)	90,000	0.90 CDN
Exercised	(17,778)	0.90 CDN
Cancelled	(47,222)	0.90 CDN
Granted (4/12/06, 7/31/06)	545,000	1.00 CDN

Balance outstanding December 31, 2006	2,713,628	$0.82 CDN

The following table summarizes information about the stock options outstanding at December 31, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60CDN	355,628	1.91	355,628
0.72CDN	520,000	2.67	520,000
0.85 CDN	1,268,000	4.00	634,000
0.90CDN	25,000	2.67	25,000
1.00 CDN	545,000	4.00	230,000

$ 0.82CDN	2,713,628	3.46	1,764,628

The following table summarizes information about the stock options outstanding at March 31, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60CDN	495,628	2.76	495,628
0.72CDN	520,000	3.67	390,000
0.90CDN	50,000	3.67	37,500

$ 0.67CDN	1,065,628	3.25	923,128

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

Stock Purchase Warrants

As at December 31, 2006, no share purchase warrants are outstanding:

During the quarter ended September 30, 2006, stock purchase warrants representing 3,985,001 common shares at an exercise price of $1.25 CDN expired without being exercised, stock purchase warrants representing 280,000 common shares at an exercise price of $0.85 CDN were exercised, and stock purchase warrants representing 15,000 common shares at an exercise price of $1.25 CDN were exercised.

During the year ended March 31, 2006, stock purchase warrants representing 4,081,327 shares at an exercise price of $0.75 expired without exercise, stock purchase warrants representing 192,934 common shares at an exercise price of $0.75 were exercised, and stock purchase warrants representing 83,333 common shares at an exercise price of $0.45 were exercised.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at December 31, 2006 and March 31, 2006, the amounts of $4,688 and $10,083, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company incurred the following transactions with directors, officers and a company with a common director:

	9 Months	12 Months
	December 31,	March 31,
	2006	2006

Administrative services	$15,465	$19,584
Director fees	15,750	21,500
Consulting fees	18,000	24,960
Legal fees	0	871
Rent	0	13,863

	$49,215	$80,778

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

Consolidated Balance Sheets	U.S. GAAP December 31, 2006	Canadian GAAP December 31, 2006	U.S. GAAP March 31, 2006	Canadian GAAP March 31, 2006
Plant, Property & Equipment	$ 2,267,172	$ 2,707,783	$ 1,726,115	$ 2,166,726
Total Assets	21,525,888	21,966,499	21,895,933	22,336,544
Stockholders’ Equity	21,359,413	21,800,024	21,615,019	22,055,630
Total Liabilities & Stockholders’ Equity	21,525,888	21,966,499	21,895,933	22,336,544
Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Three Months ended December 31, 2006	Canadian GAAP Three Months ended December 31, 2006	U.S. GAAP Nine Months ended December 31, 2006	Canadian GAAP Nine Months ended December 31, 2006
Exploration Expenditures	$ 0	$ 0	$ 0	$ 0
Loss from Operations	(610,310)	(610,310)	(2,426,121)	(2,426,121)
Net Loss	(338,278)	(338,278)	(1,390,786)	(1,390,786)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The leases provide for the following annual payments within the next five fiscal years:

2007	$31,200
2008	$36,200
2009	$41,200
2010	$42,300
2011	$37,500
Thereafter	$134,650

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

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 MW geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, as amended, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company. The amount will increase monthly until a maximum letter of credit amount of $10,252,000 is reached. A $10,764,600 money market fund is pledged as collateral backing the letter of credit as of December 31, 2006.

The Company leases general office space for an executive office in Boise at an annual cost of $31,051. The underlying lease is a year-to-year lease that expires on January 31, 2008.

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

On March 9, 2006, GTH signed the Interconnection and Wheeling Agreement with Raft River Rural Electric Cooperative (“RRREC”), an unrelated entity, which allows electricity generated at the Phase I power plant to be delivered through RRREC transmission lines and delivered into the Bonneville Power Administration substation for delivery to Idaho Power Co.

On April 26, 2006, GTH issued a Notice to Proceed to Ormat under the Ormat EPC Agreement as amended April 25, 2006. An initial payment of $2,020,000 allows Ormat to proceed with ordering of equipment with significant manufacturing lead times. Under the amendment, Ormat committed to a guaranteed final completion date of November 25, 2007 on the Phase I facility.

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

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and US Geothermal have signed a letter of intent for EWEB to purchase the full 13 MW electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it by March 2007. Upon execution of the EWEB PPA, and if Unit 1 is successful in the Idaho Power Request for Proposal, then the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 MW from two plants, instead of the originally planned 30 MW from three plants, resulting in substantial capital and operating cost savings through improved economy of scale.

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

During the three months ended December 31, 2006, GTH was focused on (1) the procurement of construction agreements for items not covered under the Ormat EPC agreement, (2) drilling of production and injection well capacity for Phase I, and (3) the evaluation of potential new geothermal project acquisitions.

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

The Idaho Department of Environmental Quality issued the air quality Permit to Construct on May 26, 2006.

A $2.6 million contract was signed with Industrial Builders of Ontario, Oregon to construct the geothermal pipeline gathering and distribution system which will connect the production and injection wells with the power plant. The pipeline construction work is nearly 30 percent complete and is divided into two parts: 24-inch and 16-inch diameter injection pipelines, and 10-inch and 12-inch diameter production pipelines. Approximately 95 percent of the pipeline is installed.

A $225,000 contract was recently signed with Raft River Rural Electrical Co-op to build the production well power distribution lines for delivery of electricity from the power plant to the well heads. Work has commenced on the distribution system.

A well improvement drilling contract was signed on May 25, 2006 with Union Drilling. Due to uncontrollable delays at the predecessor location, the drill rig was mobilized to the site August 15, 2006 and started the improvement program by deepening the two existing injection wells. The drill rig was then moved to the first of two existing production wells and drilled an additional production leg in the well to enhance production and potentially reduce the number of total wells required to feed the Phase One power plant. The well improvement drilling program for Phase One, which will provide the required injection and production capacity for Unit 1, is expected to be completed during February 2007.

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

On October 17, 2006, the Company signed a $387,600 construction contract with Raft River Rural Electric Cooperative (RRREC) for construction of the 34.5 KV overhead electrical transmission line that will connect the power plant to the Bonneville Power Administration grid at the Bridge Substation. This transmission line should be completed in February 2007 and enables the Company’s power sales to Idaho Power Company.

Project Financing. Our cash position as at December 31, 2006, is adequate to fund our general operating activities through March 31, 2008. The total Phase 1 construction and development costs are expected to be $39 million for the construction of a binary cycle geothermal power project capable of producing 13 megawatts of power.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of December 31, 2006, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and has been accumulated and communicated to our management, including the CEO and CFO, in a manner allowing timely decisions regarding required disclosure.

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2006, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2006, the Company issued 30,000 common shares to Christopher Harriman as a signing bonus as part of an employment agreement. He represented to the company that he acquired the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

On November 1, 2006, the Company issued 42,741 shares to Daniel Kunz, an officer and director of the Company, as consideration for certain services provided to the company pursuant to an employment agreement. He represented to the company that he acquired the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid with respect to the issuance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 25, 2007, the Company entered into a long-term lease with Cypress Gold Exploration Corporation, a subsidiary of Phelps Dodge Corporation, for geothermal rights associated with 4,760 acres in the area of our Neal Hot Springs project located in eastern Oregon. The lease has a primary term of 10 years, requires annual rental payments and includes a production royalty provision.

On November 29, 2006, Dr. Leland “Roy” Mink, recently retired Program Director for the Geothermal Technologies Program, U.S. Department of Energy, was appointed to the company’s Board of Directors to replace Jon Wellinghoff, who had previously resigned to accept an appointment to the Federal Energy Regulatory Commission. Dr. Mink was with the Idaho Bureau of Mines and Geology, Boise State University, and the U.S. Environmental Protection Agency. He also spent four years with DOE as a geothermal energy project manager. He was an engineer for Morrison-Knudson Company in Boise, working in the areas of mining, energy, and environmental and hazardous waste remediation. He became a professor of hydrogeology at the University of Idaho and then the director of the Idaho Water Resources Research Institute. In 2002, Dr. Mink served as Vice President of Exploration for U.S. Geothermal until he was appointed as Director of the DOE’s Geothermal Technologies Program in February 2003.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1

Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) Incorporated by reference to exhibit 3.1 to the registrant’s Form SB-2 registration (statement as filed on July 8, 2004)

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
10.32

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.33

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).*

10.34

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.35

Construction contract dated May 22, 2006 between Industrial Builders and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.36

First Amendment to the Amended and Restated Operating Agreement of Raft river Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 20, 2007	By /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: February 20, 2007	By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer