Form 10-K
period 2007-03-31
US GEOTHERMAL INC
filed 2007-06-28
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2007

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-117287

U.S. GEOTHERMAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1509 Tyrell Lane, Suite B
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 208-424-1027

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act [   ]Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for at least the past 90 days. [X]  Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 5, 2007: $109,233,008

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of June 5, 2007
Common stock, par value	53,092,612
$ 0.001 per share

U.S. Geothermal Inc. and Subsidiaries

Form 10-K

INDEX

For the Year Ended March 31, 2007

U.S. Geothermal Inc. and Subsidiaries

Form 10-K

INDEX

For the Year Ended March 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This report contains forward-looking statements, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the company with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of an authorized executive officer of the company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors and conditions described in the discussions of “Risk Factors” and “Management’s Plan of Operations” in this report and in other documents the company files from time to time with the Securities and Exchange Commission. The reader is cautioned that the company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of the company over time means that actual events are bearing out as estimated in such forward-looking statements.

All references to “dollars” or “$” are to United States dollars and all references to Cdn$ are to Canadian dollars.

U.S. Geothermal Inc. (the “Company,” “GTH” or “we” or “us” or words of similar import) is in the renewable “green” energy business. Through its subsidiary, U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho,” although our references to the company include and refer to our operations through Geo-Idaho), we are engaged in the acquisition, development and utilization of geothermal resources in the Pacific Northwest of the United States. Geothermal energy is the natural heat energy stored within the earth’s crust. In some areas of the earth, economic concentrations of heat energy result from a combination of geological conditions that allow water to penetrate into hot rocks at depth, become heated, and then circulate to a near surface environment. In these settings, commercially viable extraction of the geothermal energy and its conversion to electricity become possible and a “geothermal resource” is present. Our principal focus is the development of the Raft River project, a geothermal project encompassing approximately 8.4 square miles of land located at Raft River, Idaho. As more thoroughly discussed in the sections below, the company has entered into a power purchase agreement, at 10 megawatt monthly average, with Idaho Power Company, and is in the process of developing the power plant for the first phase of production.

Development of Business

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

We intend to develop the Raft River project in two or more phases. For Phase 1 of development at Raft River, we intend to commercialize the existing production wells and energy field by construction and operation of a 13 megawatt binary cycle geothermal power plant that will provide the energy to be delivered under a power purchase agreement with Idaho Power Company. We have signed an engineering, procurement and construction agreement for the first power plant, and bids have been solicited from several engineering firms to provide engineering, procurement and construction services on all remaining aspects of Phase 1 that are not included in this agreement. Final engineering, equipment procurement and construction is anticipated to take approximately 14 to 16 months from April 25, 2006, and the initial power plant is anticipated to begin production by the end of the third quarter of 2007. The total Phase 1 construction and development costs are expected to be $39 to 41 million for the construction of a geothermal power plant capable of producing 13 megawatts of power. We have completed project financing for Phase 1 of the Raft River project, whereby Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute $34 million in cash and we have contributed $5 million in cash and approximately $1.5 million in production and injection wells and geothermal leases to Raft River Energy I LLC, the Phase 1 project joint venture company.

It is anticipated that Phase 2 will involve the construction and operation of two additional 13 megawatt power plants. Strong regional interest in geothermal power has resulted in several utilities entering into discussions with us to purchase the electrical power output from the two additional plants. Subject to drilling confirmation of the availability of sufficient geothermal resource, the output from all three power plants at Raft River could be as much as 39 megawatts. We anticipate that the Unit 2 power plant may utilize the geothermal resource within the Unit 1 joint venture boundaries. Without the agreement and consent of our Unit 1 joint-venture partner, Raft River Holdings, we cannot fully develop the Unit 1 geothermal resource without incurring increased development costs and delays.

Announced on September 5, 2006, property for a second geothermal project at Neal Hot Springs in eastern Oregon near the Idaho Border was acquired by the Company. The new property consists of 8.5 square miles of geothermal energy and surface rights and was leased from a private, third party. The property has an identified geothermal resource and was recently made part of U.S. Geothermal’s submittal to Idaho Power Company’s Request for Proposals for electricity produced from geothermal sources.

On February 6, 2007, a lease was entered into with Cyprus Gold Exploration Corporation (“Cyprus”), a subsidiary of Phelps Dodge Corporation (NYSE: PD), for and undivided interest in geothermal rights associated with 4,760 acres (7.4 square miles) at Neal Hot Springs. This lease adds 758 acres (1.2 square miles) of new area to the lease announced on September 5, 2006, and overlaps both surface and undivided geothermal rights that were previously acquired at the site.

With the Cyprus lease, U.S. Geothermal has increased its total Neal Hot Springs project holdings to 6,167 acres (9.6 square miles) and increased ownership of the overlapping area to a majority of the geothermal rights in that area. The Cyprus lease has a primary term of 10 years that extends thereafter for as long as commercial production is maintained and includes annual rental and production royalty payment provisions. U.S. Geothermal has ongoing negotiations with additional geothermal rights holders in the area.

Plan of Operations
The Company’s plan of operations for the next 12 months includes the following elements:

(1)	Complete plant construction for the Raft River Unit 1 power plant.
(2)	Begin commercial power generation at Raft River Unit 1.
(3)	Negotiate RFP full output contracts with Idaho Power Company for Units 1 and 3 at Raft River and Units and 2 at Neal Hot Spring.
(4)	Negotiate full output contract with Eugene Water and Electric Board for Raft River Unit 2.
(5)	Conduct an expanded geoscience program to target new production zones at Raft River.
(6)	Plan, permit and drill production and injection wells for Raft River Unit 2.
(7)	Plan, permit and drill initial wells at Neal Hot Spring.
(8)	Continue to seek and acquire additional geothermal resource properties and/or operations.

Cash Requirements Next Six Months
We believe our cash and liquid investments at March 31, 2007, added to our recent private placement completed June 5, 2007, is adequate to fund our general operating and development activities through March 31, 2009. The Company obtained project capital to construct Raft River power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the phase one project are currently estimated to be between $39 and $41 million. The majority of the funds needed for the project will be provided by existing funds and through the partnership arrangement. If additional funds are needed, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

Material Acquisitions/Development

The main power island of the power plant’s construction is under the direction of Ormat Nevada Inc., a subsidiary of Ormat Technologies Inc. (NYSE: ORA). Additional associated construction activities including the pipelines, transmission connection and production pump installation are under the direction of the Company with services being provided by contractors. Plant and project construction is proceeding on schedule and budget, and the following status is reported:

  Industrial Builders of Ontario, Oregon was awarded the mechanical construction contract by Ormat, began fabrication work in February and is assembling the plant components,
  The electrical construction contract was awarded to Merit Electric Incorporated in May,
  All major equipment has been delivered to the site and has been set on it’s foundations,
  Piping and electrical connections are underway,
  The control room and motor control center building has been erected, and
  The cooling tower is approximately 35% complete.

In addition, Raft River Rural Electric Cooperative has finished construction of the 3.2 -mile power transmission line that connects the power plant to the Bonneville Power Administration substation at Bridge, Idaho. Equipment upgrades to the substation including a breaker, relays, and communications systems are underway.

U.S. Geothermal has awarded a $1.3 million dollar contract to ITT Industries/Goulds Pumps to provide line-shaft geothermal production pumps for the project. The first production pump has been delivered.

The well improvement drill program, which began in August 2006, has been competed. Four existing wells were enhanced either by deepening or adding directional legs to improve their production or injection characteristics. Two new wells were drilled to expand the geothermal resource for the planned second 13 megawatt net output power plant at Raft River. Resource utilization studies have determined that production well RRG-3 will be converted to an injection well and that injection well RRG-7 will be converted to a production well. The hot fluid production capacity of each of the wells was determined from the results of historical flow tests using estimates provided by the independent engineering and reservoir consultant firm GeothermEx of Redmond, CA. The Company is currently conducting additional field flow tests to gather more information of the production and injection capacity of the well field and expects to be able to refine the pump settings and number of wells required to be placed in service for the fueling of the 13 megawatt power plant based on this current test work.

On August 9, 2006, we completed project financing for Phase 1 of the Raft River project. In connection with the project financing, we entered into (i) the Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, a Delaware limited liability company, us and Raft River I Holdings, LLC, a Delaware limited liability company, (ii) the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and us, and (iii) the Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC, a Delaware limited liability company and our wholly-owned subsidiary. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute in staged payments a total of $34 million in cash and we will contribute $5 million in cash and approximately $1.5 million in production and injection wells and geothermal leases to Raft River Energy I LLC, the Phase 1 project joint venture company.

Pursuant to the Management Services Agreement, we will provide operating and management services to Raft River Energy I LLC. We expect to receive annual cash distributions up to $1.6 million each year for the first four project years pursuant to the Management Services Agreement and the Amended and Restated Operating Agreement. The cash distributions made to us will come from four sources: income-related cash distributions from our investment in Raft River Energy I LLC, royalty income from our energy leases to Raft River Energy I LLC, a management fee for providing operating and maintenance services, and lease income from our cooling water leases to Raft River Energy I LLC. After the first four years, we will receive a nominal percentage of the distributable Raft River Energy I LLC cash flow until specified rates of return are achieved by our partner, at which time we will receive a little more than half of the distributable cash flow. If we develop the economic equivalent of 30 megawatts of power sales during the initial 20-year term of the power purchase agreement then, at the end of year 20, our share of the distributable cash flow increases to a significant majority of cash flow for the remainder of the Phase I project life.

On May 25, 2006, GTH signed a drilling contract with Union Drilling for the re-work of four of the wells previously drilled for Phase I, and for the drilling of two additional wells to be included in Phases I and II of the Raft River project. The total cost of Phase I and II drilling completed by Union Drilling was approximately $16,600,000 and has been completed, with $5 million attributed to the Phase I project and $11.6 million attributed to the development of production and injection well capacity for a proposed second 13 megawatt power plant unit under consideration for development in Phase II. The results of current well test work are expected to determine the amount of potential well production actually needed for the Phase I power plant.

On February 22, 2006, we received and signed a letter of intent from Eugene Water and Electric Board, of Eugene, Oregon, for Eugene Water and Electric Board’s purchase of the full 13 megawatt electrical output from the second planned power plant of Phase 2 (Unit 2), and we are currently negotiating a draft power purchase agreement with Eugene Water and Electric Board and expect to finalize it by July 2007. Upon execution of the Eugene Water and Electric Board power purchase agreement, and if Unit 1 is successful in the Idaho Power Company Request for Proposal, then the total output from Units 1 and 2 of the Raft River power plants will be 26 megawatts from two plants, instead of the originally planned 30 megawatts from three plants, resulting in substantial capital and operating cost savings through improved economies of scale.

We will seek additional power purchase agreements for future phases, which may involve drilling new wells and determining the production capacity of those wells for additional plant construction. At this time it is not possible to estimate if or when future wells will be drilled.

Future phases may involve additional power purchase agreements with Idaho Power Company or other utilities in the service area and may or may not include terms similar to the Phase 1 power purchase agreement.

Material Changes in Employees
At May 31, 2007, the Company had 16 full-time employees (9 – administrative and project development, 7 – field and plant operations). During the last fiscal period, the CEO and CFO positions were increased from part-time to full time. Two additional administrative positions were needed for accounting, financial reporting and systems documentation. We have added 7 field and plant operating employees as part of the on-going operating requirements of the first power plant. The Company also continuously considers acquisition opportunities; if the company is successful in making acquisitions, additional management and administrative staff may be added.

The Company did not experience any labor disputes or labor stoppages during the current fiscal year.

Principal Products
Upon reaching commercial production, the principal product will be based upon electrical power produced from the utilization of geothermal resources. The primary product will be the direct sale of power generated by our interests in our geothermal power plants. Some revenues will be earned through consulting and management fees obtained for our services provided to other interests. All power plants currently being considered and currently under construction are for sites in the Pacific Northwest of the United States of America.

Sources and Availability of Raw Materials
Geothermal energy is natural heat energy stored within the earth’s crust at economically accessible depth. In some areas of the earth, economic concentrations of heat energy result form a combination of geological conditions that allow water to penetrate into hot rocks at depth, become heated, and then circulate to a near surface environment. In these settings, commercially viable extraction of the geothermal energy and its conversion to electricity become possible and a “geothermal resource” is present.

There are four major components (or factors) to a geothermal resource:

1.	Heat source and temperature – The economic viability of a geothermal resource is related to the amount of heat generated. The higher the temperature, the more valuable the geothermal resource is.

2.	Fluid – A geothermal resource is commercially viable only when the system contains water and/or steam as a medium to transfer the heat energy to the surface.

3.	Permeability – The fluid present underground must be able to move. In general, significant porosity and permeability within the rock formation are needed to create a viable reservoir.

4.

Depth – the cost of development increases with depth, as do resource temperatures. Closeness of the reservoir to the surface is therefore a key factor in the economic valuation of a geothermal resource.

The final product of electrical power will be directly produced through the utilization of geothermal resources; however, these resources are not a direct component of the final product. Various forms of testing have been conducted at both the Raft River, Idaho and the Neal Hot Springs, Oregon sites. All testing performed to date indicates that the resources at both sites are viable for the production of geothermal power. Unless major geological changes occur that impact the geothermal reservoirs, the condition of the existing resources is expected to remain consistent over time. Each power plant constructed will have an impact on the temperature and pressure of the tapped reservoir. The extent of this impact and the results of future drilling exploration to determine the actual extent of the reservoir will be a limiting factor on the number of plants that can be constructed at a particular reservoir.

Significant Patents, Licenses, Permits, Etc.
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

An ALTA land title survey that covers all lands owned or leased by RREI has been completed, and Land America Commercial Services issued an ALTA Extended title insurance policy for the project on December 6, 2006.

A Wastewater Reuse Permit was issued by the Idaho Department of Environmental Quality on February 23, 2007. The Reuse permit will allow the land application of the non-contact cooling water from Unit 1 power plant cooling towers.

The Transmission Business Line has issued a categorical exclusion for modification of the existing substation from the requirements of the National Environmental Policy Act. This exclusion fulfills federal environmental permitting requirements for the substation work.

Seasonality of Business
Since we are in a developmental stage, there has been no operating trend information generated to date. When the plant is operational, seasonal changes are not expected to have a significant impact on elements that will drive operational revenues or related costs. During plant development, some construction activities could be impacted by inclement weather that can occur during the winter months.

Industry Practices/Needs for Working Capital
During the development stage of operations, high levels of working capital are committed, either directly or indirectly to the construction efforts. After normal production operations have been established, the needs of working capital are expected to be low. This assumption is primarily based upon the projected revenues and relatively low levels of expected operational expenses. The Company is expecting to be highly involved in development activities for the next 5 to 10 years.

Dependence on Single Customer
Ultimately, the market for electrical power is vast; however, the number of entities that can physically, logistically and economically acquire the commodity in large quantities in our area of operations is limited. Currently, the Company has a power purchase agreement with one customer (Idaho Power Company). Negotiations are in process to sell to another customer and expand sales to Idaho Power Company. During full scale operations, it is expected that the Company will have a small number of direct customers that may amount to less than 4 or 5.

Competitive Conditions
Although the market for different forms of energy is large and dominated by very powerful players, we perceive our industrial competition to be independent power producers and in particular those producers who provide “green” renewable power. Our definition of green power is electricity derived from a source that does not pollute the air, water or earth. Sources of green power, in addition to geothermal, include wind, solar, biomass and run-of-the river hydroelectric. A number of states have instituted renewable portfolio standards (“RPS”) that require utilities to purchase a minimum percentage of their power from renewable sources. For example, RPS statutes in California and Nevada require 20% renewable, and according to the Department of Energy’s Energy Efficiency and Renewable Energy department, utilities in 34 states nationwide are providing their customers with the opportunity to purchase green, renewable power through premium pricing programs. As a result, we believe green power is a niche sub-market, in which many power purchasers are increasing or committing to increase their investments. Accordingly, the conventional energy producers do not provide direct competition.

In the Pacific Northwest there are currently no geothermal facilities. There exist a number of wind farms, as well as biomass and run-of-the river hydroelectric facilities. However, the Company believes that the combination of greater reliability and baseload generation from geothermal, access to infrastructure for deliverability, and a low "full life" cost will allow it to successfully compete for long term power purchase agreements.

Factors that can influence the overall market for our product include some of the following:

  number of market participants buying and selling;
  availability and cost of transmission;
  amount of electricity normally available in the market;
  fluctuations in electricity supply due to planned and unplanned outages of competitors’ generators;
  fluctuations in electricity demand due to weather and other factors;
  cost of fuel used by generators, which could be impacted by efficiency of generation technology and fluctuations in fuel supply;
  environmental regulations that impact us and our competitors;
  extension of the production tax credits past December 31, 2008;
  relative ease or difficulty of developing and constructing new facilities; and
  credit worthiness and risk associated with buyers.

Environmental Compliance
As the Company’s design and permitting activities have progressed, it has further refined and clarified the environmental issues for which it will have to demonstrate compliance in the construction and operation of a geothermal facility at Raft River. The relevant legislation includes: Clean Air Act, Endangered Species Act, Clean Water Act, Rivers and Harbors Act, National Historic Preservation Act, National Pollutant Discharge Elimination System, Resource Conservation and Recovery Act, Idaho Solid Waste Facilities Act and the IDAPA Drilling for Geothermal Resource Rules.

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

During the Department of Energy’s development of the Raft River project in the early 1980’s, a multi-year survey of land, plant, animal, archeological, weather, and human health was undertaken. The Department of Energy published an extensive report in 1982. We contacted the Department of the Interior Fish and Wildlife Service regarding any plants or animals in the region that are listed as threatened or endangered species, and received a reply stating that there are no issues identified for the project that require consultation under Section 7 of the Endangered Species Act of 1973, as amended.

Financial Information about Geographic Areas

As described in detail in the Property section, the Company’s Phase I power plant scheduled to be placed into service in October 2007 is located in the Raft River Area in the south eastern part of the State of Idaho. Similar plants are in the planning stages at the same location. Also, land acquisitions and rights have been obtained to explore the development and construction of power plants in the south eastern part of the State of Oregon.

Available Information

We file all applicable financial reports required by the Securities and Exchange Commission. We make filings available to the general public. Copies can be obtained of any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. Copies can be requested of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

We also file disclosure information as required by the British Columbia Securities Commission and the TSX Venture Exchange. This information can be found at the following Web site: www.sedar.com.

Governmental Approvals and Regulation
GTH is subject to both federal and state regulation in respect of the production, sale and distribution of electricity. Federal legislation includes: The Energy Policy Act of 2005, the Federal Power Act, as well as the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992. Because GTH is defined as an independent power producer under the rules and regulations of the Federal Energy Regulatory Commission ("FERC"), the relevant aspects of federal legislation are that its electrical generating facilities qualify under the policy set forth under PURPA which encourages alternative energy sources such as geothermal, wind, biomass, solar and cogeneration.

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

Currently, the IPUC defines such a facility as having an average output capacity of 10 megawatt monthly average and a contract term of up to 20 years. All PURPA contracts in Idaho are subject to the approval of the IPUC. GTH is not required to market any of the electricity that it may generate at Raft River to Idaho utilities; it can transmit and sell its electricity in another state. Nonetheless, GTH initially signed three 10 megawatt power purchase agreements (“PPA”) with the Idaho Power Company (“Idaho Power”).

On May 8, 2006, GTH submitted proposals to Idaho Power in response to their “Request for Proposal for Geothermal Power”. The Company expects that under a new PPA with Idaho Power, which would replace the current PPA, the Unit 1 power plant will be allowed to sell its full output capacity of up to 13 megawatt annual average, instead of being capped at 10 average megawatts as mandated under the current PPA. This 30% increase in plant output would be achieved without major additional capital investment and is expected to decrease the operating cost per kilowatt-hour.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from its Raft River geothermal resource. As a result of the increased interest, U.S. Geothermal elected to withdraw its Unit 2 and Unit 3 Idaho Power PPAs without submitting them to the IPUC for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10 megawatt contracts have been voided without further obligation on either party.

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and U.S. Geothermal have signed a letter of intent for EWEB to purchase the full 13 megawatt electrical output of Raft River Unit 2. The parties have exchanged a draft PPA and intend to complete negotiations by July 2007. Upon execution of the EWEB PPA, and if Unit 1 is successfully negotiated with Idaho Power Request for Proposal, then the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 megawatts from two plants, instead of the originally planned 30 megawatts from three plants, resulting in substantial capital and operating cost savings through improved economy of scale. The point of sale for the PPA will be at the Bridge Substation, with EWEB negotiating a swap with the Bonneville Power Administration to take delivery in Oregon.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with U.S. Geothermal to purchase the electrical power output of Unit 3. Subject to drilling confirmation of sufficient geothermal resource, the power plant output from three units at Raft River would be 39 megawatts, instead of the maximum 30 megawatts under the previous Idaho Power PPA provisions.

The Company will require the approval of various federal, state and local authorities for construction of future geothermal facilities at Raft River. These authorities include the U.S. Fish and Wildlife Service, Environmental Protection Agency, Idaho Department of Environmental Quality, Idaho Department of Water Resources, Idaho Bureau of Hazardous Materials, Idaho State Historical Society, Cassia County and the Southern Idaho Regional Solid Waste District. We have retained Kleinfelder Inc. of Boise, Idaho, an independent environmental and regulatory consultant, to advise GTH as to the siting and design for purpose of governmental approvals. Additionally, David Evans & Associates of Boise, Idaho is providing consulting and engineering services for transmission and interconnection issues and the preparation of the application for a conditional use permit. Centra Consulting, Inc. of Boise, Idaho has been retained to assist with State of Idaho air quality and cooling water reuse permitting.

Environmental Credits
As a “green” power producer, environmental-related credits, such as renewable energy credits or carbon credits, may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us, and may provide an additional source of revenue.

On July 29, 2006, GTH signed a $4.6 million renewable energy credits purchase and sales agreement with Holy Cross Energy, a Colorado cooperative electric association. Holy Cross Energy will purchase the renewable energy credits associated with Phase 1 power production from 2008 to 2017. We retain the renewable energy credits associated with power production from Phase 1 after 2017. We expect to receive a majority of the annual revenue from the ten-year renewable energy credits sales arrangement with Holy Cross Energy.

ITEM 1A. Risk Factors

General Business Risks

We have a limited operating history, have incurred losses to date, and cannot give any assurance that we can ever attain profitability. Our company has been engaged in limited activities in the geothermal business since Geo-Idaho’s incorporation in February 2002. As a result of our brief operating history, our operating results from historical periods are not readily comparable to and may not be indicative of future results. We have not generated revenues from operations to date, and cannot give any assurance that we will be able to generate revenues in the future. For the years ended March 31, 2003, 2004, 2005, 2006 and 2007, we incurred net losses of ($164,909), ($676,398), ($1,830,421), ($1,523,385), and ($1,792,584) respectively. At March 31, 2006, and March 31, 2007, we had accumulated deficits of ($5,232,535) and ($7,025,115), respectively. We expect to incur losses for at least the next 6 months. We cannot give you any assurance that we will soon make a profit or that we will ever make a profit.

Our future performance depends on our ability to establish that the geothermal resource is economically sustainable. Geothermal resource exploration and development involves a high degree of risk. The recovery of the amounts shown for geothermal properties and related deferred costs on our financial statements, as well as the execution of our business plan generally, is dependent upon the existence of economically recoverable and sustainable reserves. Expansion of the production of power from Raft River is not certain and depends on successful drilling and discovery of additional geothermal hydrothermal resources in quantities and containing sufficient heat necessary to economically fuel future plants.

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

We may be subject to liquidated damages in the event that a resale registration statement is not declared effective by November 5, 2007. On June 5, 2007, we completed a private placement of 9,090,900 shares of common stock at a price of Cdn $2.20 per share, for gross proceeds to the company of Cdn $19,999,980. Upon completion of the placement, the company had 53,092,612 shares issued and outstanding. In connection with the offering, we agreed to file a registration statement with the Securities and Exchange Commission no later than July 30, 2007 and to use commercially reasonable efforts to cause it to become effective and remain effective for two years. In the event the registration statement is not effective by November 5, 2007, the purchasers in the private placement are entitled to receive, as liquidated damages, 0.1 common shares for each common share purchased

We may not be able to fully develop the geothermal resource within the Unit 1 joint venture boundaries. Without the agreement and consent of our Unit 1 joint-venture partner, Raft River Holdings, we cannot fully develop the geothermal resource without incurring increased development costs and delays.

It is very costly to place geothermal resources into commercial production. Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant, and a transmission line, and considerable administrative costs would be incurred, together with the drilling of additional wells. For Phase I, we have estimated these costs to be around US $39,000,000 to be incurred over an eighteen month period. Future expansion of power production at Raft River and development of new power production capability at Neal Hot Springs may result in significantly increased capital costs related to increased production and injection well drilling and higher costs for labor and materials. To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in the Company having to substantially reduce its interest in the project.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Daniel J. Kunz, our Chief Financial Officer, Kerry D. Hawkley, our Chief Operating Officer, Douglas J. Glaspey, and Kevin Kitz, our Vice President – Project Development. The loss of any of their services could have a material adverse effect upon us. GTH has executed employment agreements with these persons but does not have key-man insurance on any of them.

Our development activities are inherently very risky. The high risks involved in the development of a geothermal resource cannot be over-stated. The development of a geothermal resource is such that there cannot be any assurance of success. Exploration costs are not fixed, and the resource cannot be relied upon until substantial development has taken place, which entails high exploration and development costs. The costs of development drilling are subject to numerous variables which could result in substantial cost overruns. Drilling for geothermal resource may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

Our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. If our drilling activities are not successful, we could experience a material adverse effect on our future results of operations and financial condition.

In addition to the substantial risk that wells drilled will not be productive, or may decline in productivity after commencement of production, hazards such as unusual or unexpected geologic formations, pressures, downhole conditions, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks are inherent in geothermal exploration and production. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. We do not fully insure against all risks associated with our business either because such insurance is not available or because the cost of such coverage is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.

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

Claims have been made that some geothermal plants cause seismic activity and related property damage. There are approximately two dozen geothermal plants operating within a fifty-square-mile region in the area of Anderson Springs, in Northern California, and there is general agreement that the operation of these plants causes a generally low level of seismic activity. Some residents in the Anderson Springs area have asserted property damage claims against those plant operators. There are significant issues whether the plant operators are liable, and to date no court has found in favor of such claimants. While we do not believe the area of the Raft River and Neal Hot Springs projects or our intended operation of a power plant will present the same geological or seismic risks, there can be no assurance that we would not be subject to similar claims and litigation, which may adversely impact our operations and financial condition.

Actual costs of construction or operation of a power plant may exceed estimates used in negotiation of power purchase and power financing agreements. The company’s initial power purchase contract is under rates established by the Idaho Public Utility Commission, using an “avoided-cost” model for cost of construction and operating costs of a power plant. If the actual costs of construction or operations exceed the model costs, the company may not be able to build the contemplated power plant, or if constructed, may not be able to operate profitably. The Company’s financing agreements provide for a priority payback to our partner. If the actual costs of construction or operations exceed the model costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project.

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

Risks Relating To the Market for Our Securities

A significant number of shares of our common stock are eligible for public resale. If a significant number of shares are resold on the public market, the share price could be reduced and could adversely affect our ability to raise needed capital. Currently, the number of shares in the general market is approximately 53,092,612. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability and resale of such a large number of shares in a short period of time.

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

The possible issuance of substantial amounts of additional shares without shareholder approval may dilute the percentage ownership of our shareholders. There are 53,092,612 shares of our common stock outstanding and 4,671,973 shares of common stock issuable upon exercise or conversion of outstanding options and warrants. There are 100,000,000 shares of our common stock authorized for issuance. All of our authorized shares in excess of those currently outstanding may be issued without any action or approval by our shareholders and may dilute the percentage ownership of our current shareholders.

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

The price of our common stock is volatile, which may cause investment losses for our shareholders. The market for our common stock is highly volatile, having ranged in the last fiscal year from a low of CDN$0.75 to a high of CDN$1.79 on the TSX Venture Exchange and from a low of US$0.70 to a high of US$1.65 on the Over-the-Counter Bulletin Board. The trading price of our common stock on the TSX Venture Exchange and on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

  explain the compensation of the broker-dealer and its salesperson in the transaction;

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

Item 2. Description of Property

The Company has significant interests in two locations in the Pacific Northwest. The first location is the Raft River area located in Southeastern Idaho. The second location is the Neal Hot Springs area located in Eastern Oregon, near the Idaho/Oregon boarder.

Raft River - (Idaho)

Phase I at Raft River is in the development stage. The resource has been verified by a certified consultant, contracts signed for sale and transmission of the electricity, and construction of the power plant, pipelines and transmission lines are underway. Commercial operations of the facility should commence during the 4th quarter of 2007.

Although geologic and geophysical studies of the reservoir indicate sufficient geothermal resource for additional phases at Raft River, drilling confirmation will be required before additional work on Phase II can be initiated.

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

The U.S. Geothermal Property - Idaho. The U.S. Geothermal Property is comprised of three separate properties that total 783.93 acres; the Vulcan Property, the Elena Corporation Property and the Dewsnup property. The Vulcan Property includes both surface and geothermal rights and consists of two parcels. The first parcel has a total area of approximately 240 acres and three geothermal wells (RRGE-1, RRGP-4 and RRGP-5) are located on this parcel. The second parcel has a total area of approximately 320 acres, and three additional geothermal wells (RRGE-3, RRGI-6 and RRGI-7) are located on this parcel. A fourth well, RRGE-2, although located on the property covered by the Crank lease, was acquired by the company as part of its purchase of the Vulcan Property.

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

The Jensen Investments Leases. The first Jensen Investments lease covers approximately 2,954.75 acres of geothermal rights only. It is contiguous with the Vulcan property and property covered by the Crank and Stewart leases. The second Jensen Investments lease covers approximately 44.5 acres of surface and geothermal rights, and is contiguous with property covered by the first Jensen lease.

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

Raft River Phase I

As a result of the project financing for Phase I of the Raft River project, the Company has contributed $5 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Phase I project joint venture company. Raft River Holdings, an affiliate of Goldman Sachs Group, will contribute $34 million to the project. Property assigned to Raft River Energy by the Company includes seven production and injection wells, seven monitoring wells, the Stewart lease, the Crank lease, the Newbold lease, the Doman lease, and the Glover lease. All appropriate permits and contracts have also been assigned to Raft River Energy for Phase I.

Although significant detail has been provided about each specific lease area, the economics of the project is based on the total resource. The reservoir supporting the project encompasses the entire Known Geothermal Resource Area (KGRA), which includes all the property owned or leased by the company at Raft River. All discussions of the economics of the project, including future phases, will be based at the project level rather than at the lease level.

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

The Crank Lease. The lease agreement with Janice Crank was originally entered into June 28, 2002, and had a primary term of 5 years. After GTH provided evidence to the lessor that the well (RRGE-2) located on lessor’s property is not owned by the lessor (but instead is included in the Vulcan Property), a new lease was entered into on June 28, 2003, which excluded the ownership of RRGE-2, with a four-year initial term. Advance production royalties (on a June to June basis) are payable under the Crank lease as follows:

  Year 1 (Paid June 2002 under original lease): $5,000
  Year 2 (Paid June 2003 under original lease): $10,000
  Year 3 (Paid June 2004 under renegotiated lease): $10,000
  Year 4: Due June 2005: $10,000
  Year 5: Due June 2006: $10,000

Payments for years 2002 through 2006 have been recorded as lease expense. When commercial production is attained, these lease payments can be deducted from future production royalties. For later years, during commercial production, there is a minimum annual production royalty of $18,000. If the initial commercial production from the well is delayed past the primary lease term, we will seek an amendment to extend the primary term to the initial commercial plant production date. The minimum amount that will be payable over the course of the leases is $45,000. Maximum amounts payable will depend on production from the property.

The Newbold Lease. The company leases this property pursuant to a lease agreement with Jay Newbold dated March 1, 2004. The Newbold lease has a primary term of 10 years (through February 28, 2014) and is extended indefinitely so long as production from the geothermal field is maintained. Minimum lease payments are as follows:

  Years 1-5: $10.00 per acre or $200 per year
  Years 6-10: $15.00 per acre or $300 per year

The minimum amount that will be payable over the course of the lease is $2,500. Maximum amounts payable will depend on royalties on production from the property.

The Jensen Investments Leases. The first Jensen Investments lease was originally with Sergene Jensen, as lessor, is dated July 11, 2002, and has a primary term of 10 years. In September 2005, the property subject to the lease was conveyed and the lease was assumed by Jensen Investments, Inc. Minimum lease payments (on a July to July basis) are as follows:

  Years 1-5: $2.50 per acre or $7,386.88 per year
  Years 6-10: $3.00 per acre or $8,864.25 per year

The minimum amount that will be payable over the course of the lease is $81,256. Maximum amounts payable will depend on production from the property. The second Jensen Investments lease, with Jensen Investments, Inc., is dated July 12, 2002, and has a primary term of 10 years. Minimum lease payments (on a July to July basis) are as follows:

  Years 1-5: $2.50 per acre or $111.25 per year
  Years 6-10: $3.00 per acre or $133.50 per year

The minimum amount that will be payable over the course of the lease is $1,224. Maximum amounts payable will depend on royalties on production from the property.

The Stewart Lease. The Stewart lease, with Reid and Ruth Stewart, is dated December 1, 2004, and has a primary term of 30 years. Minimum lease payments are as follows:

  Year 1: $8,000
  Year 2: $5,000.
  Year 3-30: $5,000 plus an annual increase of 5% per year.

The minimum amount that will be payable over the course of the lease is $319,614. Maximum amounts payable will depend upon royalties on production from the property.

The Bighorn Mortgage Lease. The Bighorn Mortgage lease, with Bighorn Mortgage Corporation, is dated July 5, 2005, and has a primary term of 10 years. Minimum lease payments are as follows:

  Year 1-5: $1,400.
  Year 6-10: $2,100.

The minimum amount that will be payable over the course of the lease is $17,500. Maximum amounts payable will depend upon royalties on production from the property.

The Doman Lease. The Doman lease, with Dale and Ronda Doman, is dated June 23, 2005, and has a primary term of 10 years. Minimum lease payments are as follows:

  Year 1-5: $1,600.
  Year 6-10: $3,200.

The minimum amount that will be payable over the course of the lease is $24,000. Maximum amounts payable will depend upon royalties on production from the property.

The Griffin Lease. The Griffin lease, with Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, is dated June 23, 2005, and has a primary term of 10 years. Minimum lease payments are as follows:

  Year 1: $1,600.
  Year 2-5: $800.
  Year 6-10: $1,200.

The minimum amount that will be payable over the course of the lease is $10,800. Maximum amounts payable will depend upon royalties on production from the property.

The Glover Lease. The Glover lease, with Philip Glover, is dated January 25, 2006, and has a primary term of 10 years. Minimum lease payments are as follows:

  Year 1: $2,100.
  Year 2-5: $1,600.
  Year 6-10: $2,400.

The minimum amount that will be payable over the course of the lease is $20,500. Maximum amounts payable will depend upon royalties on production from the property.

The total minimum amount payable under all of the leases during their primary terms is $522,393. The above listed lease payments are payable annually in advance, and are current through lease years beginning in 2005. The leases can be renewed for extended periods as long as the power plant continues to produce power.

We lease general office space for our executive office in Boise at an annual cost of $31,051. The underlying lease is a year-to-year lease that expires on January 31, 2008.

With the construction of the power plant included in phase one of the Raft River project, management has increased the general liability and umbrella liability insurance coverage, as deemed necessary. Additional builders risk insurance will be obtained prior to construction of the power plant.

Neal Hot Springs – (Oregon)

Announced on September 5, 2006, property for a second geothermal project at Neal Hot Springs in eastern Oregon near the Idaho Border was acquired by the Company. The new property consists of 8.5 square miles of geothermal energy and surface rights and was leased from a private, third party. The property has an identified geothermal resource and was recently made part of U.S. Geothermal’s submittal to Idaho Power Company’s Request for Proposals for electricity produced from geothermal sources.

On February 6, 2007, a lease was entered into with Cyprus Gold Exploration Corporation (“Cyprus”), a subsidiary of Phelps Dodge Corporation (NYSE: PD), for and undivided interest in geothermal rights associated with 4,760 acres (7.4 square miles) at Neal Hot Springs. This lease adds 758 acres (1.2 square miles) of new area to the lease announced on September 5, 2006, and overlaps both surface and undivided geothermal rights that were previously acquired at the site.

With the Cyprus lease, U.S. Geothermal has increased its total Neal Hot Springs project holdings to 6,167 acres (9.6 square miles) and increased ownership of the overlapping area to a majority of the geothermal rights in that area. The Cyprus lease has a primary term of 10 years that extends thereafter for as long as commercial production is maintained and includes annual rental and production royalty payment provisions. U.S. Geothermal has ongoing negotiations with additional geothermal rights holders in the area.

Item 3. Legal Proceedings

As of May 31, 2007, management is not aware of any legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Over-The-Counter Bulletin Board
Effective June 3, 2005, the common stock of U.S. Geothermal Inc. has been quoted on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. The first trades of our shares on the Bulletin Board started June 8, 2005, and trading has been limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market is developed for our shares, there will be a sufficient market so that holders of common shares will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

The following sets forth information relating to the trading of our common stock on the Over-The-Counter Bulletin Board, from the date our common stock began trading on the Over-The-Counter Bulletin Board on June 8, 2005.

Bid Prices on the Over-The-Counter Bulletin

Fiscal Year Ended March 31, 2006	High	Low
First Quarter	0.65	0.50
Second Quarter	1.24	0.52
Third Quarter	0.85	0.55
Fourth Quarter	1.30	0.64

Fiscal Year Ended March 31, 2007
First Quarter	1.02	0.70
Second Quarter	1.49	0.70
Third Quarter	1.23	0.80
Fourth Quarter	1.65	1.10

TSX Venture Exchange
The TSX Venture Exchange is a segment of the Toronto Stock Exchange Group that provides the global financial community with access to Canada's equity capital and energy markets. The TSX Venture Exchange provides access to capital for companies at the early stages of their growth while offering investors a well-regulated market for making venture investments. Our common shares are traded on the TSX Venture Exchange under the symbol “GTH”. The following sets forth information relating to the trading of GTH shares on the TSX Venture Exchange.

Sales Prices on the TSX Venture Exchange (CDN$)

Fiscal Year Ended March 31, 2005	High	Low
First Quarter	$ 0.90	$ 0.54
Second Quarter	1.05	0.70
Third Quarter	1.10	0.76
Fourth Quarter	1.05	0.80

Fiscal Year Ended March 31, 2006
First Quarter	1.10	0.80
Second Quarter	0.90	0.61
Third Quarter	0.90	0.67
Fourth Quarter	0.86	0.66

Fiscal Year Ended March 31, 2007
First Quarter	1.45	0.75
Second Quarter	1.60	0.80
Third Quarter	1.33	0.95
Fourth Quarter	1.79	1.20

As of May 31, 2007, we had approximately 2,300 stockholders of record.

The Company has never paid and does not intend to pay dividends on our common stock in the foreseeable future. Although the Company’s articles of incorporation and by-laws do not preclude payment of dividends, we currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. All of the common shares are entitled to an equal share in any dividend declared and paid.

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans for the fiscal year ended March 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,936,128	CDN $0.96	1,444,923
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,936,128	CDN $0.96	1,444,923

Recent Sales of Unregistered Securities
During the prior fiscal year, GTH has engaged in the following significant equity transactions:

1. On April 3, 2006, GTH sold 25,000,000 shares of common stock in a private offering under Regulation D, at a price of CDN $1.00 per share for gross proceeds of CDN $25,000,000. The securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on and compliance with Regulation D. Each of such persons represented to the company that it purchased the securities for its own account, for investment and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. Dundee Securities Corporation of Toronto, Canada, was paid a cash fee of CDN $1,522,500, and issued a “compensation option” to acquire 1,522,500 shares at an exercise price per share of CDN $1.00, until April 3, 2008. An additional CDN $202,200 was incurred in legal expenses relating to the offering, as well as CDN $32,100 in fees to the TSX Venture Exchange which together with the CDN $1,522,500 cash paid to Dundee made up the $1,756,800 cash component of issuance costs.

2. On April 13, 2006, the Company announced that it has granted 1,763,000 options to acquire 1,763,000 shares of common stock to directors, employees, and consultants. Options that amounted to 1,388,000 are exercisable at $0.85 CDN per share, and the remaining 375,000 are exercisable at $1.00 CDN per share. All options expire after a 5 year term on April 12, 2011.

3. On May 23, 2006, GTH issued 40,000 common shares to a consultant of the Company upon the exercise of stock options issued under the company’s stock option plan. He represented to the company that he purchased the securities for his own account for investment, and not with a view to the distribution of the securities. The certificates for the securities bear a restrictive legend and stop transfer instructions have been placed against the transfer of the securities. No commissions were paid in respect to the issuance.

4. During the quarter ended September 30, 2006, the Company granted 170,000 stock options to consultants and employees exercisable at a price of $1.00 CDN ($0.89 U.S.) until July 31, 2011.

5. On January 22, 2007, the Board of Directors approved an action to grant 235,000 incentive stock options to purchase capital stock at a price of $1.12 for a five year period. The options were granted to two employees and a director.

6. On June 5, 2007, the Company entered into an agreement to underwrite a private placement of 6,818,182 shares of common shares at a cost of $2.20 CDN per share to raise gross proceeds of approximately $15 million in Canadian dollars ($13.5 million US Dollars). The Underwriters had the option to purchase up to an additional 2,272,727 common shares at the issue price under the offering that could gross up to approximately $20 million in Canadian dollars ($18.0 million US Dollars).

Item 6. Selected Financial Data

	For the Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
Operating Revenues	$ 0	$ 0	$ 0	$ 0	$ 0
Loss from Continuing Operations	(1,792,584)	(1,523,385)	(1,830,421)	(676,398)	(164,905)
Loss per share from Continuing Operations	(0.04)	(0.09)	(0.12)	(0.11)	(0.03)
Cash dividends declared and paid per common share	0	0	0	0	0

	As of March 31,
	2007	2006	2005	2004	2003
Total Assets	$ 22,673,340	$ 21,895,933	$ 2,584,970	$ 1,373,831	$ 384,664
Total Long-term Obligations (1)	2,397,564	1,707,548	0	0	0

(1) Long-term obligations represent the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk.

	Operating Revenues	Gross Profit	Loss from Operations	Net Loss from Continued Operations
Fiscal Year Ended March 31, 2006
1st Quarter (1)	$ 0	$ 0	$ (370,259)	$ (254,801)
2nd Quarter (1)	0	0	(594,601)	(570,119)
3rd Quarter (1)	0	0	(502,083)	(503,917)
4th Quarter	0	0	(196,126)	(194,548)
Fiscal Year Ended March 31, 2007
1st Quarter	0	0	(961,777)	(372,486)
2nd Quarter	0	0	(746,292)	(680,021)
3rd Quarter	0	0	(610,310)	(338,278)
4th Quarter	0	0	(669,490)	(401,799)

(1) Restated figures. During the fiscal year ended March 31, 2006, approximately $646,353 in professional fees incurred for plant development were expensed prior to the realization that a viable resource was going to result from development efforts. After this determination, all direct development costs incurred during the fiscal period were capitalized. The effect of this restatement increased construction in progress assets and reduced the operating loss for the first three quarters of the fiscal year ended March 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the three months ended March 31, 2007, GTH was focused on (1) supporting construction of Phase I of the Raft River, Idaho geothermal project (“Raft River”), (2) the completion of drilling of production and injection wells for Phase I, and (3) the evaluation of potential new geothermal project acquisitions.

The plant’s construction is under the direction of Ormat Nevada Inc., a subsidiary of Ormat Technologies Inc. Plant construction is proceeding on schedule and budget, and the following status is reported:

  Industrial Builders of Ontario, Oregon was awarded the mechanical construction contract by Ormat, began fabrication work in February and is assembling the plant components,
  The electrical construction contract was awarded to Merit Electric Incorporated in May,
  All major equipment has been delivered to the site and has been set on it’s foundations,
  Piping and electrical connections are underway,
  The control room and motor control center building has been erected, and
  The cooling tower is approximately 35% complete.

In addition, Raft River Rural Electric Cooperative has finished construction of the 3.2 -mile power transmission line that connects the power plant to the Bonneville Power Administration substation at Bridge, Idaho. Equipment upgrades to the substation including a breaker, relays, and communications systems are underway.

On April 26, 2006, GTH issued a Notice to Proceed to Ormat under the Ormat EPC agreement as amended April 25, 2006. An initial payment of $2,020,000 allows Ormat to proceed with ordering of equipment with significant manufacturing lead times. Under the amendment, Ormat commits to a guaranteed final completion date of November 25, 2007 on the Phase I facility.

On May 8, 2006, Idaho Power confirmed that GTH would be allowed to bid the Raft River Unit 1 project into the recently issued Idaho Power geothermal “Request for Proposal for Geothermal Power”. If Idaho Power selects GTH as a successful bidder, the Company expects that under a new PPA with Idaho Power which could replace the current PPA, the Unit 1 power plant will be allowed to sell its full output capacity of up to 13 megawatt annual average, instead of being capped at 10 average megawatt per month as mandated under the current PPA. This 30% increase in plant output would be achieved with no additional capital investment and is expected to decrease the operating cost per kilowatt-hour.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, U.S. Geothermal elected to withdraw its Unit 2 and Unit 3 Idaho Power PPAs without submitting them to the IPUC for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10 megawatt contracts have been voided without further obligation on either party.

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and U.S. Geothermal have signed a letter of intent for EWEB to purchase the full 13 megawatt electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it by October 2007. Upon execution of the EWEB PPA, and if Unit 1 is successful in the Idaho Power Request for Proposal, then the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 megawatts from two plants, instead of the originally planned 30 megawatts from three plants, resulting in substantial capital and operating cost savings through improved economy of scale.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with U.S. Geothermal to purchase the electrical power output of Unit 3. Subject to drilling confirmation of sufficient geothermal resource, the power plant output from three units at Raft River would be 39 megawatts, instead of the maximum 30 megawatts under the previous Idaho Power PPA provisions.

On May 16, 2006, a $225,000 contract was signed with Raft River Rural Electrical Co-op to build the production well power distribution lines for delivery of electricity from the power plant to the well heads. At fiscal year end, the distribution lines were approximately 90% complete.

On May 22, 2006, a $2.6 million contract was signed with Industrial Builders of Ontario, Oregon to construct the geothermal pipeline gathering and distribution system which will connect the production and injection wells with the power plant. At fiscal year end, this component was approximately 90% complete.

On May 24, 2006, GTH signed a geothermal lease agreement with JR Land and Livestock Inc. for the lease of approximately 5,409 acres of surface, mineral and geothermal rights in Malheur County, Oregon. The lease term is for ten years with lease payments of $15,000 at signing, $20,000 in first year, $25,000 in second year, and $30,000 for each subsequent year. A geothermal program was completed in early 2007, and plans are in progress for a drilling program.

On August 3, 2006, the Company announced the signing of $4.6 million renewable energy credit (REC) purchase and sale agreement encompassing the first 10 years of Phase I of the Raft River project with Holy Cross Energy.

As of July 2006, the Company completed the acquisitions of two new properties with ground water rights that will provide cooling water to the Phase One and Phase Two power plants and surface access for pipelines and project facilities. The two land parcels total 1,083 acres and have irrigation water rights for 1,904 acre-feet of water. A third purchase of water rights only was also completed for an additional 544 acre-feet of ground water.

On August 10, 2006, the $34 million project finance was announced for Phase I of the Raft River development. The project finance structure is channeled through a qualified special purpose entity, Raft River Energy I, LLC (RREI). Raft River Holdings is an affiliate of The Goldman Sachs Group, and is the Company’s investment partner in RREI. The Company has made a $5 million dollar cash contribution and is transferring to RREI the existing seven production and injection wells, and certain geothermal rights and leases covering the 1,800 acres from the 5,238 total acres of geothermal rights currently held. Raft River Holdings will make capital contributions totaling $34 million in accordance with the construction payments schedule. The partnership does not restrict further development of the Company’s geothermal rights and allows for the development of the planned Phase Two power plants.

Announced on September 5, 2006, property for a second geothermal project at Neal Hot Springs in eastern Oregon near the Idaho Border was acquired by the Company. The new property consists of 8.5 square miles of geothermal energy and surface rights and was leased from a private, third party. The property has an identified geothermal resource and was recently made part of U.S. Geothermal’s submittal to Idaho Power Company’s Request For Proposals for electricity produced from geothermal sources.

On February 6, 2007, a lease was entered into with Cyprus Gold Exploration Corporation (“Cyprus”), a subsidiary of Phelps Dodge Corporation (NYSE: PD), for and undivided interest in geothermal rights associated with 4,760 acres (7.4 square miles) at Neal Hot Springs. This lease adds 758 acres (1.2 square miles) of new area to the lease announced on September 5, 2006, and overlaps both surface and undivided geothermal rights that were previously acquired at the site.

With the Cyprus lease, U.S. Geothermal has increased its total Neal Hot Springs project holdings to 6,167 acres (9.6 square miles) and increased ownership of the overlapping area to a majority of the geothermal rights in that area. The Cyprus lease has a primary term of 10 years that extends thereafter for as long as commercial production is maintained and includes annual rental and production royalty payment provisions. U.S. Geothermal has ongoing negotiations with additional geothermal rights holders in the area.

U.S. Geothermal has awarded a $1.3 million dollar contract to ITT Industries/Goulds Pumps to provide line-shaft geothermal production pumps for the project. The first production pump has been delivered.

The well improvement drill program, which began in August 2006, has been completed. Four existing wells were enhanced either by deepening or adding directional legs to improve their production or injection characteristics. Two new wells were drilled to expand the geothermal resource for the planned second 13 megawatt net output power plant at Raft River. Resource utilization studies have determined that production well RRG-3 will be converted to an injection well and that injection well RRG-7 will be converted to a production well.

On December 28, 2006, the Company entered into an agreement with Disco Associates, Inc. for well-head construction for the initial base amount of $478,475. At fiscal year end, this project was approximately 13% complete.

On March 21, 2007, the Company was named successful bidder in Idaho Power Company’s request for geothermal electricity. Negotiations began on the terms of a purchase power agreement for an annual average of 45.5 megawatts from the Raft River and Neal Hot Springs projects.

The Company entered into an agreement with a syndicate of Canadian investment dealers to underwrite a private placement of 6,818,182 shares of common shares at a cost of $2.20 CDN per share to raise gross proceeds of approximately $15 million in Canadian dollars ($13.5 million US Dollars). The Underwriters had the option to purchase up to an additional 2,272,727 common shares at the issue price under the offering that could gross up to approximately $20 million in Canadian dollars ($18.0 million US Dollars). The proceeds will be used to fund current and future plant development. The offering closed June 5, 2007 and is subject to certain conditions including, but not limited to, the approval of the TSX Venture Exchange.

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2007, added to our recent private placement completed June 5, 2007, is adequate to fund our general operating and development activities through March 31, 2009. The Company obtained project capital to construct Raft River power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the phase one project are currently estimated to be between $39 and $41 million. The majority of the funds needed for the project will be provided by existing funds and through the partnership arrangement. If additional funds are needed, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits

Potential Acquisitions

The Company intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been made. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the financial statements.

Cash and Cash Equivalents
The Company considers cash deposits and highly liquid investments to be cash and cash equivalents for financial reporting presentation on the consolidated balance sheet and statement of cash flows. The Company subscribes to the accounting standards that define cash equivalents as highly liquid, short-term instruments that are readily convertible to known amounts of cash, which are generally defined investments that have original maturity dates of less than three months. With the large value of funds invested in short term deposits, small variations in short term interest rates may materially affect the value of cash equivalents. Investments in government obligations accumulate higher interest, but the principal balance is not insured by the FDIC.

The Company does not consider such items to be cash equivalents if there is a significant restriction placed upon the use of those assets. At fiscal year end, the Company held deposits that were restricted according to a contractual arrangement with a major vendor. Accordingly, these deposits were classified as restricted cash, rather than cash equivalents.

Going Concern
Based on our projected spending over the next 12 months, our current operating funds and approximately $18 million that was raised from the private placement completed June 5, 2007, our auditors have determined that the going concern qualification from our financial statements is not needed. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and financing for construction of the Phase 1 power plant. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $7,025,115 for the period from February 26, 2002 (inception) to March 31, 2007, and have no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2007 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

Property, Plant and Equipment
During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, and mineral rights. Since the costs of land and the rights surrounding the access geothermal and surface water reservoirs are relatively small, these items have been included, but have not been reported separately in our financial statements. The Company’s first power plant is scheduled to be operational in October 2007; however, it was still under construction at fiscal year end. The costs of this power plant are being accumulated in construction in process accounts until the plant becomes operational. Once the plant is operational, these costs will be charged to operations in a systematic manner based upon the total estimated gallons of water the plant is expected to produce over its useful life. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or amortization process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

The costs of machinery, vehicles and other equipment, currently in operation, are being depreciated in a systematic manner. For these assets, depreciation is calculated based upon the straight-line method at a rate of 30%, which allocates the costs evenly over the asset’s estimated service life. Depreciation costs calculated for assets that are not directly involved in the production of geothermal properties are charged to operations.

Income Taxes
According to generally accepted accounting practices, entities must recognize assets and/or liabilities that originate with the differences in revenues and expenses presented for financial reporting purposes and those revenues and expenses that are utilized to comply with federal and state income tax law. Often deductions can be accelerated for income tax purposes, thus creating temporary or timing differences. Other items (generally non-allowable expenses) do not reverse over time, and are considered to be permanent differences. These types of costs are, typically, not factored into the deferred income tax asset or liability calculation. The Company’s primary element that impacts the liability or asset calculation relates to the operating losses generated in its early stages of operation that will be allowed to offset future earnings. Stock-based compensation is another significant area that impacts that recognition of deferred income taxes. Compensation that has been provided to employees and contractors based upon the value of the issuance of stock options is reported as an operating cost. However, this compensation is not an allowable deduction for income tax purposes. At the end of the fiscal year, the Company’s significant tax differences would ultimately result in the recognition of an asset; however, due to the uncertainly surrounding future earnings, an allowance has been calculated that effectively removes the asset. The Company continues to track the financial elements that comprise the deferred income tax calculation and will remove or reduce the asset allowance if the Company is determined to be in position where it is likely to produce earnings.

Stock-Based Compensation
At the beginning of the fiscal year, the Company adopted a standard that states that if certain conditions are present surrounding the issuance of equity instruments as employee compensation, then circumstances may warrant the recognition of a liability for financial reporting purposes. One such condition was present when the Company originally issued stock options in a foreign currency (Canadian dollars) to employees both before and after the beginning of the fiscal year. Authors of the standard have reasoned that when a condition is present that creates a financial risk to the recipient in addition to normal market risks (i.e., foreign currency translation risk), then the instrument takes on the characteristics of a liability, rather than an equity item. As the underlying stock options are exercised or are forfeited, then the stock based compensation liability will be reduced. The Company’s financial statements reflect these changes in the consolidated balance sheet. As the value of the options change over the vesting periods, these changes will ultimately be reflected in the amount of expense charged to operations.

The Company awards stock options for compensation to non-employees for services performed and/or services performed above and beyond expectations. After the services have been completed, the awards are made at the discretion of the Board of Directors. The fair value of the options are determined on the date the options are awarded according to several factors that include the exercise price of the option, the current price of the underlying share, the expected life of the options and the expected volatility of the stock. Generally speaking, a longer life and higher expected volatility yields a higher value of the option. In accordance with appropriate accounting guidance, the Company records the value of these options as operating expense during the period in which they are awarded. Stock options awarded to Company employees are also valued on the date they are awarded. However, the value of these options are expensed or capitalized over the vesting period. The current vesting period for all options is eighteen months. The nature of the services provided determines whether the value will be expensed or added to the value of a Company asset. To date, no services have been provided directly related to the construction of property and equipment, thus, all services have been charged to operations.

Operating Results

March 31, 2007 compared to March 31, 2006

For the year ended March 31, 2007, we incurred a loss of $1,793,000 or $0.04 per share. The compares to a loss for the year ended March 31, 2006 of $1,491,000 or $0.09 per share. The main reason for this increased loss is that non-cash stock-based compensation granted to directors, officers and employees increased by $798,000 in a year to year comparison. Stock options granted during the year were 2,168,000 options in 2007 as compared to 50,000 options in 2006.

In addition, professional fees totaled $663,000 in 2007 as compared to $386,000 in 2006. Legal and accounting fees increased $277,000 in 2007 due to legal fees associated with an SB-2 registration statement and the negotiation of the Raft River Energy operating agreement, and an increase in accounting fees associated with amendments to prior year federal tax returns. Losses incurred at Raft River Energy of $102,000 were recorded in 2007.

Increases in interest income of $670,000 and foreign currency gain of $262,000 helped to offset partially the increased costs. The foreign currency resulted from timing on transferring funds from the April 2006 private placement from our Canadian accounts into the U.S. The interest income resulted from money market fund interest on the balance of the Company’s cash balances.

March 31, 2006 compared to March 31, 2005

For the year ended March 31, 2006, we incurred a loss of $1,491,000 or $0.09 per share. The compares to a loss for the year ended March 31, 2005 of $1,830,000 or $0.12 per share. The main reason for this decreased loss is that exploration expenditures decreased by $439,000 in a year to year comparison. U.S. Geothermal development costs were capitalized in 2006 as a geothermal reservoir had been identified, and determined to be economic.

In addition, consulting fees decreased by $461,000 in 2006, which was offset partially by an increase in salaries and wages of $355,000. Individuals previously paid as consultants were hired as employees effective April 1, 2006.

Travel and promotion expenses increased $ 271,000 as the Company increased marketing and promotional efforts to attract and retain investors. Foreign currency gain increased by $245,000 as funds were transferred from our Canadian accounts into the U.S.

Contractual Obligations

The following table denotes contractual obligation by payments due for each period.

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Capital Leases	$ 665,550	$ 40,100	$ 96,200	$ 103,900	$ 425,350

Raft River Energy I LLC is the joint venture partnership constructing the power plant at Raft River, Idaho. This subsidiary is not consolidated into the financial statements. As such, the obligations of Raft River Energy are not reflected in this table.

Off Balance Sheet Arrangements

As of March 31, 2007, the Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk on Investments
At March 31, 2007, the Company held investments of $12,081,369 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At fiscal year end, the company held deposits that amounted to less than $30,000 in U.S. dollar equivalents. Also, the Canadian currency exchange rate has been reasonably consistent over the past fiscal year. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and, substantially, all operating transactions are conducted in U.S. dollars.

The strike price for the Company’s stock option plan has been stated in Canadian dollars as the plan has been administered through our Vancouver office and Pacific Corporate Trust Company. This subjects the Company to foreign currency risk in addition to the normal market risks associated with the stock price fluctuations. A long-term liability has been established to reflect the fair value of the stock options payable. The strike price on future option grants will be stated in US dollars.

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing a power purchase contract for a 20 year period for the first power plant scheduled to go into production. This type of arrangement will be the model for power purchase contracts planned for future power plants.

Item 8. Financial Statements and Supplementary Data

The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the consolidated financial statements that are a part of this Report (See Part IV, Item 15, exhibit 10.37) . Other financial information and schedules are included in the consolidated financial statements that are a part of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) or 15d-15(e) as of March 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective.

There has been no change to our internal control over financial reporting during the quarter or fiscal year ended March 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Williams & Webster
On June 12, 2007, the Public Company Accounting Oversight Board (“PCAOB”) in their release No. 105-2007-001 instituted disciplinary proceedings, making findings, and imposing sanctions against Williams & Webster, P.S., Kevin J. Williams, CPA, and John G. Webster, CPA. Pursuant to Section 105(c) of the Sarbanes-Oxley Act of 2002 and PCAOB Rule 5200(a)(1), Williams & Webster is censured, Kevin J. Williams is barred from being an associated person of a registered accounting firm, and John G. Webster is suspended for one year from being an associated person of a registered public accounting firm. Williams & Webster, P.S., will continue to provide audit services to their SEC clients under the direction of two other partners not subject to the disciplinary proceedings.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Identification of Directors, Executive Officers and Significant Employees
The following sets forth certain information concerning the current directors, executive officers and significant employees of our company. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of the board of directors of our company.

NAME	AGE	POSITION

Daniel J. Kunz	55	Chief Executive Officer, President and Director
Douglas J. Glaspey (1)	54	Chief Operating Officer and Director
John H. Walker (1)(3)	58	Chairman of the Board and Director
Paul A. Larkin (1)(2)(3)	57	Director
Leland R. Mink(3)	67	Director
Kerry D. Hawkley	53	Chief Financial Officer and Corporate Secretary
Kevin Kitz	46	Vice President, Development, Geo-Idaho
Robert Cline	50	Vice President, Engineering, Geo-Idaho
Christopher S. Harriman	49	President, U.S. Geothermal Services LLC

(1)	Member of the Audit Committee.
(2)	Audit Committee Financial Expert.
(3)	Independent Director.

Background and Business Experience
Daniel J. Kunz is the President and Chief Executive Officer and a director of GTH and the President of Geo-Idaho. He has served as a director of the company since March 2000, and was Chairman of the Board of Directors from March 2000 until December 2003. Prior to the acquisition of Geo-Idaho, he served as a director and the President for that company from February 2002 until the acquisition. Mr. Kunz was an executive of Ivanhoe Mines Ltd. from 1997, and served as its President, Chief Executive Officer and Director from November 1, 2000 until March 1, 2003. From March 2, 2003 until March 8, 2004, Mr. Kunz served as Interim President of Jinshan Gold Mines Inc. Mr. Kunz has more than 30 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations, having held key positions in MK Gold Company (President & CEO) and Morrison Knudsen Corporation (Vice President & Controller, and as CFO to the Mining Group). Mr. Kunz holds a Masters of Business Administration and a Bachelor of Science in Engineering Science. He is currently a director of several companies publicly traded on the Toronto Stock Exchange and the TSX Venture Exchange, including Jinshan Gold Mines Inc., Kenai Resources Ltd., and Chesapeake Gold Corp.

Douglas J. Glaspey is the Chief Operating Officer and a director of GTH. He has served as a director of the company since March 2000, and served as its President from March 2000 until the acquisition of Geo-Idaho. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition, and continues to serve as President. From

December 1986 to the present, Mr. Glaspey has been a Metallurgical Engineer and Project Manager with Twin Gold Corporation. Mr. Glaspey has 29 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation.

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

Dr. Leland “Roy” Mink is the former Program Director for the Geothermal Technologies Program, U.S. Department of Energy (DOE). Prior to working for the DOE Dr. Mink was the Vice President of Exploration for U.S. Geothermal Inc. He has also worked for Morrison-Kundson, Idaho Bureau of Mines and Geology and Idaho Water Resources Research Institute.

Kerry D. Hawkley serves as the company’s Chief Financial Officer and Corporate Secretary. He has served as the company’s controller since July 2003, and became CFO as of January 1, 2005. Since July 2003, he has also provided, and continues to provide, consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 30 years experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Kevin Kitz is the Vice President-Development of Geo-Idaho. He joined the company in April 2003. He is a mechanical engineer with 19 years of geothermal power plant design, construction and operating experience with UNOCAL, with whom he worked until November 2002. He holds a Bachelor of Science in Mechanical Engineering and Material Science, and is a Professional Engineer in California. During his career with Unocal, he was a Production and Operations Engineer at the 75 megawatt Salton Sea geothermal power plant in southern California, a Senior Production Engineer at the Geysers geothermal field in northern California, and a Power Plant Engineering Advisor in the Philippines for geothermal power plants ranging from 12 to 55 megawatts.

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

Christopher S. Harriman is the President of US Geothermal Services LLC. He has over ten years of power management experience and has eighteen years of industry experience. He worked for Black Hills Generation as plant manager of two 10 megawatt cogeneration facilities in southern Idaho. He also spent eight years with Exxon Shipping, and served in the U.S. Coast Guard. He joined us in July 2006.

Family Relationships
There are no family relationships between directors and the executive officer or any persons nominated to be a director.

Code of Ethics
Management submitted a proposed “Code of Ethics” to the Board of Directors for review and comment. The Board approved the code of ethics at the board meeting held in conjunction with the annual general meeting in September 2005. The code of ethics applies to all directors, officers and employees of the company. The Code of Ethics is included in the Company’s web page at www.usgeothermal.com.

Item 11. Executive Compensation

The Compensation and Benefits Committee is appointed annually by the Board of Directors to discharge the Board's responsibilities relating to compensation and benefits of the executive officers of the Company. The goals of the committee is to attract, retain and motivate our executive officers by providing appropriate levels of compensation and benefits while taking into consideration, among such other factors as it may deem relevant, the Company's performance, shareholder returns, the value of similar incentive awards to executive officers at comparable companies and the awards given to the executive officers in past years. The main categories of compensation available to the committee are base salary, discretionary annual performance bonuses, stock option grants, stock awards, and insurance reimbursements.

We compete with a variety of companies for our executive-level employees. The Compensation and Benefits Committee uses base salary to compensate the executive officers for services rendered as well as for motivation and retention purposes. Base salaries are intended to be competitive for companies of similar size and purpose, also taking into consideration individual factors such as experience, tenure, institutional knowledge and qualifications. Base salaries are reviewed annually to determine whether they are consistent with our overall compensation objectives. In considering increases in base salary, the Compensation and Benefits Committee reviews individual and corporate performance, market and industry conditions, and our overall financial health.

The Compensation and Benefits Committee may grant annual performance bonuses as a reward for achievement of individual and corporate short-term goals. Any grant of an annual performance bonus is discretionary and the amount is determined after recommendation from the chief executive officer. Bonus amounts should be dependent upon our financial and operational performance as well as the performance of the individual executive officer.

Generally, the Compensation and Benefits Committee grant stock options to all employees, including executive officers, annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically in the first or second fiscal quarter. The options vest 25% on date of grant, and another 25% each six months thereafter. In 2006, stock option grants to executive officers represented approximately 45% of the total stock option grants to all employees.

Our executive officers do not receive any material incremental benefits that are not otherwise available to all of our employees. Our health and dental insurance plans are the same for all employees.

Effective April 1, 2006, Daniel J. Kunz signed an employment agreement that increases the amount of time devoted to the business of the company to 140 hours per month at a compensation of $132,000 annually. Mr. Kunz is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The Company will also provide reasonable life insurance and accidental death coverage with the proceeds payable to Mr. Kunz’s estate or specified family member. The employment agreement may be terminated by the company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Kunz. Otherwise, the Company may terminate the agreement upon one month written notice. The agreement includes covenants by Mr. Kunz of confidentiality and non-competition, and provides for equitable relief in the event of breach. In the case of a change of control, Mr. Kunz can elect to receive compensation of $250,000 no later than five working days after the effective date of the change of control. A copy of the employment agreement is included as Exhibit 10.15 in Part IV of this report.

Douglas J. Glaspey, Chief Operating Officer, signed an employment agreement on April 1, 2006, that will remain in effect until December 31, 2008, which provides for an annual salary of $108,000. Mr. Glaspey is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner. In the event of early termination due to failure to comply with the agreement, the employee would be entitled to compensation earned through the date of termination. A copy of the employment agreement is included as Exhibit 10.17 in Part IV of this report.

Kerry D. Hawkley, Chief Financial Officer, signed an employment agreement on April 1, 2006, that will remain in effect until December 31, 2008, which provides for an annual salary of $96,000. Mr. Hawkley is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner. In the event of early termination due to failure comply with the agreement; the employee would be entitled to compensation earned through the date of termination. A copy of the employment agreement is included as Exhibit 10.16 in Part IV of this report.

Executive Compensation
Name and Principal position(s) (a)	Year Ended March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (f)	All Other Comp ($) (i)	Totals ($) (j)
Daniel J. Kunz, Chief Executive Officer and President	2007	132,000	30,000	532,257	37,960	732,217

Douglas J. Glaspey, Chief Operating Officer	2007	108,000	22,500	381,619	0	512,119

Kerry D. Hawkley, Chief Financial Officer	2007	96,000	25,000	135,575	0	256,575

(c) – Annual compensation that includes the dollar value of base salary (cash and non-cash).
(d) - Dollar value of bonuses (cash and non-cash) are eligible to all employees. Bonus plans are submitted and approved by the Board annually.
(f) – Stock options are valued at the grant date using the SFAS 123R value.
(i) – Other compensation consists of all other compensation not disclosed in another category.

The increases in officer salaries are primarily due to the change in employment status from part-time to full time. Daniel J. Kunz and Kerry D. Hawkley became full time employees of the

Company after April 1, 2006, and their salaries were adjusted to reflect these changes. Douglas J. Glaspey has been a full time employee for the past three fiscal years. All employees of the Company are eligible to receive a performance bonus based upon goals submitted and approved annually by the Board of Directors. Performance goals were earned and paid for the fiscal year ended March 31, 2007.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under							All Other
		Non-Equity Incentive Plan			Estimated Future Payouts Under				Option
		Awards			Equity Incentive Plan Awards			All Other	Awards:
								Stock	Number		Grant
								Awards:	of		Date Fair
								Number	Securities	Exercise or	Value of
								of Shares	Under-	Base Price	Stock
								of Stock	lying	of Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards[18]
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Daniel J. Kunz,
Chief
Executive	4/12/07								530,000	$ Cdn 1.00	$532,257
Officer		$	$	$
Douglas J
Glaspey, Chief
Operating	4/12/07								380,000	Cdn 1.00	381,619
Officer
Kerry D
Hawkley,
Chief Financial	4/12/07								135,000	Cdn 1.00	135,575
Officer

Outstanding Equity Awards at Fiscal Year End
Executive Name (a)	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexer- cisable (c)	Equity incentive plan awards; number of securities underlying unexcersised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares not vested (#) (g)	Market value of shares not vested (#) (h)	Equity incentive plan awards: number of unearned shares or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares or other rights that have not vested ($) (j)
Daniel J. Kunz	13,494			0.60	1/3/09	0	0
John H. Walker	40,000			0.60	1/3/09	0	0
Douglas J. Glaspey	22,134			0.60	1/3/09	0	0
Kerry D. Hawkley	40,000			0.60	1/3/09	0	0
Kerry D. Hawkley	60,000			0.85	11/10/09	0	0
Daniel J. Kunz	530,000			1.00	4/12/11	265,00	179,697
Douglas J. Glaspey	380,000			1.00	4/12/11	190,000	128,839
John H. Walker	115,000			1.00	4/12/11	57,500	37,300
Paul A. Larkin	180,000			1.00	4/12/11	90,000	58,383
Kerry D. Hawkley	135,000			1.00	4/12/11	67,500	45,772
Leland R. Mink	100,000			1.40	1/22/12	75,000	102,405

Daniel J. Kunz (January 10, 2006) and Douglas J. Glaspey (December 29, 2005) exercised options granted in a previous year.

	Shares	CDN	Number of Shares	Value of in-the-money
	Acquired on	$Value	Underlying	Unexercised
Name	Exercise	Realized	Unexercised Options	Stock Options
Daniel J. Kunz	100,000	$18,500	13,494/0	CDN$ 6,949/$0
Douglas J. Glaspey	100,000	$25,000	22,134/0	CDN$11,399/$0

U.S. Geothermal and their Board of Directors have previously provided additional incentive to our United States (“U.S.A.”) officers, directors, employees and consultants by offering stock options at a discount off market price as allowed by the TSX Venture exchange. The U.S.A. legislature and the Internal Revenue Service (“IRS”) have issued regulations to dissuade companies from granting these discounted stock options. Through the American Jobs Creation Act of 2004 and the Internal Revenue Code Section 409A, discounted stock options have now been classified as deferred compensation in which the “discount” is taxable at the date of vesting, instead of upon the date of exercise. They have also dictated that a 20% penalty on all discounts is to be paid at date of vesting. These new rules have been retroactively applied to all options vesting after January 1, 2005.

Since U.S. Geothermal stock options vest 25% on date of grant and 25% every six months thereafter, option holders would be subject to amending tax returns for prior years and paying tax and penalty on the value of the discount. These amendments and payments would be required whether or not the option holder exercises the options. The IRS is allowing option holders until December 31, 2007 to rectify the situation by allowing them to reprice the existing options to the market price on the date of option grant. As of March 31, 2007, the majority of our U.S.A. option holders have repriced their options to the market price on the date of grant. An adjustment to the fair market value of the repriced options was included in the stock compensation accrual for March 2007.

GTH did not award any shares, units or rights to any executive officer under a Long-Term Incentive Plan during the fiscal years ended March 31, 2005, 2006, and 2007.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compens- ation ($) (e)	Change in pension value and nonqualified deferred compensa- tion earnings ($) (f)	All other compensa- tion ($) (g)	Totals ($) (h)
John H. Walker	16,250		74,602			0	90,852
Daniel J. Kunz	162,000		532,257			37,960	732,217
Paul A. Larkin	24,000		116,768			0	140,768
Douglas J. Glaspey	130,500		381,619			0	512,119
Jon Wellinghoff	5,750		0			0	5,750
Leland R. Mink	0		95,026			0	95,026

Directors who are not otherwise remunerated per an employment agreement are paid $3,750 per quarter and $500 per board meeting attended in person. Directors who are also officers do not receive any cash compensation for serving in that capacity. However, all directors are reimbursed for their out-of-pocket expenses in attending meetings.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2007:

• Mr. Daniel J. Kunz, our Chief Executive Officer, was a member of the Compensation and Benefits Committee;

• none of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with us or any of our subsidiaries in which the amount involved exceeded $120,000 in which he had or will have a direct or indirect material interest, which were required to be reported under Item 13 of this report;

• none of our executive officers was a director or Compensation Committee member of another entity an executive officer of which served on our Compensation Committee; and

• none of our executive officers served on the Compensation Committee (or another board committee with similar functions) of another entity an executive officer of which served as a director on our board of directors.

Compensation Committee Report
The Compensation and Benefits Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on this review and discussion, the Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report.

Compensation and Benefits Committee

John H. Walker. Paul A. Larkin & Daniel J. Kunz

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans for the fiscal year ended March 31, 2007:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,936,128	CDN $0.96	1,444,923
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,936,128	CDN $0.96	1,444,923

The following table sets forth certain information known to the Company regarding the beneficial ownership of common stock as of March 31, 2007, or as of such later date as is listed below, of each person known to be the holder of more than 5% of our issued and outstanding stock.

Significant Owners
Title of Class (1)	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Owner (3)	Percent of Class (4)
Common Stock	Goldman, Sachs & Co, 295 Chipeta Way, Salt Lake City, UT 84108	4,200,000	9.60
Common Stock	SPCP Group LLC, 2 Greenwhich Plaza, Greenwhich, CT 06830	8,300,000	18.97
Common Stock	S.A.C. Capital Associates LLC, PO Box 58, Victoria House, The Valley, Anguilla	3,000,000	6.86
Common Stock	Winslow Green Growth Fund, PO Box 7247- 7057, Philadelphia, PA 19170-7057	2,700,000	6.17
Common Stock	Wexford Capital, Walker House, Mary Street, Georgetown, Cayman Islands	3,000,000	6.86
Common Stock	Daniel J. Kunz ; 1509 Tyrell Lane, Suite B; Boise, Idaho	2,541,026	6.44

The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock as of March 31, 2007, or as of such later date as indicated below, by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our executive officers and directors, serving at the time of the filing of this Report, as a group.

Name (1)	Common Shares Beneficially Owned (2)	Shares Individuals have the right to acquire within 60 days (3)	Total Number of Shares Beneficially Owned (4)	Percent of Class (5)
Daniel J. Kunz	2,541,026	410,994	2,952,020	6.68
Douglas J. Glaspey	1,160,425	307,134	1,467,559	3.24
Kerry D. Hawkley	40,000	201,250	241,250	0.55
John H. Walker	67,334	126,250	193,584	0.44
Paul A. Larkin	687,638	135,000	822,638	1.84
Leland R. Mink	0	25,000	25,000	0.06

Item 13. Certain Relationships and Related Transactions, and Director Independence

Equity Transactions with Owners and Directors

1. In September, 2004, the company agreed to pay past due compensation for services rendered in calendar year 2004 to Messrs. Kunz, Glaspey, Bourgeois (who was then the Chief Financial Officer and Secretary of the company) and Larkin, which, on October 19, 2004, each used to exercise options as follows:

OPTIONEE	Amount exercised (USD)	Amount exercised (CDN)	Exercise price (CDN)	Number of common shares
Daniel Kunz	$ 40,550.00	$ 51,903.60	$ 0.60	86,506
Doug Glaspey	$ 36,500.00	$ 46,719.60	$ 0.60	77,866
Ron Bourgeois	$ 13,000.00	$ 16,639.80	$ 0.60	27,733
Paul Larkin	$ 40,607.42	$ 51,978.00	$ 0.60	86,630

Totals	$130,657.42			278,735

Transactions with Management and Others

No material business transactions exist between the Company and management, or family or affiliates of management as at March 31, 2007. The Board of Directors must be notified in advance, and authorize, any transaction with the Company that may involve a member of management, or family or affiliates of management.

Certain Business Relationships

No material business relationships exist between the Company and directors, or family or affiliates of directors as at March 31, 2007.

Indebtedness of Management
Throughout the fiscal year and at fiscal year end, management was not indebted to the Company or any of its subsidiaries.

Code of Ethics
Management submitted a proposed “Code of Ethics” to the Board of Directors for review and comment. The Board approved the code of ethics at the board meeting held in conjunction with the annual general meeting in September 2005. The code of ethics applies to all directors, officers and employees of the company. The Code of Ethics is included in the Company’s web page at www.usgeothermal.com.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by the Company’s principal accountant for the fiscal years ended March 31, 2005, 2006 and 2007 are as follows:

Year Ended March 31,	Audit Fees (1)	Audit Related (2)	Tax Preparation (3)	Other Fees (4)
2007	$ 35,333	$ 3,725	$ 22,757	$ 7,043
2006	31,116	0	0	0
2005	38,300	0	0	0

(1)	Includes services for the annual audit of the Company’s financial statements and services associated with SB-2 registration statements filed with the SEC.
(2)	Fees charged for assurance and related services reasonably related to the performance of an audit, and not included under “Audit Fees”.
(3)	Fees charged for tax compliance, tax advice and tax planning services.
(4)	Fees for services other than disclosed in any other column.

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

The Audit Committee engaged Williams & Webster to perform the annual audit of the financial statements of the company. Audit fees and scope of work are monitored and approved by the Audit Committee as part of the engagement process. Items not included in the engagement process are reviewed and authorized by senior management, after consulting with the Audit Committee members.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

10.24

Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.25

Engineering, Procurement and Construction Agreement dated December 5, 2005 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006) *

10.26

Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 2, 2006)

10.27

Letter of Intent from Eugene Water and Electric Board to U.S. Geothermal Inc. dated February 22, 2006 (Incorporated by reference to exhibit 10.27 to the registrant’s Form SB-2 as filed on September 29, 2006).

10.28

Renewable Energy Credits Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form SB-2 as filed on September 29, 2006).

10.29

Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant’s Form 10-QSB quarterly report as filed on August 12, 2005)

10.30

Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.31

Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form SB-2 as filed on September 29, 2006).

10.32

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.33

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).*

10.34

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.35

Construction contract dated May 22, 2006 between Industrial Builders and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10- KSB annual report as filed on June 29, 2006)

10.36

First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.36 to the registrant’s Form 10-QSB as filed on February 20, 2007). *

10.37	Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2007.

23.1	Consent of Williams & Webster, P.S.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.
(Registrant)

June 27, 2007	/s/ Daniel J. Kunz
Date	Daniel J. Kunz Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Name	Title	Date

/s/ Daniel J. Kunz	Chief Executive Officer, President and Director (Principal Executive Officer)	June 27, 2007
Daniel J. Kunz
	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2007
/s/ Kerry Hawkley
Kerry Hawkley

/s/ Douglas J. Glaspey	Chief Operating Officer and Director	June 27, 2007
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	June 27, 2007
John H. Walker

/s/ Paul A. Larkin	Director	June 27, 2007
Paul A. Larkin

/s/ Leland R. Mink	Director	June 27, 2007
Leland R. Mink