Form 10-Q
period 2007-06-30
US GEOTHERMAL INC
filed 2007-08-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ___________

Commission File Number: 333-117287

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
Yes [X]   No [   ]

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of July 31, 2007
Common stock, par value	53,364,695
$ 0.001 per share

U.S. Geothermal Inc. and Subsidiaries
Form 10-Q
For the Quarter Ended June 30, 2007

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2007. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2008.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2007

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	Unaudited
	June 30,	March 31,
	2007	2007

ASSETS

Current
Cash and cash equivalents	$23,618,374	$6,759,161
Restricted cash	4,704,000	5,363,400
Receivable from subsidiary	125,370	154,277
Other current assets	46,195	27,706
Total current assets	28,493,939	12,304,544

Investment in subsidiary (note 2)	6,147,722	6,230,410
Property, plant and equipment	5,312,684	4,138,386
Total assets	$39,954,345	$22,673,340

LIABILITIES

Current:
Accounts payable and accrued liabilities	$921,888	$1,446,952
Related party accounts payable	10,311	9,510
Total current liabilities	932,199	1,456,462
Long-term:
Stock compensation payable (note 2 and 6)	3,193,078	2,397,564
Total liabilities	4,125,277	3,854,026

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
53,192,612 shares at June 30, 2007 and
43,810,512 shares at March 31, 2007	53,193	43,811
Additional paid-in capital	43,110,974	25,767,826
Accumulated deficit before development stage	(1,004,630)	(1,004,630)
Accumulated deficit during development stage	(6,330,469)	(5,987,693)
Total stockholders’ equity	35,829,068	18,819,314

Total liabilities and stockholders’ equity	$39,954,345	$22,673,340

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			Unaudited
	Unaudited	Unaudited	Cumulative Period
			From February 26,
	Three Months Ended June,		2002 (Inception) to
	2007	2006	June 30, 2007

Revenue	$-	$-	$-

Operating Expenses
Loss from investment in subsidiary	87,121	-	189,457
Consulting fees	15,114	8,246	478,918
Corporate admin and development	44,777	27,305	594,258
Exploration expenditures	-	-	440,611
Professional fees	159,547	213,068	1,786,548
Management fees	13,570	12,328	340,318
Salaries and wages	77,485	157,125	1,171,708
Stock based compensation	159,382	438,659	1,910,545
Travel and promotion	69,867	105,046	952,441
Loss from Operations	(626,863)	(961,777)	(7,864,804)

Other Income
Foreign exchange gain	79,375	410,329	501,986
Other income	13,545	-	103,751
Interest income	191,167	178,962	928,598

Net Loss	$(342,776)	$(372,486)	$(6,330,469)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding for Basic and Diluted Calculations	46,534,927	43,283,844

Other Comprehensive Income (Loss)
Net loss for the period	$(342,776)	$(372,486)	$(6,330,469)
Foreign currency translation adjustment	-	-	-

Total Comprehensive Loss	$(342,776)	$(372,486)	$(6,330,469)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Unaudited
	Unaudited	Unaudited	From February
			26, 2002
	Three Months Ended June,		(Inception) to
	2007	2006	June 30, 2007

Operating Activities:
Net loss	$(342,776)	$(372,486)	$(6,330,469)
Add non-cash items:
Depreciation	7,903	1,458	27,739
Loss of operations of subsidiary	87,121	-	220,425
Loss on disposal of equipment	12,375	-	12,375
Stock based compensation	159,382	438,659	1,910,544
Change in non-cash working capital items:
Accounts receivable, subsidiary	28,907	-	(125,370)
Accounts payable and accrued liabilities	(21,883)	242,328	98,865
Prepaid expenses & other	(18,489)	(32,093)	(46,195)
Total cash used by operating activities	(87,460)	277,866	(4,232,086)

Investing Activities:
Purchases of property, plant and equipment	(1,696,956)	(3,285,246)	(4,519,464)
Cash acquired in business combination	-	-	5,798
Cash restricted under contract	659,400	-	(4,704,000)
Investment in subsidiary	(4,433)	-	(6,373,945)
Total cash used by investing activities	(1,041,989)	(3,285,246)	(15,591,611)

Financing Activities:
Issuance of share capital, net of share issue cost	17,988,662	19,983,281	43,442,071
Total cash provided by financing activities	17,988,662	19,983,281	43,442,071

Foreign Exchange Effect On Cash And Cash
Equivalents	-	-	-

Increase (Decrease) In Cash And Cash Equivalents	16,859,213	16,975,901	23,618,374

Cash And Cash Equivalents, Beginning Of Period	6,759,161	196,499	-

Cash And Cash Equivalents, End Of Period	$23,618,374	$17,172,400	$23,618,374

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

			Unaudited
	Unaudited	Unaudited	From February 26,
	Three Months Ended June,		2002 (Inception) to
	2007	2006	June 30, 2007

Supplemental Disclosure:
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	$173,639
Shares issued with employment agreements	-	-	198,984
Shares issued for geothermal property	-	-	77,350
Purchase of property and equipment on account	$502,380	-	2,169,048
Warrants issued for share issue cost	-	-	158,778

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Shares issued for cash at $0.015 per share – February 26,
2002	2,600,000	$2,600	$37,400	$-	$-	$-	$-	$40,000
Shares and warrants issued for Geothermal property at
$0.009 – March 5, 2002	1,895,000	1,895	15,105					17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho	4,495,000	4,495	52,505	-	-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002	395,000	395	98,355					98,750
Shares issued for services at $0.25 per share – May 28,
2002	5,000	5	1,245					1,250
Shares issued for cash at $0.30 per share – November 1,
2002	1,023,667	1,024	306,076					307,100
Shares issued for services at $0.30 per share – November
1, 2002	10,000	10	2,990					3,000
Shares issued for services at $0.30 per share – February
14, 2003	151,170	151	45,199					45,350

Net loss for the period							(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$-	$(164,909)	$347,541

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO JUNE 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$-	$(164,909)	$347,541

Consolidation adjustment to the number of shares issued
and outstanding as a result of the reverse take-over
transaction- U.S. Geothermal Inc.- Idaho; December
19, 2003	(6,079,837)	(6,080)	6,080					-
Legal parent company shares issued and outstanding at
time of reverse take-over- U.S. Cobalt Inc.; December
19, 2003	2,274,616	2,275	(2,275)					-
Shares issued for acquisition of U.S. Geothermal Inc.-
Idaho	6,939,992	6,940	(6,940)				(408,166)	(408,166)
Warrants issued for acquisition of U.S. Geothermal Inc.-
Idaho					629,256		(629,256)	-

Shares and warrants issued for cash at a price of $0.45 per
share in a private placement, net of share issue costs of
$75,122 paid in cash and $25,437 paid by issuance of
83,333 agent’s warrants- December 19, 2003	3,322,221	3,322	959,230		457,326			1,419,878
Shares and warrants issued for conversion of notes at
$0.45 per share – February 20, 2004	385,864	386	123,090		50,162			173,638
Stock options granted			296,081					296,081

Foreign currency translation gain						35,792		35,792

Net loss for the year							(676,398)	(676,398)

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in
a private placement, net of share issue costs of
$225,131 paid in cash and $133,341 paid by the
issuance of 280,000 agent’s warrants- September 17,
2004	4,000,001	4,000	1,103,082		1,324,038			2,431,120
Shares issued for property at a price of $0.60- February
22, 2005	100,000	100	60,251					60,351
Shares issued for stock options exercised	308,735	309	145,133					145,442
Stock options granted			295,540					295,540
Foreign currency translation gain						129,470		129,470
Net loss for the year							(1,830,421)	(1,830,421)
Balance, March 31, 2005	17,331,429	17,332	3,485,642	-	2,460,782	165,262	(3,709,150)	2,419,868
Stock options granted			180,780					180,780
Expiration of stock purchase warrants			1,061,145		(1,061,145)			-
Shares issued for stock options and warrants exercised	812,415	812	526,753		(75,599)			451,966
Stock issued as result of employment agreements	120,000	120	83,880					84,000
Foreign currency translation loss						(165,262)	32,792	(132,470)
Capital stock issuable as result of a private placement to
be closed April 3, 2006				20,134,260				20,134,260
Stock compensation liability			(383,510)		(1,324,038)			(1,707,548)

Net loss for the year							(1,523,385)	(1,523,385)

Balance, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

Stock issued as result of employment agreements	49,168	49	65,331				4	65,384
Stock options granted			978,772					978,772
Shares issued for stock options and warrants
exercised	497,500	498	487,595		(137,806)			350,287
Capital stock issued as result of a private
placement closed April 3, 2006	25,000,000	25,000	20,109,260	(20,134,260)				-
Stock purchase warrants expired			1,186,232		(1,186,232)			-
Stock compensation liability			(2,014,054)		1,324,038			(690,016)
Net loss for the period							(1,792,584)	(1,792,584)

Balance, March 31, 2007	43,810,512	43,811	25,767,826	-	-	-	(6,992,323)	18,819,314

Capital stock issued as result of a private
placement closed June 5, 2007	9,090,900	9,091	17,757,681					17,766,772
Shares issued for stock options and warrants
exercised	291,200	291	221,599					221,890
Stock compensation liability			(636,132)					(636,132)
Net loss for the period							(342,776)	(342,776)
Balance, June 30, 2007 (unaudited)	53,192,612	$53,193	$43,110,974	$-	$-	$-	$(7,335,099)	$35,829,068

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited – Prepared by Management)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates more-than-50% owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Cobalt Inc. (incorporated in the State of Colorado);
iv)	U.S. Geothermal Services, LLC (incorporated in the State of Delaware).

All Company transactions are eliminated on consolidation.

Raft River Energy I LLC was consolidated through July 2006, after which the entity is recorded under the equity method. See Consolidation of Variable Interest Entity in Note 2 for further discussion.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Company

Pursuant to Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” (SFAS 7), the Company is considered to be a development stage enterprise since its planned principal operations have not commenced. The various entities that comprised the Company prior to February 26, 2002 were not engaged in operations directly related to the development of geothermal power plants. After that time, the Company began its current and primary development activities, and accordingly, accounted for the accumulated deficit separately from the prior operations. The statements of operations, stockholders’ equity and cash flows present the accumulated activities from the inception of the current operating activities to present. This presentation will continue until the Company begins operations.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short term deposits, and other investments with maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Discussion regarding restricted cash is included in Notes 5 and 9. With the large value of funds invested in short term deposits, small variations in short term interest rates may materially affect the value of cash equivalents. Investments in government obligations accumulate higher interest, but the principal balance is not insured by the FDIC. All investments held by the Company are highly liquid, available on demand.

Concentration of Credit Risk

The Company’s cash and cash equivalents consisted of commercial bank deposits, a money market account, and petty cash. The money market funds totaled $28,096,690, and are not subject to deposit insurance. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian

(approximately $94,000 in U.S. dollars at June 30, 2007). At June 30, 2007, the Company exceeded the FDIC insured amount by approximately $68,987 and did not exceed the CIDC insured amount.

Consolidation of Variable Interest Entities

The Company has a significant interest in a Raft River Energy I, LLC (RREI), which has been determined to be a variable interest entity as defined by FASB Interpretation No. 46(R) (FIN 46(R)). RREI’s purpose is to hold the financial interests of the first phase of the Raft River project for the construction of a 10 megawatt geothermal power plant. As described below, the Company’s interest changed during the current fiscal period from primary beneficiary to a significant interest.

RREI resulted from agreements signed August 9, 2006, between U.S. Geothermal Inc. and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, U.S. Geothermal sold 50% of its ownership in Raft River Energy to Raft River Holdings. As a result of the agreements, U.S. Geothermal is required to contribute approximately $6,400,000 in cash and property, and Raft River Holdings is required to contribute $34,000,000 to Raft River Energy.

As of June 30, 2007, U.S. Geothermal Inc. has contributed $6,363,714 in cash and property to the project, while Raft River Holdings has contributed $30,993,100. As a result, Raft River Holdings has been designated the primary beneficiary.

For periods prior to August 2006, U.S. Geothermal was the 100% owner of RREI and consolidated the loss of $30,968. For the period August 2006 to March 2007, U.S. Geothermal recorded RREI under the equity method of accounting for investments in subsidiaries based on the capital contribution ratio at March 31, 2007 (loss of $102,336).

RREI’s latest audited financial information is summarized as follows:

As of November 24, 2006:
Total current assets	$3,417,793
Property and equipment	18,618,764
Total assets	$22,036,557

Total current liabilities	$3,360,052
Members’ equity	18,676,505
Total liabilities and equity	$22,036,557

From inception on August 18, 2005 to
November 24, 2006:
Operating revenues	$0
Operating loss	(245,879)
Net loss	(237,309)

Property, Plant and Equipment

Costs of acquisition of geothermal properties are capitalized on an area-of-interest basis. Geothermal properties include all direct costs for the acquisition of land rights, water rights and mineral rights. Amortization of these costs will be on a unit-of-production basis, based on estimated proven geothermal reserves should such reserves be found. If an area of interest is abandoned, the costs thereof are charged to income in the year of abandonment. With the inherent uncertainty of calculating the units of production for a renewable resource, revisions to the estimates and the subsequent field performance of the resource would cause the life of the resource to differ significantly from the estimated units of production. A large percentage increase or decrease in the estimated reserves would decrease or increase the depreciation, depletion or amortization of capital costs proportionately.

The Company expenses all costs related to the development of geothermal reserves prior to the establishment of proven and probable reserves.

Depreciation will be based upon the estimated useful life of the asset. For assets directly related to revenue production defined by a specific contract, the estimated useful lives will not exceed the life of the contract. Depletion on wells and other assets directly involved in the extraction of the natural resources will be based upon the total estimated capacity on a unit of production basis. Units will be defined as gallons of geothermal water, processed through the plant, used directly in the production of revenues.

Other equipment is recorded at cost. Depreciation of other equipment is calculated on a straight-line basis at an annual rate of 30%.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted SFAS 144 and evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. As expected for the initial stages of the Company’s operations, circumstances have not warranted the recognition of losses due to the impairment of long-lived assets.

Stock Options Granted to Employees and Non-employees

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all options is eighteen months.

Under SFAS 123(R), the Company has elected to use the modified prospective transition method, and accordingly, the Company’s consolidated financial statements for periods prior to adoption of SFAS 123(R) have not been restated to reflect, and do not include the impact of adopting.

For non-employee stock based compensation, the Company has adopted EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Non-employee stock options have been granted, at the Board of Director’s discretion, to select vendors as a bonus for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date which was also the measurement date.

Pursuant to the requirements to SFAS 123(R), the Company made certain reclassifications to its consolidated balance sheet as of March 31, 2006, to reflect the stock compensation liability that resulted from the issuance of stock options denominated in a foreign currency. The reclassification from shareholder equity to liabilities amounted to $1,707,548 at March 31, 2006. We account for stock-based compensation in accordance with SFAS No.123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (SFAS 128), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2007 and March 31, 2007, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

Refundable tax credit is comprised of Goods and Services Tax (“GST”) which is refundable from the Government of Canada and is included in other assets.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS 109 to allow recognition of such an asset.

At June 30, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,295,000 (March 31, 2007 - $2,177,500) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2007. The significant components of the deferred tax asset at June 30, 2007 and March 31, 2007 were as follows:

	June 30,	March 31,
	2007	2007
Estimated net operating loss carry forward	$6,750,000	$6,404,500

Deferred tax asset	$2,295,000	$2,177,500
Deferred tax asset valuation allowance	(2,295,000)	(2,177,500)
Net deferred tax asset	$-	$-

At June 30, 2007, the Company has net operating loss carry forwards of approximately $6,750,000 ($6,404,500 in March 31, 2007), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2007 to June 30, 2007 was $117,500.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Going Concern

Based on the Company’s projected spending over the next 12 months, the approximate $17.8 million in cash generated from the private placement completed June 5, 2007, and the Company’s other available resources obtained from prior issuance stock offerings; the Company’s auditors have removed the going concern qualification on the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $7,335,099 and has no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2008 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

Accounting Pronouncements - Recent

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted. Management is currently evaluating the potential impact of the adoption of this statement on the financial position, results of operations and cash flows of the Company. Management has not elected early adoption of this statement.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The statement is to be effective for financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

NOTE 3 - REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants, of which 2,150,309 common shares and no share purchase warrants were held in escrow as at December 31, 2005 (as of March 31, 2005, 4,243,325 common shares and 1,946,937 share purchase warrants were held in escrow). Each share purchase warrant entitled the holder to purchase one additional common share at a price of $0.75 per share until December 19, 2005. As of December 31, 2005, the 2,420,217 stock purchase warrants noted above expired without exercise. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH are included in these financial statements from December 19, 2003. GEO - Idaho is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the balance sheet at their previously recorded values.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended June 30, 2007, the Company incurred costs of $101,647 in the continued construction of Raft River Project phase I. The Company acquired additional geothermal rights for $1,015,102. An interconnection facility study was competed that amounted to $56,000. Vehicles and computer equipment utilized by the corporate administrative and the Raft River site offices were purchased for $21,827.

During the year ended March 31, 2007, the Company incurred an additional $12,084,849 in construction costs for Raft River Project phase I. These costs were primarily for the drilling of additional wells and the construction of the power plant and related infrastructure. Raft River Holdings reimbursed the Company for $4,917,100 in amounts associated with Raft River Energy phase I. As described in note 2, property (both geothermal property and construction in process) was transferred to Raft River Energy, in exchange Company’s interest in the subsidiary that amounted to $6,363,714. In addition to construction activities, the Company acquired 1,083 acres of surface rights in exchange for cash payments of $1,281,006 and 631 acre feet per annum in water rights for $138,820. Legal fees for $87,121 were incurred for the acquisition of mineral rights. The Company acquired access to 5,409 acres of surface, mineral and geothermal rights through a lease payment of $15,000. Vehicles, furniture and computer equipment utilized by the corporate administrative and the Raft River site offices were purchased for $102,800.

Property, plant and equipment consisted of the following at the dates shown:

	June 30,	March 31,
	2007	2007
Geothermal Property (land and equipment)
Balance, beginning of period	$1,816,115	$775,079
Contributed to subsidiary	-	(480,911)
Acquisitions	1,071,102	1,521,947
Balance, end of period	2,887,217	1,816,115

Construction in Process- Raft River Project
Balance, beginning of period	2,233,982	949,036
Contributed to subsidiary	-	(5,882,803)
Reimbursed by partner	-	(4,917,100)
Acquisitions	101,647	12,084,849
Balance, end of period	2,335,629	2,233,982

Other Equipment
Balance, beginning of period	108,125	5,325
Acquisitions	21,827	102,800
Deletions	(15,000)	-
Balance, end of period	114,952	108,125
Less: Accumulated depreciation	(25,114)	(19,836)
Balance, end of period	89,838	88,289

	$5,312,684	$4,138,386

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended June 30, 2007, the Company issued 291,200 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN.

On June 5, 2007, the Company completed a private placement of 9,090,900 common shares at a price of $2.20 CDN ($2.08 U.S. as of June 5, 2007). Proceeds, net of financing fees, totaled $17,766,772.

During the quarter ended March 31, 2007, the Company issued 62,500 common shares upon the exercise of 12,500 stock options, plus 50,000 broker compensation options at an exercise price of $1.00 CDN ($0.83 U.S.).

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

On April 3, 2006, the Company completed a private placement of 25,000,000 common shares at a price of $1.00 CDN ($0.86 U.S. as of April 3, 2006). Proceeds, net of financing fees, totaled $20,134,260. Of the net proceeds, $172,370 had been received in the Company’s bank accounts prior to year end. Since the subscription forms reflected a March 30, 2006 date, and the remainder of the cash of $19,961,890 was on deposit with Dundee Securities Corporation, the private placement was recorded as “Private placement proceeds receivable” and as “Capital Stock Issuable” in the financial statements at March 31, 2006.

NOTE 6 - STOCK BASED COMPENSATION

The Company’s stock option plan provides for the grant of incentive stock options for up to 4,381,051 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are the same for external parties as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with no conditions precedent to vesting. Since the plan has been administered by the Company’s Vancouver office and Pacific Corporate Trust Company, the Company has issued stock options with an exercise price stated in Canadian dollars per share.

U.S. Geothermal and their Board of Directors have previously provided additional incentive to our United States (“U.S.A.”) employees and consultants by offering stock options at a discount off market price as allowed by the TSX Venture exchange. The U.S.A. legislature and the Internal Revenue Service (“IRS”) are now issuing regulations to dissuade companies from granting these discounted stock options. Through the American Jobs Creation Act of 2004 and the Internal Revenue Code Section 409A, discounted stock options have now been classified as deferred compensation in which the “discount” is taxable at the date of vesting, instead of upon the date of exercise. They have also dictated that a 20% penalty on all discounts is to be paid at date of vesting. These new rules have been retroactively applied to all options vesting after January 1, 2005.

Since U.S. Geothermal stock options vest 25% on date of grant and 25% every six months thereafter, option holders would be subject to amending tax returns for prior years and paying tax and penalty on the value of the discount. These amendment and payments would be required whether or not the option holder exercises the options. The IRS is allowing option holders until December 31, 2007 to rectify the situation by allowing them to reprice the existing options to the market price on the date of option grant. As of March 31, 2007, the majority of our U.S.A. option holders have repriced their options to the market price on the date of grant. An adjustment to the fair market value of the repriced options was included in the stock compensation accrual for March 2007.

During the quarter ended March 31, 2007, the Company granted 235,000 stock options to consultants and employees exercisable at a price of $1.40 CDN ($1.24 U.S.) until January 22, 2012.

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

The following table reflects the summary of stock options outstanding at June 30, 2007 and changes during the three months ended:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares under	Price Per	Fair Value	Value
	options	Share	(US $)	(US $)

Balance outstanding, March 31, 2006	$1,065,628	$0.69 CDN	$0.37	$399,146
Forfeited	(145,000)	0.86 CDN	0.62	(90,487)
Exercised	(152,500)	0.63 CDN	0.30	(46,427)
Granted	2,168,000	1.05 CDN	0.99	2,140,719
Balance outstanding, March 31, 2007	2,936,128	0.96 CDN	0.82	2,402,951

Forfeited	-	-	-	-
Exercised	(291,200)	0.83 CDN	0.44	(128,209)
Granted	-	-	-	-

Balance outstanding, June 30, 2007	2,644,928	$0.98 CDN	$0.86	$2,274,742

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee termination within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan. The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.99 per share. The assumptions used to calculate the fair value are as follows:

		Fiscal Years Ended
	2007	2006	2005

Dividend yield	0	0	0
Expected volatility	82-149%	140%	144-155%
Risk free interest rate	3.94-4.20%	3.25%	2.83-3.18%
Expected life (years)	3.36	3.00	3.06

Changes in the subjective input assumptions can materially affect the fair value estimate and,

therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2007:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60 CDN	275,628	1.66	275,628
0.72 CDN	115,000	2.42	115,000
0.85 CDN	20,000	3.75	15,000
0.90 CDN	250,000	2.42	250,000
1.00 CDN	1,609,300	3.75	1,205,425
1.15 CDN	165,000	4.25	82,500
1.40 CDN	210,000	4.58	33,750

$ 0.98 CDN	2,644,928	3.45	1,977,303

The following table summarizes information about the stock options outstanding at March 31, 2007:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$ 0.60 CDN	355,628	1.91	355,628
0.72 CDN	197,500	2.67	197,500
0.85 CDN	20,000	4.00	15,000
0.90 CDN	347,500	2.67	347,500
1.00 CDN	1,615,500	4.00	807,750
1.15 CDN	165,000	4.50	82,500
1.40 CDN	235,000	4.83	58,750

$ 0.96 CDN	2,936,128	3.59	1,864,628

A summary of the status of the Company’s nonvested stock options for the fiscal year ended March 31, 2007 and for the quarter ended June 30, 2007 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2006	$142,500	$0.69 CDN	$0.37
Granted	2,168,000	1.05 CDN	0.99
Vested	(1,094,000)	0.63 CDN	0.30
Forfeited	(145,000)	0.86 CDN	0.62
Nonvested, March 31, 2007	1,071,500	0.96 CDN	0.82

Granted	-	-	-
Vested	(403,875)	1.00 CDN	0.68
Forfeited	-	-	-
Nonvested, June 30, 2007	667,625	$1.12 CDN	$1.10

As of June 30, 2007, there was $216,819 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended March 31, 2007 was $992,778; and for the quarter ended June 30, 2007 was $159,382.

Stock Purchase Warrants

As at June 30, 2007, 454,545 share purchase warrants at an exercise price of $2.08 US were issued to compensate brokers resulting from the private placement of 9,090,900 common shares issued June 5, 2007.

During the quarter ended September 30, 2006, stock purchase warrants representing 3,985,001 common shares at an exercise price of $1.25 CDN expired without being exercised, stock purchase warrants representing 280,000 common shares at an exercise price of $0.85 CDN were exercised, and stock purchase warrants representing 15,000 common shares at an exercise price of $1.25 CDN were exercised.

NOTE 7 - RELATED PARTY TRANSACTIONS

At June 30, 2007 and March 31, 2007, the amounts of $10,311 and $9,510, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $125,370 and $154,277 at June 30, 2007 and March 31, 2007; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within the next year of operations.

The Company incurred the following transactions with directors, officers and a company with a common director:

	Quarter
	Ended	Year Ended
	June 30,	March 31,
	2007	2007

Administrative services	$5,472	$20,563
Director fees	7,500	23,250
Consulting fees	6,000	24,000

	$18,972	$67,813

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

Consolidated Balance Sheets	U.S. GAAP June 30, 2007	Canadian GAAP June 30, 2007	U.S. GAAP March 31, 2007	Canadian GAAP March 31, 2007
Plant, Property & Equipment	$ 5,312,684	$ 5,753,295	$ 4,138,386	$ 4,578,997
Total Assets	39,954,345	40,394,956	22,673,340	23,113,951
Stockholders’ Equity	35,829,068	36,269,679	21,216,878	21,657,489
Total Liabilities & Stockholders’ Equity	$39,954,345	$40,394,956	$22,673,340	$23,113,951

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Qtr Ended June 30, 2007	Canadian GAAP Qtr Ended June 30, 2007	U.S. GAAP Year ended March 31, 2007	Canadian GAAP Year ended March 31, 2007
Exploration Expenditures	$ -	$ -	$ -	$ -
Loss from Operations	(626,863)	(626,863)	(2,987,869)	(2,987,869)
Net Loss	(342,776)	(342,776)	(1,792,584)	(1,792,584)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The leases provide for the following annual payments within the next five fiscal years:

Year
Ending
March 31,	Amount

2008	$45,400
2009	50,800
2010	53,800
2011	54,100
2012	46,250
Thereafter	379,100

Power Purchase Agreement
The Company has signed a 10 megawatt power purchase agreement with Idaho Power Company for sale of power generated from its planned phase one power plant. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the phase two plants to other purchasers. These agreements are all contingent upon successful financing and construction of the power plant at Raft River. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

Construction Contract
On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, as amended, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company. The amount will increase monthly until a maximum letter of credit amount of $10,252,000 is reached. A $4,704,000 money market fund is pledged as collateral backing the letter of credit as of June 30, 2007, and is reported as restricted cash.

Partnership Agreement Construction Costs
Under the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and us, Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute in staged payments a total of $34 million in cash and we will contribute $5 million in cash and approximately $1.4 million in production and injection wells and geothermal leases to Raft River Energy I LLC, the Phase 1 project joint venture company. If total construction costs exceed budget, US Geothermal will contribute the required additional funding to the joint venture.

Office Lease
The Company leases general office space for an executive office in Boise at an annual cost of $31,051. The underlying lease is a year-to-year lease that expires on January 31, 2008.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Plan of Operations

With the exception of historical facts, the statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. Forward-looking statements may be identified by words such as “may”, “should”, “anticipates”, “expects”, “believes”, “plans”, “predicts” and similar terms. These forward-looking statements include, but are not limited to, statements concerning our strategy, operating forecasts, and our working capital requirements and availability. Forward-looking statements are not guarantees of future performance, and are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2007 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

The US dollar is the Company’s functional currency; however some transactions involved the Canadian dollar. All references to “dollars” or “$” are to United States dollars and all references to $ CDN are to Canadian dollars.

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

During the three months ended June 30, 2007, GTH was focused on (1) supporting construction of Phase I of the Raft River, Idaho geothermal project (“Raft River”), (2) the completion of drilling of production and injection wells for Phase I, and (3) the evaluation of potential new geothermal project acquisitions.

The construction of the Unit One, 13-megawatt power plant is under the direction of Ormat Nevada Inc., a subsidiary of Ormat Technologies Inc. Plant construction is proceeding on schedule and budget. This element of the Raft River project is expected to be fully functional and online in the fourth quarter of 2007.

  All major power plant equipment has been delivered to site and set on foundations.
  The prime electrical construction contract was awarded to Merit Electric Incorporated in May.
  Piping and electrical connections are proceeding on schedule.
  The control room and motor control center building has been erected and switchgear installed.
  The cooling tower is 95% complete.
  The geothermal injection pumps and motors have been set in place.
  High voltage interconnection to BPA substation with Idaho Power and Raft River Electrical Co-operative metering is nearing completion.

U.S. Geothermal is construction manager for the remainder of the project construction work outside the scope of the Ormat contract. This work includes pipelines, production pumps and certain electrical transmission activities. The first two geothermal production pumps have been delivered to the site. A drill rig is currently on site and has installed a 29-stage, 800 to 1,000 horsepower production pump in production well RRG-2. The drill rig will move next to production well RRG-1 to install a 33-stage, 1,000 horsepower production pump. Two more production well pumps are scheduled for delivery to the site within the next 60 days.

Pipeline completion activities and wellhead installations are in progress. A major supplier has delivered to production well RRG-2 the first of four containerized well control modules. Each module contains an electronic control package, cooling system, and lubrication system required to operate and monitor the pump at the production well. Hot geothermal brine from production well RRG-2 is scheduled to flow through the new geothermal pipelines to the power plant for the first time in mid-August.

The cooling water supply piping system is approximately 75% complete for initial operations, including the refurbishment of an existing 300,000 gallon storage tank, and the development of a land application system that will be used to dispose of the cooling tower blow down water. Electrical transmission work needed to connect the new geothermal power plant to the existing substation is complete.

The Company has assembled a team of seven qualified technicians for the ongoing operation and maintenance of the Unit One power plant and planned future power plant units at Raft River. The team is currently on site and undergoing training and other activities associated with the finalization of the power plant construction and its planned operating procedures.

Contract negotiations with Idaho Power Company, the regulated utility owned by IDACORP, are progressing toward the mutual goal of converting the existing power sales contract for Unit One from a limit of 10 average megawatts per month to a full output contract with an estimated annual average output of between 12 and 14 megawatts. Detailed contract negotiations are focusing on the terms and conditions specific to Idaho’s first geothermal power project. Idaho Power and the Company expect to be able to use this first contract as a template for advancing negotiations for the output from the planned Unit Three at Raft River and 26 megawatts of planned production from the Company’s Neal Hot Springs project located in southeast Oregon. As reported earlier, Idaho Power named U.S. Geothermal successful bidder for 45 megawatts of geothermal power from future development of Raft River and the initial phase of Neal Hot Springs.

The Company is also in the final stages of contract negotiations with Eugene Water and Electric Board (“EWEB”), Eugene Oregon, for a power purchase agreement associated with the power output from the planned 13-megawatt Unit Two at Raft River. The negotiations with Idaho Power and EWEB recognize that the power purchase agreements are subject to the parties’ board approval and are contingent upon extension of the federal Production Tax Credit and successful drilling and resource discovery at Raft River and Neal Hot Springs.

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

On May 8, 2006, Idaho Power confirmed that GTH would be allowed to bid the Raft River Unit 1 project into the recently issued Idaho Power geothermal “Request for Proposal for Geothermal Power”. If Idaho Power selects GTH as a successful bidder, the Company expects that under a new PPA with Idaho Power which could replace the current PPA, the Unit 1 power plant will be allowed to sell its full output capacity of up to 13 megawatt annual average, instead of being capped at 10 average megawatt per month as mandated under the current PPA. This 30% increase in plant output would be achieved with relatively small amounts of additional capital investment and is expected to decrease the operating cost per kilowatt-hour.

On May 16, 2006, a $225,000 contract was signed with Raft River Rural Electrical Co-op to build the production well power distribution lines for delivery of electricity from the power plant to the well heads. At June 30, 2007, the distribution lines were approximately 95% complete.

On May 22, 2006, a $2.6 million contract was signed with Industrial Builders of Ontario, Oregon to construct the geothermal pipeline gathering and distribution system which will connect the production and injection wells with the power plant. At June 30, 2007, this component was approximately 90% complete.

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

Announced on September 5, 2006, property for a second geothermal project at Neal Hot Springs in eastern Oregon near the Idaho Border was acquired by the Company. The new property consists of 8.5 square miles of geothermal energy and surface rights and was leased from a private, third party. The property has an identified geothermal resource and was made part of U.S. Geothermal’s submittal to Idaho Power Company’s Request For Proposals for electricity produced from geothermal sources.

On February 6, 2007, a lease was entered into with Cyprus Gold Exploration Corporation (“Cyprus”), a subsidiary of Phelps Dodge Corporation, for and undivided interest in geothermal rights associated with 4,760 acres (7.4 square miles) at Neal Hot Springs. This lease adds 758 acres (1.2 square miles) of new area to the lease announced on September 5, 2006, and overlaps both surface and undivided geothermal rights that were previously acquired at the site.

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

U.S. Geothermal has awarded a $1.3 million dollar contract to ITT Industries/Goulds Pumps to provide line-shaft geothermal production pumps for the project. The first two production pumps have been delivered and one is installed.

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

On December 28, 2006, the Company entered into an agreement with Disco Associates, Inc. for well-head construction for the initial base amount of $478,475. At June 30, 2007, this project was approximately 80% complete.

On March 21, 2007, the Company was named successful bidder in Idaho Power Company’s request for geothermal electricity. Negotiations began on the terms of a purchase power agreement for an annual average of 45.5 megawatts from the Raft River and Neal Hot Springs projects.

The Company entered into an agreement with a syndicate of Canadian investment dealers to underwrite a private placement of 6,818,182 shares of common shares at a cost of $2.20 CDN per share to raise gross proceeds of approximately $15 million in Canadian dollars ($13.5 million US Dollars). The Underwriters had the option to purchase up to an additional 2,272,727 common shares at the issue price under the offering that could gross up to approximately $20 million in Canadian dollars ($18.0 million US Dollars). The proceeds will be used to fund current and future plant development. The offering closed June 5, 2007.

Operating Results

For the quarter ended June 30, 2007, we incurred a loss of $342,776 which represented $0.01 per share. The operating loss was consistent with the loss incurred during the first quarter of 2006. Most operating expenses were reasonably consistent with the prior year. Significant variances were noted in stock based compensation and foreign exchange gain.

Stock based compensation costs were $279,277 (approximately 64%) lower in the first quarter of 2007 compared to the first quarter of 2006. In the first quarter 2006, 1.76 million stock options were issued by the Company. Of those options, 25% vested in that quarter. Also, a large portion of options issued prior to the first quarter 2006, vested in that quarter and the respective costs were recognized.

A large foreign exchange gain that amounted to $410,329 was reported in the first quarter of 2006 that related to the funds generated in Canadian currency from a private placement offering that were left in the foreign currency until favorable exchange rates were available. The level of gain reported in the first quarter of 2007 is more typical of the Company’s operations.

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

Off Balance Sheet Arrangements

As of June 30, 2007, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2007, added to our recent private placement completed June 5, 2007, is adequate to fund our general operating and development activities through March 31, 2009. The Company obtained project capital to construct Raft River power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the phase one project are currently estimated to be between $39 and $41 million. The majority of the funds needed for the project will be provided by existing funds and through the partnership arrangement. If additional funds are needed, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits

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

Going Concern
Based on our projected spending over the next 12 months, our current operating funds and approximately $18 million that was raised from the private placement completed June 5, 2007, our auditors have determined that the going concern qualification on our financial statements is not needed. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and financing for construction of the Phase 1 power plant. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $7,335,099 for the period from February 26, 2002 (inception) to June 30, 2007, and have no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2007 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

Property, Plant and Equipment
During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, and mineral rights. Since the costs of land and the rights surrounding the access geothermal and surface water reservoirs are relatively small, these items have been included, but have not been reported separately in our financial statements. The Company’s first power plant is scheduled to be operational in October 2007; however, it was still under construction at June 30, 2007. The costs of this power plant are being accumulated in construction in process accounts until the plant becomes operational. Once the plant is operational, these costs will be charged to operations in a systematic manner based upon the total estimated gallons of water the plant is expected to produce over its useful life. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or amortization process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At June 30, 2007, the Company held investments of $28,096,690 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) or 15d-15(e) as of June 30, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective.

There has been no change to our internal control over financial reporting during the quarter or fiscal year ended June 30, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

As of June 30, 2007, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2007.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

On June 5, 2007, the Company completed a public offering of 9,090,900 shares of common stock, par value $0.001 per share. The offering grossed proceeds of $19,999,980 CDN at $2.20 CDN per share. Cormark Securities Inc., Dundee Securities Corporation and Toll Cross Securities Inc. have been paid an aggregate cash fee of $999,999 CDN, representing 5% of the aggregate gross proceeds from the offering, and have been issued broker warrants to purchase up to 454,545 common shares of the Company at $2.08 US exercisable for 18 months. The proceeds of the private placement will be used for the ongoing development and exploration at our Raft River and Neal Hot Springs projects, and for general corporate working capital purposes.

During the quarter ended June 30, 2007, the Company issued 291,200 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits And Reports

See the exhibits index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 14, 2007	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: August 14, 2007	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description
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

3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.4 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.5	Plan of Merger of U.S. Geothermal, Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.6	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Form of Warrant Certificate (Incorporated by reference to exhibit 4.2 to the registrant’s Form SB- 2 registration statement as filed on July 8, 2004)
4.3	Provisions Regarding Rights of Stockholders (Incorporated by reference to exhibit 4.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.1

Agreement between U.S. Geothermal Inc. and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to exhibit 10.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between U.S. Geothermal Inc. and Vulcan Power Company (Incorporated by reference to exhibit 10.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Amendment No. 2 to “Agreement by and between U.S. Geothermal Inc. and Vulcan Power Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB- 2 registration statement as filed on July 8, 2004)

10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.7	Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10- KSB annual report as filed on June 29, 2006)

10.14

Administrative Services Contract, dated January 1, 2004, between U.S. Geothermal Inc. and New Dawn Holdings Ltd. (Incorporated by reference to exhibit 10.10 to the registrant’s Form SB- 2 registration statement as filed on July 8, 2004)

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
10.18

Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.15 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.19

Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.16 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.20

First Amended and Restated Merger Agreement dated November 30, 2003 among U.S. Cobalt Inc., EverGreen Power Inc., U.S. Geothermal Inc., and the stockholders of U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.17 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

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