Form 10QSB/A
period 2006-12-31
US GEOTHERMAL INC
filed 2007-08-20
CIK 1172136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File Number _333-117287

US GEOTHERMAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1509 Tyrell Lane, Suite B Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

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

Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares of Outstanding as of February 12, 2007
Common stock, par value $0.001 per share	43,760,512

Transitional Small Business Disclosure Format (check one)

Yes	No

Explanatory Note: This Amendment No. 1 to the Form 10-QSB for the period ended December 31, 2006 is being filed to amend and restate Part II, Item 6 to note the Company’s request for confidential treatment of Exhibit 10.36.

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

10.32

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.33

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).*

10.34

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on August 23, 2006) *

10.35

Construction contract dated May 22, 2006 between Industrial Builders and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.36

First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc.*†

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

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006, as subsequently amended.
† - Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2007	U.S. GEOTHERMAL, INC. (Registrant) By /s/ Daniel J. Kunz Daniel J. Kunz President, Chief Executive Officer and Director

Date: August 17, 2007	By /s/ Kerry D. Hawkley Kerry D. Hawkley Chief Financial Officer