Form 10-K/A
period 2007-03-31
US GEOTHERMAL INC
filed 2007-09-28
CIK 1172136

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
$ 0.001 per share

Explanatory Note: This Amendment No. 1 to the Form 10-K for the period ended March 31, 2007 is being filed to amend and restate Part II, Items 6, 7 and 8. The amendments to the financial statements:

  Increase the cumulative value of stock compensation expense by $150,300 which results in an increase to the net loss by $150,300 (for an aggregate net loss of $1,942,884). This change is a result of a revision to factors used in calculating the fair value of stock compensation to “mark to market”;

  Reclassify $136,194 from additional paid-in capital to stock compensation payable which results in an increase in stock compensation payable of the same amount and a decrease in additional paid-in capital of the same amount. This change is a result of the FAS 123(R) requirement to classify stock compensation grants as liabilities if factors other than time and stock price affected the fair value of options granted;

  Segregate geothermal property into additional categories (land, water rights, geothermal and mineral rights) in our disclosure in Note 4 - Property, Plant and Equipment which results in no aggregate change to total plant, property and equipment; and

  Reclassify investing activities on the statement of cash flows which results in an increase in reimbursement from partner and a corresponding decrease in cash purchases of plant, property and equipment and investment in subsidiary. Total cash used by investing activities did not change.

Corresponding amendments have been made to Selected Financial Date and Management’s Discussion and Analysis to reflect the amendments to the financial statements. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-K.

U.S. Geothermal Inc. and Subsidiaries

Form 10-K

INDEX

For the Year Ended March 31, 2007

PART II

Item 6. Selected Financial Data

	For the Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
Operating Revenues	$ 0	$ 0	$ 0	$ 0	$ 0
Loss from Continuing Operations	(1,942,884)	(1,523,385)	(1,830,421)	(676,398)	(164,905)
Loss per share from Continuing Operations	(0.04)	(0.09)	(0.12)	(0.11)	(0.03)
Cash dividends declared and paid per common share	0	0	0	0	0

	As of March 31,
	2007	2006	2005	2004	2003
Total Assets	$ 22,673,340	$ 21,895,933	$ 2,584,970	$ 1,373,831	$ 384,664
Total Long-term Obligations (1)	2,533,858	1,707,548	0	0	0

(1) Long-term obligations represent the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk.

	Operating Revenues	Gross Profit	Loss from Operations	Net Loss from Continued Operations
Fiscal Year Ended March 31, 2006
1st Quarter (1)	$ 0	$ 0	$ (370,259)	$ (254,801)
2nd Quarter (1)	0	0	(594,601)	(570,119)
3rd Quarter (1)	0	0	(502,083)	(503,917)
4th Quarter	0	0	(196,126)	(194,548)
Fiscal Year Ended March 31, 2007
1st Quarter	0	0	(961,777)	(372,486)
2nd Quarter	0	0	(746,292)	(680,021)
3rd Quarter	0	0	(610,310)	(338,278)
4th Quarter	0	0	(819,790)	(552,099)

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

Going Concern
Based on our projected spending over the next 12 months, our current operating funds and approximately $18 million that was raised from the private placement completed June 5, 2007, our auditors have determined that the going concern qualification from our financial statements is not needed. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and financing for construction of the Phase 1 power plant. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $7,142,623 for the period from February 26, 2002 (inception) to March 31, 2007, and have no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2007 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

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

Operating Results

March 31, 2007 compared to March 31, 2006

For the year ended March 31, 2007, we incurred a loss of $1,943,000 or $0.04 per share. This compares to a loss for the year ended March 31, 2006 of $1,491,000 or $0.09 per share.

The main reason for this increased loss is that non-cash stock-based compensation granted to directors, officers and employees increased by $948,000 from $181,000 for the year ended March 31, 2006 to $1,129,000 for the year ended March 31, 2007. Stock options granted during the year were 2,168,000 options in 2007 as compared to 50,000 options in 2006. The stock options are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees. During 2007, the Company attained several significant milestones (EPC Agreement with Ormat, Transmission Agreement with Bonneville Power Administration, REC Sales Agreement with Holy Cross Energy, initiation of Unit 1 construction, etc.) which necessitated recognition of the significant work effort of our directors, executives and employees for current and prior years.

In addition, professional fees totaled $663,000 in 2007 as compared to $386,000 in 2006. Legal and accounting fees increased $277,000 in 2007 due to legal fees associated with due diligence costs for a private placement ($111,500), an SB-2 registration statement ($18,667) and the negotiation of the Raft River Energy operating agreement ($78,265), and an increase in accounting fees associated with amendments to prior year federal tax returns ($29,800). Losses incurred at Raft River Energy of $102,000 were recorded in 2007.

Increases in interest income of $670,000 from $23,000 in fiscal 2006 to $694,000 in fiscal 2007 and increases in foreign currency gain of $262,000 from $149,000 in fiscal 2006 to $411,000 in fiscal 2007 helped to offset partially the increased costs. The interest income resulted from money market fund interest on the balance of our company’s cash balances. The foreign currency gain resulted from timing on transferring funds from the April 2006 private placement from our Canadian accounts into the United States.

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

Contractual Obligations

The following table denotes contractual obligation by payments due for each period.

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Stock Compensation Payable	$2,533,858	$ 0	$1,465,201	$ 1,068,657	$ 0
RRE Construction obligations (1)	$7,521,200	$7,521,200	$ 0	$ 0	$ 0

(1) Raft River Energy I LLC is the joint venture partnership constructing the power plant at Raft River, Idaho. This subsidiary is not consolidated into the financial statements. However, the obligations of Raft River Energy are reflected in this table in order to provide greater information on the Raft River Project.

The obligations reflected for Stock Compensation Payable are reflected as due on the option expiration date. The obligation will be relieved upon exercise of the options, which may be at any time between vesting and expiration.

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

Consolidated Financial Statements
March 31, 2007

(As amended September 26, 2007- see Note 11)

Board of Directors
U.S. Geothermal Inc.
Boise, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of U.S. Geothermal Inc. (a development stage company) as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from February 26, 2002 (inception) through March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of U.S. Geothermal Inc. as of March 31, 2005 were audited by other auditors whose report dated June 16, 2005 expressed an unqualified opinion on those financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Geothermal Inc. as of March 31, 2007 and the results of its operations, stockholders’ equity, and cash flows for the year then ended and for the period from February 26, 2002 (inception) through March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 11, errors resulting in the understatement of the previously reported net loss at March 31, 2007 were discovered by management subsequent to the issuance of the Company’s March 31, 2007 financial statements. These errors were due to the Company originally reflecting the issuance of stock options related to employee compensation at fair market value on the date of issuance rather than fair market value as of the date of the balance sheet. Accordingly, an adjustment has been made to the accompanying financial statements as of March 31, 2007 to correct these errors.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 25, 2007 except for Note 11, which is dated September 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
U.S. Geothermal Inc.
(A development stage company)

We have audited the accompanying consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity of U.S. Geothermal Inc. (a development stage company) and its subsidiaries for the year then ended March 31, 2005 and for the cumulative period from February 26, 2002 (date of inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
June 16, 2005	Chartered Accountants

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31,	March 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$6,759,161	$196,499
Restricted cash	5,363,400	-
Private placement proceeds receivable	-	19,961,890
Accounts receivable from subsidiary	154,277	-
Other current assets	27,706	11,429
Total current assets	12,304,544	20,169,818

Investment in subsidiary (note 2)	6,230,410	-
Property, plant and equipment	4,138,386	1,726,115
Total assets	$22,673,340	$21,895,933

LIABILITIES

Current:
Accounts payable and accrued liabilities	$1,446,952	$270,831
Related party accounts payable	9,510	10,083
Total current liabilities	1,456,462	280,914
Long-term:
Stock compensation payable (note 2 and 6)	2,533,858	1,707,548
Total liabilities	3,990,320	1,988,462

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
43,810,512 shares at March 31, 2007 and
18,263,844 shares at March 31, 2006	43,811	18,264
Capital stock issuable	-	20,134,260
Additional paid-in capital	25,781,832	4,954,690
Accumulated deficit before development stage	(1,004,630)	(1,004,630)
Accumulated deficit during development stage (note 11)	(6,137,993)	(4,195,113)
Total stockholders’ equity	18,683,020	19,907,471

Total liabilities and stockholders’ equity	$22,673,340	$21,895,933

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

					Cumulative Period
	Year Ended March 31,				From February 26,
					2002 (Inception) to
	2007		2006	2005	March 31, 2007

Revenue	$-	$		$-	$-

Operating Expenses
Loss from investment in subsidiary	102,336		-	-	102,336
Consulting fees	67,913		29,005	489,747	463,804
Corporate admin and development	215,914		185,186	118,098	549,481
Exploration expenditures	-		-	438,885	440,611
Professional fees	663,009		386,275	104,081	1,627,001
Management fees	45,515		36,415	86,463	326,748
Salaries and wages	506,354		484,656	129,219	1,094,223
Stock based compensation (note 11)	1,129,072		180,779	295,540	1,901,463
Travel and promotion	408,056		360,753	89,497	882,574
Loss from Operations	(3,138,169)		(1,663,069)	(1,751,530)	(7,388,241)

Other Income
Foreign exchange gain	411,341		149,200	(95,885)	422,611
Other income	90,206		-	-	90,206
Interest income	693,738		23,276	16,994	737,431

Net Loss	$(1,942,884)		$(1,490,593)	$(1,830,421)	$(6,137,993)

Basic And Diluted Net Loss Per Share	$(0.04)		$(0.09)	$(0.12)

Weighted Average Number Of Shares
Outstanding for Basic and Diluted	43,640,303		17,797,637	15,209,468
Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(1,942,884)		$(1,490,593)	$(1,830,421)	$(6,137,993)
Foreign currency translation
adjustment	-		(165,262)	165,262	-

Total Comprehensive Loss	$(1,942,884)		$(1,655,855)	$(1,665,159)	$(6,137,993)

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				From February
				26, 2002
	Year Ended March 31,			(Inception) to
	2007	2006	2005	March 31, 2007

Operating Activities:
Net loss	$(1,942,884)	$(1,490,593)	$(1,830,421)	$(6,137,993)
Add non-cash items:
Depreciation	16,511	1,350	1,399	19,836
Loss of operations of subsidiary	133,304	-	-	133,304
Shares issued for other than cash	65,384	84,000	-	198,984
Stock based compensation	1,129,072	180,779	295,540	1,901,463
Change in non-cash working capital items:
Accounts receivable, subsidiary	(154,277)	-		(154,277)
Accounts payable and accrued
liabilities	(160,166)	115,812	(20,363)	120,748
Prepaid expenses & other	(16,277)	(1,608)	(24,294)	(27,706)
Total cash used by operating activities	(929,333)	(1,110,260)	(1,578,139)	(3,945,641)

Investing Activities:
Purchases of property, plant and equipment	(2,456,782)	(1,131,764)	(41,331)	(4,153,431)
Cash acquired in business combination	-	-	-	5,798
Cash restricted under contract	(5,363,400)	-	-	(5,363,400)
Investment in subsidiary	(9,917,100)			(9,917,100)
Reimbursement from partner	4,917,100	-	-	4,917,100
Total cash used by investing activities	(12,820,182)	(1,131,764)	(41,331)	(14,511,033)

Financing Activities:
Issuance of share capital, net of share issue
cost	20,312,177	646,710	2,576,562	25,215,835
Total cash provided by financing
activities	20,312,177	646,710	2,576,562	25,215,835

Foreign Exchange Effect On Cash And
Cash Equivalents	-	(165,262)	129,470	-

Increase (Decrease) In Cash And Cash
Equivalents	6,562,662	(1,760,576)	1,086,562	6,759,161

Cash And Cash Equivalents, Beginning
Of Period	196,499	1,957,075	870,513	-

Cash And Cash Equivalents, End Of
Period	$6,759,161	$196,499	$1,957,075	$6,759,161

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

		Year Ended			From February 26, 2002
		March 31,			(Inception) to
	2007	2006		2005	March 31, 2007

Supplemental Disclosure:
Non-cash investing and financing activities
Transfer of property and equipment to subsidiary	$1,363,714		$		1,363,714
Shares issued for settlement of debt					173,639
Shares issued with employment agreements	65,384	$84,000			198,984
Shares issued for geothermal property				$60,350	77,350
Purchase of property and equipment on account	(1,335,714)				(1,335,714)
Warrants issued for share issue cost					158,778

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002 TO MARCH 31, 2007
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

FROM INCEPTION, FEBRUARY 26, 2002, TO MARCH 31, 2007
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
FROM INCEPTION, FEBRUARY 26, 2002 TO MARCH 31, 2007
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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002 TO MARCH 31, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

Stock issued as result of employment agreements	49,168	49	65,331				4	65,384
Stock options granted			978,772					978,772
Shares issued for stock options and warrants
exercised	497,500	498	487,595		(137,806)			350,287
Capital stock issued as result of a private
placement closed April 3, 2006	25,000,000	25,000	20,109,260	(20,134,260)				-
Stock purchase warrants expired			1,186,232		(1,186,232)			-

Stock compensation liability			(2,000,048)		1,324,038			(676,010)

Net loss for the period, as restated (note 11)							(1,942,884)	(1,942,884)

Balance, March 31, 2007	43,810,512	$43,811	$25,781,832	$-	$-	$-	$(7,142,623)	$18,683,020

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

Concentration of Credit Risk

The Company’s cash and cash equivalents consisted of commercial bank deposits, a money market account, and petty cash. The money market funds totaled $12,081,369, and are not subject to deposit insurance. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian (approximately $86,000 in U.S. dollars at March 31, 2007). At March 31, 2007, the Company exceeded the FDIC insured amount by approximately $53,800 and did not exceed the CIDC insured amount.

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

As of March 31, 2007, U.S. Geothermal Inc. has contributed $6,363,714 in cash and property to the project, while Raft River Holdings has contributed $23,458,100. As a result, Raft River Holdings has been designated the primary beneficiary.

For periods prior to August 2006, U.S. Geothermal was the 100% owner of RREI and consolidated the loss of $30,968. For the period August 2006 to March 2007, U.S. Geothermal recorded RREI under the equity method of accounting for investments in subsidiaries based on the capital contribution ratio at March 31, 2007 (loss of $102,336).

RREI’s financial information is summarized as follows:

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

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company has previously adopted this statement, with no impact to the Company’s financial statements.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (SFAS 128), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2007 and 2006, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At March 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,177,500 (March 31, 2006 - $1,568,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at March 31, 2007. The significant components of the deferred tax asset at March 31, 2007 and March 31, 2006 were as follows:

	March 31,	March 31,
	2007	2006
Net operating loss carry forward	$6,404,500	$4,612,100

Deferred tax asset	$2,177,500	$1,568,000
Deferred tax asset valuation allowance	(2,177,500)	(1,568,000)
Net deferred tax asset	$-	$-

At March 31, 2007, the Company has net operating loss carry forwards of approximately $6,404,500 ($4,612,100 in March 31, 2006), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2006 to March 31, 2007 was $609,500.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Going Concern

Based on the Company’s projected spending over the next 12 months, the $20,134,260 cash received from the private placement completed April 3, 2006, and the private placement completed in June 2007 (details provided in footnote 10), the Company’s auditors have removed the going concern qualification from the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $7,142,623 and has no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2008 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

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

Defined Benefit Pension and Other Postretirement Plans

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company's consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

For the year ended March 31, 2006, the Company acquired a 100% interest in the Raft River Geothermal Property by making cash payments totalling $250,000 in 2003, $225,000 in 2004 and the final instalment of $125,000 in 2005. The Company has also completed the requisite work program. In addition, the Company has paid $57,728 to acquire two purchase options on 1,083 acres of surface and water rights, and paid $949,036 to initiate construction of the Raft River Project.

Property, plant and equipment consisted of the following at the dates shown:

	Beginning			Ending
	Balance			Balance
	April 1, 2005	Additions	Deletions	March 31, 2006

Land	$124,000	$57,728	$0	$181,728
Geothermal and mineral rights	468,351	125,000	0	593,351
Furniture and equipment	5,325	0	0	5,325
Construction in progress, Raft
River Project	0	949,036	0	949,036
	$597,676	$1,131,764	$0	1,729,440

Less: accumulated depreciation				(3,325)
				$1,726,115

	Beginning			Ending
	Balance			Balance
	April 1, 2006	Additions	*Deletions	March 31, 2007

Land	$181,728	$202,272	$0	$384,000
Water rights	0	1,146,003	0	1,146,003
Geothermal and mineral rights	593,351	173,672	(480,911)	286,112
Furniture and equipment	5,325	102,800	0	108,125
Construction in progress, Raft
River Project	949,036	12,084,849	(10,799,903)	2,233,982
	$1,729,440	$13,709,596	$(11,280,814)	4,158,222

Less: accumulated depreciation				(19,836)
				$4,138,386

* - For the period from April 1, 2006 until the signing of the joint venture agreement with Raft River Holdings (consolidation period), Raft River Energy I LLC was consolidated into the financial statements of U.S. Geothermal. During the consolidation period, U.S.

Geothermal provided $1,363,714 in property and $9,917,100 in cash. Raft River Energy used the cash and property to begin construction of the Unit 1 power plant. At the date of de-consolidation, $11,280,814 in Unit 1 property was reflected as a U.S. Geothermal asset. After de-consolidation, the property was eliminated and replaced with $6,363,714 in investments in the affiliate and $4,917,100 in cash that was reimbursed by our partner.

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

Escrow Shares and Warrants

The following common shares are in escrow at the dates shown:

	March 31,	March 31,
	2007	2006

Common shares	0	2,150,309
Share purchase warrants	0	0

The escrow shares and warrants were held in escrow pursuant to standard requirements of the TSX Venture Exchange, which required that escrow conditions be placed upon the shares and share purchase warrants issued in conjunction with the acquisition of GEO - Idaho and the concurrently completed private placement, noted above. Shares were released from escrow at six month intervals, with the last release from escrow completed December 19, 2006. All stock purchase warrants previously held in escrow expired as of December 31, 2005, without exercise.

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

The changes in stock options are as follows:

	Number of	Weighted	Weighted	Aggregate
	shares under	Average	Average	Intrinsic
	options	Exercise	Fair Value	Value (US $)
		Price Per	(US $)
		Share

Balance outstanding, March 31, 2004	1,745,000	$0.60 CDN	$0.28	$495,489
Forfeited	(240,000)	0.60 CDN	0.30	(70,880)
Exercised	(308,735)	0.60 CDN	0.27	(84,984)
Granted	560,000	0.85 CDN	0.45	250,408
Balance outstanding, March 31, 2005	1,756,265	0.68 CDN	0.34	590,033
Forfeited	(204,489)	0.63 CDN	0.31	(64,037)
Exercised	(536,148)	0.61 CDN	0.29	(153,641)
Granted	50,000	0.72 CDN	0.54	26,791
Balance outstanding, March 31, 2006	1,065,628	0.69 CDN	0.37	399,146

Forfeited	(145,000)	0.86 CDN	0.62	(90,487)
Exercised	(152,500)	0.63 CDN	0.30	(46,427)
Granted	2,168,000	1.05 CDN	0.99	2,140,719

Balance outstanding, March 31, 2007	2,936,128	$0.96 CDN	$0.82	$2,402,951

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

The following table summarizes information about the stock options outstanding at March 31, 2007:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES
$0.60CDN	355,628	1.91	355,628
0.72CDN	197,500	2.67	197,500
0.85 CDN	20,000	4.00	15,000
0.90CDN	347,500	2.67	347,500
1.00 CDN	1,615,500	4.00	807,750
1.15CDN	165,000	4.50	82,500
1.40 CDN	235,000	4.83	58,750

$0.96CDN	2,936,128	3.59	1,864,628

The following table summarizes information about the stock options outstanding at March 31, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$0.60CDN	495,628	2.76	495,628
0.72CDN	520,000	3.67	390,000
0.90CDN	50,000	3.67	37,500

$0.67CDN	1,065,628	3.25	923,128

A summary of the status of the Company’s nonvested shares for the fiscal years ended March 31, 2007 and 2006, and changes during the years ended March 31, 2007 and 2006, are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	shares	Per Share	Fair Value

Nonvested, March 31, 2005	719,066	$0.68 CDN	$0.34
Granted	50,000	0.72 CDN	0.54
Vested	(386,566)	0.61 CDN	0.29
Forfeited	(240,000)	0.63 CDN	0.31
Nonvested, March 31, 2006	142,500	0.69 CDN	0.37

Granted	2,168,000	1.05 CDN	0.99
Vested	(1,094,000)	0.63 CDN	0.30
Forfeited	(145,000)	0.86 CDN	0.62
Nonvested, March 31, 2007	1,071,500	$0.96 CDN	$0.82

As of March 31, 2007, there was $408,078 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended March 31, 2007, 2006, and 2005, was $1,129,072, $166,773, and $295,540, respectively.

Stock Purchase Warrants

As at March 31, 2007, no share purchase warrants are outstanding.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

At March 31, 2007 and March 31, 2006, the amounts of $9,510 and $10,083, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

At March 31, 2007, the Company’s subsidiary Raft River Energy I, LLC owed the Company $154,277 for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within the next year of operations.

The Company incurred the following transactions with directors, officers and a company with a common director:

	Year Ended	Year Ended
	March 31,	March 31,
	2007	2006

Administrative services	$20,563	$19,584
Director fees	23,250	21,500
Consulting fees	24,000	24,960
Legal fees	-	871
Rent	-	13,863

	$67,813	$80,778

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

Consolidated Balance Sheets	U.S. GAAP March 31, 2007	Canadian GAAP March 31, 2007	U.S. GAAP March 31, 2006	Canadian GAAP March 31, 2006
Plant, Property & Equipment	$4,138,386	$4,578,997	$1,726,115	$2,166,726
Total Assets	22,673,340	23,113,951	21,895,933	22,336,544
Stockholders’ Equity	21,216,878	21,657,489	21,615,019	22,055,630
Total Liabilities &
Stockholders’ Equity	22,673,340	23,113,951	21,895,933	22,336,544

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Year Ended March 31, 2007	Canadian GAAP Year Ended March 31, 2007	U.S. GAAP Year ended December 31, 2006	Canadian GAAP Year ended December 31, 2006
Exploration Expenditures	$-	$-	$-	$-
Loss from Operations	(2,987,869)	(2,987,869)	(1,663,069)	(1,607,755)
Net Loss	(1,792,584)	(1,792,584)	(1,523,385)	(1,468,071)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The leases provide for the following annual payments within the next five fiscal years:

Year Ending
March 31,

2007	$40,100
2008	45,400
2009	50,800
2010	53,800
2011	50,100
Thereafter	425,350

Power Sales Agreement

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

Construction Contract

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, as amended, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company. The amount will increase monthly until a maximum letter of credit amount of

$10,252,000 is reached. A $5,363,400 money market fund is pledged as collateral backing the letter of credit as of March 31, 2007, and is reported as restricted cash.

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

NOTE 10 - SUBSQUENT EVENT

The Company entered into an agreement with a syndicate of Canadian investment dealers to underwrite a private placement of 6,818,182 shares of common shares at a cost of $2.20 CDN per share to raise gross proceeds of approximately $15 million in Canadian dollars ($13.5 million US Dollars). The Underwriters exercised their option to purchase an additional 2,272,727 common shares at the issue price under the offering which could provide aggregate proceeds of approximately $20 million in Canadian dollars ($18.8 million US Dollars). The proceeds will be used to fund current and future plant development. The offering closed June 5, 2007 and is subject to certain conditions including, but not limited to, the approval of the TSX Venture Exchange.

NOTE 11 – FINANCIAL STATEMENT RESTATEMENT

The accompanying financial statements have been restated to accurately reflect the value of the services incurred by the Company in exchange for equity based compensation. The effect was to increase the net operating loss for the fiscal year ended March 31, 2007 by $150,300, the effect on earnings per share was less than $0.01 per share. There was no direct effect on income tax expense. The restatements did not impact the fiscal year ended March 31, 2006. The restatements increased the operating loss from inception to March 31, 2007 by the same amount noted for the fiscal year ended March 31, 2007.

Net operating loss originally reported for the fiscal year ended
March 31, 2007	$(1,792,584)
Change due to restatement of stock compensation expense	(150,300)
Net operating loss after the restatement for the fiscal year ended
March 31, 2007	$(1,942,884)

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

23.1	Consent of Williams & Webster, P.S.

23.2	Consent of Morgan & Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.
(Registrant)

September 26, 2007	/s/ Daniel J. Kunz
Date	Daniel J. Kunz Chief Executive Officer and President (Principal Executive Officer)