Form 10-Q/A
period 2007-06-30
US GEOTHERMAL INC
filed 2007-10-01
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2007

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ___________

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
Yes [X]    No [ ]

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
$ 0.001 per share

U.S. Geothermal Inc. and Subsidiaries
Amendment No. 1 to Form 10-Q
For the Quarter Ended June 30, 2007

Explanatory Note: This Amendment No. 1 to the Form 10-Q for the period ended June 30, 2007 is being filed to amend and restate Part I, Item 1 and Item 2 The amendments (i) increase the cumulative value of stock compensation expense by $67,760 which results in an increase to the net loss by $67,760 (for an aggregate net loss of $410,536); (ii) reclassify $689,571 from stock compensation payable to additional paid-in capital which results in an decrease in stock compensation payable of the same amount and a decrease in additional paid-in capital of the same amount; and (iii) segregate geothermal property into additional categories (land, water rights, geothermal and mineral rights) in our disclosure in Note 4 - Property, Plant and Equipment which results in no aggregate change to total plant, property and equipment. Corresponding amendments have been made to Management’s Discussion and Analysis to reflect the amendments to the financial statements. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q.

INDEX

PART I – Financial Information

Item 1 - Financial Statements (Unaudited)

Interim Consolidated Balance Sheets - June 30, 2007 and March 31, 2007

Interim Consolidated Statements of Operations - Three Months Ended June 30, 2007 and June 30, 2006

Interim Consolidated Statements of Cash Flow - Three months ended June 30, 2007 and June 30, 2006

Interim Consolidated Statement of Stockholders’ Equity – From Inception, February 26, 2002 through June 30, 2007

Notes to Interim Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Plan of Operations

  General Background and Discussion
  Operating Results
  Liquidity and Capital Resources
  Contractual Obligations
  Potential Acquisitions
  Critical Accounting Policies

PART II – Other Information

Item 6 - Exhibits and Reports

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2007

(As amended September 26, 2007- see Note 10)

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	Unaudited
	June 30,	March 31,
	2007	2007

ASSETS

Current
Cash and cash equivalents	$23,618,374	$6,759,161
Restricted cash	4,704,000	5,363,400
Receivable from subsidiary	125,370	154,277
Other current assets	46,195	27,706
Total current assets	28,493,939	12,304,544

Investment in subsidiary (note 2)	6,147,722	6,230,410
Property, plant and equipment	5,312,684	4,138,386
Total assets	$39,954,345	$22,673,340

LIABILITIES

Current:
Accounts payable and accrued liabilities	$921,888	$1,446,952
Related party accounts payable	10,311	9,510
Total current liabilities	932,199	1,456,462
Long-term:
Stock compensation payable (note 2 and 6)	2,639,801	2,533,858
Total liabilities	3,572,000	3,990,320

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
53,192,612 shares at June 30, 2007 and
43,810,512 shares at March 31, 2007	53,193	43,811
Additional paid-in capital	43,882,311	25,781,832
Accumulated deficit before development stage	(1,004,630)	(1,004,630)
Accumulated deficit during development stage (Note 10)	(6,548,529)	(6,137,993)
Total stockholders’ equity	36,382,345	18,683,020

Total liabilities and stockholders’ equity	$39,954,345	$22,673,340

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			Unaudited
	Unaudited	Unaudited	Cumulative Period
			From February 26,
	Three Months Ended June,		2002 (Inception) to
	2007	2006	June 30, 2007

Revenue	$-	$-	$-

Operating Expenses
Loss from investment in subsidiary	87,121	-	189,457
Consulting fees	15,114	8,246	478,918
Corporate admin and development	44,777	27,305	594,258
Exploration expenditures	-	-	440,611
Professional fees	159,547	213,068	1,786,548
Management fees	13,570	12,328	340,318
Salaries and wages	77,485	157,125	1,171,708
Stock based compensation (Note 10)	227,142	438,659	2,128,605
Travel and promotion	69,867	105,046	952,441
Loss from Operations	(694,623)	(961,777)	(7,932,564)

Other Income
Foreign exchange gain	79,375	410,329	501,986
Other income	13,545	-	103,751
Interest income	191,167	178,962	928,598

Net Loss	$(410,536)	$(372,486)	$(6,548,529)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding for Basic and Diluted	46,534,927	43,283,844
Calculations

Other Comprehensive Income (Loss)
Net loss for the period	$(410,536)	$(372,486)	$(6,548,529)
Foreign currency translation adjustment	-	-	-

Total Comprehensive Loss	$(410,536)	$(372,486)	$(6,548,529)

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Unaudited
	Unaudited	Unaudited	From February
			26, 2002
	Three Months Ended June,		(Inception) to
	2007	2006	June 30, 2007

Operating Activities:
Net loss	$(410,536)	$(372,486)	$(6,548,529)
Add non-cash items:
Depreciation	7,903	1,458	27,739
Loss of operations of subsidiary	87,121	-	220,425
Loss on disposal of equipment	12,375	-	12,375
Stock based compensation	227,142	438,659	2,128,605
Change in non-cash working capital items:
Accounts receivable, subsidiary	28,907	-	(125,370)
Accounts payable and accrued liabilities	(21,883)	242,328	98,865
Prepaid expenses & other	(18,489)	(32,093)	(46,195)
Total cash used by operating activities	(87,460)	277,866	(4,232,085)

Investing Activities:
Purchases of property, plant and equipment	(1,696,956)	(3,285,246)	(4,519,464)
Cash acquired in business combination	-	-	5,798
Cash restricted under contract	659,400	-	(4,704,000)
Investment in subsidiary	(4,433)		(11,291,045)
Reimbursement from partner	-	-	4,917,100
Total cash used by investing activities	(1,041,989)	(3,285,246)	(15,591,611)

Financing Activities:
Issuance of share capital, net of share issue cost	17,988,662	19,983,281	43,442,070
Total cash provided by financing activities	17,988,662	19,983,281	43,442,070

Foreign Exchange Effect On Cash And Cash
Equivalents	-	-	-

Increase (Decrease) In Cash And Cash Equivalents	16,859,213	16,975,901	23,618,374

Cash And Cash Equivalents, Beginning Of Period	6,759,161	196,499	-

Cash And Cash Equivalents, End Of Period	$23,618,374	$17,172,400	$23,618,374

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

			Unaudited
	Unaudited	Unaudited	From February 26,
	Three Months Ended June,		2002 (Inception) to
	2007	2006	June 30, 2007

Supplemental Disclosure:
Non-cash investing and financing activities
Shares issued for settlement of debt	-	-	$173,639
Transfer of property and equipment to subsidiary	-	-	1,363,714
Shares issued with employment agreements	-	-	198,984
Shares issued for geothermal property	-	-	77,350
Purchase of property and equipment on account	$502,380	-	833,334
Warrants issued for share issue cost	-	-	158,778

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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002 TO JUNE 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

Stock issued as result of employment agreements	49,168	49	65,331				4	65,384
Stock options granted			978,772					978,772
Shares issued for stock options and warrants
exercised	497,500	498	487,595		(137,806)			350,287
Capital stock issued as result of a private
placement closed April 3, 2006	25,000,000	25,000	20,109,260	(20,134,260)				-
Stock purchase warrants expired			1,186,232		(1,186,232)			-
Stock compensation liability			(2,000,048)		1,324,038			(676,010)
Net loss for the period							(1,942,884)	(1,942,884)

Balance, March 31, 2007	43,810,512	43,811	25,781,832	-	-	-	(7,142,623)	18,683,020

Capital stock issued as result of a private
placement closed June 5, 2007	9,090,900	9,091	17,757,681					17,766,772
Shares issued for stock options and warrants
exercised	291,200	291	221,599					221,890
Stock compensation liability			121,199					121,199
Net loss for the period, as restated (Note 10)							(410,536)	(410,536)
Balance, June 30, 2007 (unaudited)	53,192,612	$53,193	$43,882,311	$-	$-	$-	$(7,553,159)	$36,382,345

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

Going Concern

Based on the Company’s projected spending over the next 12 months, the approximate $17.8 million in cash generated from the private placement completed June 5, 2007, and the Company’s other available resources obtained from prior issuance stock offerings; the Company’s auditors have removed the going concern qualification on the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $7,553,159 and has no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2008 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

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

Property, plant and equipment consisted of the following at the dates shown:

	Beginning			Ending
	Balance			Balance
	April 1, 2007	Additions	Deletions	June 30, 2007

Land	$384,000			$384,000
Water rights	1,146,003			1,146,003
Geothermal and mineral rights	286,112	$1,071,102		1,357,214
Furniture and equipment	108,125	21,827	$(15,000)	114,952
Construction in progress, Raft
River Project	2,233,982	101,647		2,335,629
	$4,158,222	$1,194,576	$(15,000)	5,337,798

Less: accumulated depreciation				(25,114)
				$5,312,684

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

The following table reflects the summary of stock options outstanding at June 30, 2007 and changes during the three months ended:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares under	Price Per	Fair Value	Value
	options	Share	(US $)	(US $)

Balance outstanding, March 31, 2006	1,065,628	$0.69 CDN	$0.37	$399,146
Forfeited	(145,000)	0.86 CDN	0.62	(90,487)
Exercised	(152,500)	0.63 CDN	0.30	(46,427)
Granted	2,168,000	1.05 CDN	0.99	2,140,719
Balance outstanding, March 31, 2007	2,936,128	0.96 CDN	0.82	2,402,951

Forfeited	-	-	-	-
Exercised	(291,200)	0.83 CDN	0.44	(128,209)
Granted	-	-	-	-

Balance outstanding, June 30, 2007	2,644,928	$0.98 CDN	$0.86	$2,274,742

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

The following table summarizes information about the stock options outstanding at June 30, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			REMAINING
	EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
	PRICE	SHARES	LIFE (YEARS)	SHARES

	$0.60 CDN	275,628	1.66	275,628
	0.72 CDN	115,000	2.42	115,000
	0.85 CDN	20,000	3.75	15,000
	0.90 CDN	250,000	2.42	250,000
	1.00 CDN	1,609,300	3.75	1,205,425
	1.15 CDN	165,000	4.25	82,500
	1.40 CDN	210,000	4.58	33,750

$
	$0.98 CDN	2,644,928	3.45	1,977,303

The following table summarizes information about the stock options outstanding at March 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			REMAINING
	EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
	PRICE	SHARES	LIFE (YEARS)	SHARES

$
	$0.60 CDN	355,628	1.91	355,628
	0.72 CDN	197,500	2.67	197,500
	0.85 CDN	20,000	4.00	15,000
	0.90 CDN	347,500	2.67	347,500
	1.00 CDN	1,615,500	4.00	807,750
	1.15 CDN	165,000	4.50	82,500
	1.40 CDN	235,000	4.83	58,750

$
	$0.96 CDN	2,936,128	3.59	1,864,628

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

As of June 30, 2007, there was $216,819 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended March 31, 2007 was $1,129,072; and for the quarter ended June 30, 2007 was $227,142.

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

Consolidated Balance Sheets	U.S. GAAP June 30, 2007	Canadian GAAP June 30, 2007	U.S. GAAP March 31, 2007	Canadian GAAP March 31, 2007
Plant, Property & Equipment	$ 5,312,684	$ 5,753,295	$ 4,138,386	$ 4,578,997
Total Assets	39,954,345	40,394,956	22,673,340	23,113,951
Stockholders’ Equity	35,829,068	36,269,679	21,216,878	21,657,489
Total Liabilities & Stockholders’ Equity	$ 39,954,345	$ 40,394,956	$ 22,673,340	$ 23,113,951

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Qtr Ended June 30, 2007	Canadian GAAP Qtr Ended June 30, 2007	U.S. GAAP Year ended March 31, 2007	Canadian GAAP Year ended March 31, 2007
Exploration Expenditures	$ -	$ -	$ -	$ -
Loss from Operations	(626,863)	(626,863)	(2,987,869)	(2,987,869)
Net Loss	(342,776)	(342,776)	(1,792,584)	(1,792,584)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The leases provide for the following annual payments within the next five fiscal years:

Year
Ending
March 31,	Amount

2008	$ 45,400
2009	50,800
2010	53,800
2011	54,100
2012	46,250
Thereafter	379,100

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

NOTE 10 – FINANCIAL STATEMENT RESTATEMENT

The accompanying financial statements have been restated to accurately reflect the value of the services incurred by the Company in exchange for equity based compensation. The effect was to increase the net operating loss for the quarter ended June 30, 2007 by $67,760, the effect on earnings per share was less than $0.01 per share. There was no direct effect on income tax expense. The restatements increased the operating loss from inception to June 30, 2007 by the same amount noted for the quarter ended June 30, 2007.

Net operating loss originally reported for the quarter ended
June 30, 2007	$(342,776)
Change due to restatement of stock compensation expense	(67,760)
Net operating loss after the restatement for the quarter ended
June 30, 2007	$(410,536)

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

Operating Results

For the quarter ended June 30, 2007, we incurred a loss of $410,536 which represented $0.01 per share. The operating loss was consistent with the loss incurred during the first quarter of

2006. Most operating expenses were reasonably consistent with the prior year. Significant variances were noted in stock based compensation and foreign exchange gain.

Stock based compensation costs were $211,517 (approximately 64%) lower in the first quarter of 2007 compared to the first quarter of 2006. In the first quarter 2006, 1.76 million stock options were issued by the Company. Of those options, 25% vested in that quarter. Also, a large portion of options issued prior to the first quarter 2006, vested in that quarter and the respective costs were recognized.

A large foreign exchange gain that amounted to $410,329 was reported in the first quarter of 2006 that related to the funds generated in Canadian currency from a private placement offering that were left in the foreign currency until favorable exchange rates were available. The level of gain reported in the first quarter of 2007 is more typical of the Company’s operations.

Contractual Obligations

The following table denotes contractual obligation by payments due for each period.

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Capital Leases	$ 665,550	$ 40,100	$ 96,200	$ 103,900	$ 425,350
Stock Compensation Payable	$2,397,564	$ 0	$1,465,201	$ 932,363	$ 0
RRE Construction obligations	$7,521,200	$7,521,200	$ 0	$ 0	$ 0

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

Going Concern

Based on our projected spending over the next 12 months, our current operating funds and approximately $18 million that was raised from the private placement completed June 5,

2007, our auditors have determined that the going concern qualification on our financial statements is not needed. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and financing for construction of the Phase 1 power plant. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $7,553,159 for the period from February 26, 2002 (inception) to June 30, 2007, and have no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2007 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: September 26, 2007	By /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: September 26, 2007	By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description
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
10.1

Agreement between U.S. Geothermal Inc. and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to exhibit 10.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between U.S. Geothermal Inc. and Vulcan Power Company (Incorporated by reference to exhibit 10.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Amendment No. 2 to “Agreement by and between U.S. Geothermal Inc. and Vulcan Power

10.3	Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.4

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and

10.5	U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of

10.7	Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and U S Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.14

Administrative Services Contract, dated January 1, 2004, between U.S. Geothermal Inc. and New Dawn Holdings Ltd. (Incorporated by reference to exhibit 10.10 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

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