Form 10-K/A
period 2007-03-31
US GEOTHERMAL INC
filed 2007-11-05
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
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
$ 0.001 per share

Explanatory Note: This Amendment No. 2 to the Form 10-K for the period ended March 31, 2007 is being filed to amend and restate Part II, Item 7 and refile a consent. The amendment to Management's Discussion and Analysis corrects the Tabular Disclosure of Contractual Obligations to include the line item for operating leases and supplements the Liquidity and Capital Resources section.

Otherwise, this Amendment No. 2 does not modify or update disclosures presented in the original Form 10-K.

U.S. Geothermal Inc. and Subsidiaries

Form 10-K

INDEX

For the Year Ended March 31, 2007

PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART IV

Item 15	Exhibits, Financial Statement Schedules

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

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2007, added to our recent private placement completed June 5, 2007, is adequate to fund our general operating and development activities through March 31, 2009 including development activities at Neal Hot Springs. The Company obtained project capital to construct Raft River power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the phase one project are currently estimated to be between $39 and $41 million. The majority of the funds needed for the project will be provided by existing funds and through the partnership arrangement. If additional funds are needed for Raft River or Neal Hot Springs, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits

Potential Acquisitions

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

Contractual Obligations

The following table denotes contractual obligation by payments due for each period.

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$665,550	$40,100	$96,200	$103,900	$425,350
Stock Compensation Payable	$2,533,858	$ 0	$1,465,201	$ 1,068,657	$ 0
RRE Construction obligations (1)	$7,521,200	$7,521,200	$ 0	$ 0	$ 0

(1) Raft River Energy I LLC is the joint venture partnership constructing the power plant at Raft River, Idaho. This subsidiary is not consolidated into the financial statements. However, the obligations of Raft River Energy are reflected in this table in order to provide greater information on the Raft River Project.

For further information regarding operating lease terms and conditions, please note Item 2, Description of Property, Lease/Royalty Terms.

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

23.1	Consent of Williams & Webster, P.S.

23.2	Consent of Morgan & Company **

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006.
** - Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.
(Registrant)

November 5, 2007	/s/ Daniel J. Kunz
Date	Daniel J. Kunz Chief Executive Officer and President (Principal Executive Officer)