Form 10-Q
period 2007-09-30
US GEOTHERMAL INC
filed 2007-11-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2007

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

Class of Equity	Shares Outstanding as of October 31, 2007
Common stock, par value	53,554,745
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Quarter Ended September 30, 2007

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2007. The results of operations for the three months and the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2008.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

Consolidated Financial Statements
September 30, 2007

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	September 30,	March 31,
	2007	2007

ASSETS

Current
Cash and cash equivalents	$24,208,713	$6,759,161
Restricted cash	2,709,000	5,363,400
Receivable from subsidiary	110,136	154,277
Other current assets	37,389	27,706
Total current assets	27,065,238	12,304,544

Investment in subsidiary (note 2)	6,624,534	6,230,410
Property, plant and equipment, net	5,425,293	4,138,386
Total assets	$39,115,065	$22,673,340

LIABILITIES

Current:
Accounts payable and accrued liabilities	$76,133	$1,446,952
Related party accounts payable	13,332	9,510
Total current liabilities	89,465	1,456,462
Long-term:
Stock compensation payable	2,666,696	2,533,858
Total liabilities	2,756,161	3,990,320

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
53,428,445 shares at September 30, 2007 and
43,810,512 shares at March 31, 2007	53,429	43,811
Additional paid-in capital	44,901,312	25,781,832
Accumulated deficit before development stage	(1,004,630)	(1,004,630)
Accumulated deficit during development stage	(7,591,207)	(6,137,993)
Total stockholders’ equity	36,358,904	18,683,020

Total liabilities and stockholders’ equity	$39,115,065	$22,673,340

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

					(Unaudited)
	(Unaudited)		(Unaudited)		Cumulative Period
	Three Months Ended		Six Months Ended		From February 26,
	September 30,		September 30,		2002 (Inception)
					to September 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Loss from investment in subsidiary	26,188	-	113,309	-	215,645
Consulting fees	16,027	31,572	31,141	97,027	494,946
Corporate admin and development	71,943	124,261	113,504	151,565	666,201
Exploration expenditures	-	-	-	-	440,611
Professional fees	197,127	272,632	379,684	487,898	1,983,674
Management fees	6,224	-	-	10,131	346,542
Salaries and wages	80,495	326,052	157,979	864,627	1,252,203
Stock based compensation	802,448	-	1,029,590	-	2,931,053
Travel and promotion	173,833	99,516	243,700	204,563	1,126,274
Loss from Operations	(1,374,285)	(854,003)	(2,068,907)	(1,815,811)	(9,457,149)

Other Income
Foreign exchange gain (loss)	(4,107)	(258)	75,268	410,071	497,879
Other income	(3,494)	-	10,050	-	100,257
Interest income	339,208	174,270	530,375	353,232	1,267,806

Net Loss	$(1,042,678)	$(680,021)	$(1,453,214)	$(1,052,508)	$(7,591,207)

Basic And Diluted Net Loss Per
Share	$(0.02)	$(0.02)	$(0.03)	$(0.02)

Weighted Average Number of
Shares Outstanding for Basic and	53,349,355	43,501,344	49,960,760	43,481,344
Diluted Calculations

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
			From February 26,
	For the Six Months Ended		2002 (Inception) to
	September 30,		September 30,
	2007	2006	2007

Operating Activities:
Net loss	$(1,453,214)	$(1,052,508)	$(7,591,207)
Add non-cash items:
Depreciation	23,649	4,341	43,485
Loss of operations of subsidiary	113,309	-	246,613
Loss on disposal of equipment	12,375	-	12,375
Shares issued for other than cash	-	-	198,984
Share based compensation	1,029,590	624,653	2,931,053
Change in non-cash working capital items:
Receivable subsidiary	44,141	-	(110,136)
Accounts payable and accrued liabilities	(37,543)	644,904	83,205
Prepaid expenses & other	(9,683)	(2,305)	(37,389)
Total cash provided (used) by operating activities	(277,376)	219,085	(4,223,017)

Investing Activities:
Purchases of property, plant and equipment	(2,652,385)	(10,507,582)	(6,805,815)
Cash acquired in business combination	-	-	5,798
Cash released from (restricted by) under contract	2,654,400	-	(2,709,000)
Investment in subsidiary	(507,433)	-	(10,424,534)
Reimbursement from partner	-	-	4,917,100
Total cash used by investing activities	(505,418)	(10,507,582)	(15,016,451)

Financing Activities:
Issuance of share capital, net of share issue cost	18,232,346	20,259,793	43,448,181
Total cash provided by financing activities	18,232,346	20,259,793	43,448,181

Increase in Cash and Cash Equivalents	17,449,552	9,971,296	24,208,713

Cash and Cash Equivalents, Beginning of Period	6,759,161	196,499	-

Cash and Cash Equivalents, End of Period	$24,208,713	$10,167,795	$24,208,713

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

			(Unaudited)
	(Unaudited)	(Unaudited)	From February 26,
	Six Months Ended September 30,		2002(Inception) to
	2007	2006	September 30, 2007

Supplemental Disclosure:
Non-cash investing and financing activities
Shares issued for settlement of debt	$-	$-	$173,639
Transfer of property and equipment to subsidiary	-	-	1,363,714
Shares issued with employment agreements	-	-	198,984
Shares issued for geothermal property	-	-	77,350
Purchase of property and equipment on account	(1,329,454)	-	6,260
Warrants issued for share issue cost	-	-	158,778

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Shares issued for cash at $0.015 per share – February 26,
2002	2,600,000	$2,600	$37,400	$-	$-	$-	$-	$40,000
Shares and warrants issued for Geothermal property at
$0.009 – March 5, 2002	1,895,000	1,895	15,105	-	-	-	-	17,000

Balance, March 31, 2002 – U.S. Geothermal Inc. – Idaho	4,495,000	4,495	52,505	-	-	-	-	57,000

Shares issued for cash at $0.25 per share – May 28, 2002	395,000	395	98,355	-	-	-	-	98,750
Shares issued for services at $0.25 per share – May 28,
2002	5,000	5	1,245	-	-	-	-	1,250
Shares issued for cash at $0.30 per share – November 1,
2002	1,023,667	1,024	306,076	-	-	-	-	307,100
Shares issued for services at $0.30 per share – November
1, 2002	10,000	10	2,990	-	-	-	-	3,000
Shares issued for services at $0.30 per share – February
14, 2003	151,170	151	45,199	-	-	-	-	45,350

Net loss for the period	-	-	-	-	-	-	(164,909)	(164,909)

Balance carried forward, March 31, 2003 – U.S.
Geothermal Inc. – Idaho	6,079,837	$6,080	$506,370	$-	$-	$-	$(164,909)	$347,541

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2007
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

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance carried forward, March 31, 2004	12,922,693	$12,923	$1,881,636	$-	$1,136,744	$35,792	$(1,878,729)	$1,188,366

Shares and warrants issued for cash at a price of $0.66 in
a private placement, net of share issue costs of
$225,131 paid in cash and $133,341 paid by the
issuance of 280,000 agent’s warrants- September 17,
2004	4,000,001	4,000	1,103,082	-	1,324,038	-	-	2,431,120
Shares issued for property at a price of $0.60- February
22, 2005	100,000	100	60,251	-	-	-	-	60,351
Shares issued for stock options exercised	308,735	309	145,133	-	-	-	-	145,442
Stock options granted	-	-	295,540	-	-	-	-	295,540
Foreign currency translation gain	-	-	-	-	-	129,470	-	129,470
Net loss for the year	-	-	-	-	-	-	(1,830,421)	(1,830,421)
Balance, March 31, 2005	17,331,429	17,332	3,485,642	-	2,460,782	165,262	(3,709,150)	2,419,868
Stock options granted	-	-	180,780	-	-	-	-	180,780
Expiration of stock purchase warrants	-	-	1,061,145	-	(1,061,145)	-	-	-
Shares issued for stock options and warrants exercised	812,415	812	526,753	-	(75,599)	-	-	451,966
Stock issued as result of employment agreements	120,000	120	83,880	-	-	-	-	84,000
Foreign currency translation loss	-	-	-	-	-	(165,262)	32,792	(132,470)
Capital stock issuable as result of a private placement to
be closed April 3, 2006	-	-	-	20,134,260	-	-	-	20,134,260
Stock compensation liability	-	-	(383,510)	-	(1,324,038)	-	-	(1,707,548)

Net loss for the year	-	-	-	-	-	-	(1,523,385)	(1,523,385)

Balance, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

U.S. GEOTHERMAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FROM INCEPTION, FEBRUARY 26, 2002, TO SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance carried forward, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

Stock issued as result of employment agreements	49,168	49	65,331	-	-	-	4	65,384
Stock options granted	-	-	978,772	-	-	-	-	978,772
Shares issued for stock options and warrants
exercised	497,500	498	487,595	-	(137,806)	-	-	350,287
Capital stock issued as result of a private
placement closed April 3, 2006, net of issuance
costs	25,000,000	25,000	20,109,260	(20,134,260)	-	-	-	-
Stock purchase warrants expired	-	-	1,186,232	-	(1,186,232)	-	-	-

Stock compensation liability	-	-	(2,000,048)	-	1,324,038	-	-	(676,010)
Net loss for the period	-	-		-	-	-	(1,942,884)	(1,942,884)
Balance, March 31, 2007	43,810,512	43,811	25,781,832	-	-	-	(7,142,623)	18,683,020

Capital stock issued as result of a private
placement closed June 5, 2007, net of issuance
costs	9,090,900	9,091	17,757,681	-	-	-	-	17,766,772
Shares issued for stock options and warrants
exercised	527,033	527	465,046	-	-	-	-	465,573

Stock compensation liability	-	-	896,753	-	-	-	-	896,753

Net loss for the period	-	-	-	-	-	-	(1,453,214)	(1,453,214)
Balance, September 30, 2007 (unaudited)	53,428,445	$53,429	$44,901,312	$-	$-	$-	$(8,595,837)	$36,358,904

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

When U.S. Cobalt Inc. (“GTH” or the “Company”) completed a reverse take-over on December 19, 2003, the former stockholders of U.S. Geothermal Inc. (“GEO – Idaho”) a company incorporated on February 26, 2002 in the State of Idaho, U.S.A.; acquired control of GTH. In connection with the transaction, U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the roll-back of common stock.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned principle operations. GEO - Idaho operates for the purpose of acquiring geothermal properties and entered into an agreement with Vulcan Power Company (“Vulcan”) of Bend, Oregon, U.S.A., pursuant to which it acquired a 100% interest in the Raft River Geothermal Property located in Cassia County, Idaho, U.S.A. (Note 3).

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, so long as such omissions do not render the financial statements misleading. Certain prior period amounts have been reclassified to conform to the current period presentation.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its FYE 2007 Annual Report on Form 10-K.

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

All intercompany transactions are eliminated upon consolidation.

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

Development Stage Company

Pursuant to Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” (SFAS 7), the Company is considered to be a development stage enterprise since its planned principal operations have not commenced. The various entities that comprised the Company prior to February 26, 2002 were not engaged in operations directly related to the development of geothermal power plants. After that time, the Company began its current and primary development activities, and accordingly, accounted for the accumulated deficit separately from the prior operations. The consolidated statements of operations, stockholders’ equity and cash flows present the accumulated activities from the inception of the current operating activities to present. This presentation will continue until the Company begins its planned principle operations.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short term deposits, and other investments with maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Discussion regarding restricted cash is included in Note 9. With the large value of funds invested in short term deposits, small variations in short term interest rates may materially affect the value of cash equivalents. Investments in government obligations accumulate higher interest, but the principal balance is not insured by the FDIC. All investments held by the Company are highly liquid and available on demand.

Concentration of Credit Risk

The Company’s cash and cash equivalents consisted of commercial bank deposits, a money market account, and petty cash. The money market funds totaled $26,785,188, and are not subject to deposit insurance. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian (approximately $99,300 in U.S. dollars at September 30, 2007). At September 30, 2007, the Company

exceeded the FDIC insured amount by approximately $16,800 and did not exceed the CIDC insured amount.

Consolidation of Variable Interest Entities

The Company has a significant interest in a Raft River Energy I, LLC (RREI), which has been determined to be a variable interest entity as defined by FASB Interpretation No. 46(R) (FIN 46(R)). RREI’s purpose is to hold the financial interests of the first phase of the Raft River project for the construction of a geothermal power plant. As described below, the Company’s interest changed during the current fiscal period from primary beneficiary to a significant interest.

RREI resulted from agreements signed August 9, 2006, between U.S. Geothermal Inc. and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, U.S. Geothermal sold 50% of its ownership in Raft River Energy to Raft River Holdings. As a result of the agreements, U.S. Geothermal is required to contribute approximately $6,400,000 in cash and property, and Raft River Holdings is required to contribute $34,170,100 to RREI.

As of September 30, 2007, U.S. Geothermal Inc. has contributed $6,866,714 in cash and property to the project, while Raft River Holdings has contributed $34,170,100. As a result, Raft River Holdings has been designated the primary beneficiary.

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

Property, Plant and Equipment

Costs of acquisition of geothermal properties are capitalized on an area-of-interest basis. Depreciation of these costs will be on a unit-of-production basis, based on estimated proven geothermal reserves should such reserves be found. If an area of interest is abandoned, the costs thereof are charged to income in the year of abandonment. With the inherent uncertainty of calculating the units of production for a renewable resource, revisions to the estimates and the subsequent field performance of the resource could cause the life of the resource to differ significantly from the estimated units of production. A large percentage increase or decrease in the estimated reserves could increase or decrease the depreciation, depletion or amortization of capital costs proportionately.

The Company expenses all costs related to the development of geothermal reserves prior to the establishment of proven and probable reserves.

Depreciation will be based upon the estimated useful life of the asset. For assets directly related to revenue production defined by a specific contract, the estimated useful lives will not exceed the life of the contract. Depletion on wells and other assets directly involved in the extraction of the natural resources will be based upon the total estimated capacity on a unit of production basis. Units will be defined as gallons of geothermal water processed through the plant and used directly in the production of revenues.

Other equipment is recorded at cost. Depreciation of other equipment is calculated on an annual rate of 30%.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted SFAS 144 and evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of September 30, 2007.

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

Under SFAS 123(R), the Company elected to use the modified prospective transition method, and accordingly, the Company’s consolidated financial statements for periods prior to adoption of SFAS 123(R) have not been restated to reflect, and do not include the impact of adopting SFAS 123(R).

For non-employee stock based compensation, the Company adopted EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Non-employee stock options have been granted, at the Board of Director’s discretion, to select vendors as a bonus for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

The Company accounts for stock-based compensation in accordance with SFAS 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (SFAS 128), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2007 and March 31, 2007, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the balance sheet date. Resulting gains and losses are generally included in determining net income for the period in which exchange rates change. The Company does not have financial interests that are specified by contract to be settled in foreign currencies.

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

At September 30, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,652,000 (March 31, 2007 - $2,177,500) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2007. The significant components of the deferred tax asset at September 30, 2007 and March 31, 2007 were as follows:

	September 30,	March 31,
	2007	2007
Estimated net operating loss carry forward	$7,800,000	$6,404,500

Deferred tax asset	$2,652,000	$2,177,500
Deferred tax asset valuation allowance	(2,652,000)	(2,177,500)
Net deferred tax asset	$-	$-

At September 30, 2007, the Company has net operating loss carry forwards of approximately $7,800,000 ($6,404,500 in March 31, 2007), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2007 to September 30, 2007 was $474,500.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Going Concern

Based on the Company’s projected spending over the next 12 months, the approximate $17.8 million in cash generated from the private placement completed June 5, 2007, and the Company’s other available resources obtained from prior issuance stock offerings; the Company’s auditors have removed the going concern qualification on the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,595,837 and has no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns, variances in geothermal reservoir conditions and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2008 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

NOTE 3 - REVERSE TAKE-OVER

Effective December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants. Each share purchase warrant entitled the holder to purchase one additional common share at a price of $0.75 per share until December 19, 2005. All of the stock purchase warrants noted above expired without exercise. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which was referred to as a “reverse take-over”, was treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH where included in these consolidated financial statements from December 19, 2003. GEO - Idaho was deemed to be the purchaser for accounting purposes. Accordingly, its net assets were included in the balance sheet at their previously recorded values.

The Company determined that the share purchase warrants issued as part of the aforementioned transaction had a fair value of $629,256 as determined by using the Black-Scholes pricing model with the assumptions as stated in Note 6. The amount was considered to be additional consideration given to the former GEO - Idaho shareholders and, as such, was allocated, along with the net liabilities assumed of GTH, to accumulated deficit. The acquisition is summarized as follows:

Current assets (including cash of $5,798)	$11,616
Current liabilities	(419,782)
Net liabilities assumed	$(408,166)

The net liabilities assumed have been charged to accumulated deficit.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2007, the Company incurred costs related to the development of the Neal Hot Springs property for $21,525. Two vehicles and a compressor were purchased for $99,896 and miscellaneous equipment for $6,487 that will be utilized by the corporate administrative and the Raft River site offices.

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

Property, plant and equipment activities for the six months ended September 30, 2007 are summarized as follows:

	Balance			Balance
	March 31,			September 30,
	2007	Additions	Deletions	2007

Land	$384,000	$-	$-	$384,000
Water rights	1,146,003	-	-	1,146,003
Geothermal and mineral rights	286,112	1,092,627	-	1,378,739
Furniture and equipment	108,125	128,657	(15,000)	221,782
Construction in progress, Raft
River Project	2,233,982	101,647	-	2,335,629
	$4,158,222	$1,322,931	$(15,000)	5,466,153

Less: accumulated depreciation				(40,860)
				$5,425,293

Depreciation expense charged to operations for the three months ended March 31, 2007 and the six months ended September 30, 2007 amounted to $15,746 and $23,649, respectively.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended September 30, 2007, the Company issued 235,833 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN (average $1.03 U.S.).

During the quarter ended June 30, 2007, the Company issued 291,200 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN (average $0.76 U.S.).

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

During the quarter ended December 31, 2006, the Company issued 72,741 shares to employees in satisfaction of employment agreements at an average price of $0.90, and 23,573 shares previously held in escrow were cancelled.

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

NOTE 6 - STOCK BASED COMPENSATION

The Company’s stock option plan provides for the grant of incentive stock options for up to 5,342,845 common shares to employees, consultants, officers and directors of the Company. All terms and conditions of the options are the same for external parties as well as internal employees and directors. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Since the plan has been administered by the Company’s Vancouver office and Pacific Corporate Trust Company, the Company has issued stock options with an exercise price stated in Canadian dollars per share. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

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

During the quarter ended September 30, 2007, the Company granted 775,000 stock options to consultants and employees exercisable at a price of $2.41 U.S. until January 22, 2012.

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

The following table reflects the summary of stock options outstanding at September 30, 2007 and changes during the three and six months ended:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares under	Price Per	Fair Value	Value
	options	Share	(US)	(US)

Balance outstanding, March 31, 2006	1,065,628	$0.69 CDN	$0.37	$399,146
Forfeited	(145,000)	0.86 CDN	0.62	(90,487)
Exercised	(152,500)	0.63 CDN	0.30	(46,427)
Granted	2,168,000	1.05 CDN	0.99	2,140,719
Balance outstanding, March 31, 2007	2,936,128	0.96 CDN	0.82	2,402,951

Forfeited	-	-	-	-
Exercised	(291,200)	0.83 CDN	0.44	(128,209)
Granted	-	-	-	-
Balance outstanding, June 30, 2007	2,644,928	0.98 CDN	0.86	2,274,742
Forfeited	(5,000)	1.00 CDN	0.80	(4,000)
Exercised	(235,833)	1.09 CDN	0.96	(225,581)
Granted	775,000	2.41 US	1.54	1,193,500
Balance outstanding, September 30,
2007	3,175,095	$1.32 CDN	$1.02	$3,238,661

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Fiscal Years Ended
	2008	2007

Dividend yield	0	0
Expected volatility	77-140%	82-149%
Risk free interest rate	4.58-5.00%	3.94-4.20%
Expected life (years)	3.50	3.36

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2007:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$ 0.60 CDN	260,628	1.33	260,628
0.72 CDN	109,167	2.08	109,167
0.85 CDN	20,000	3.50	20,000
0.90 CDN	232,500	2.08	232,500
1.00 CDN	1,536,800	3.50	1,536,800
1.15 CDN	78,750	3.83	59,063
1.40 CDN	166,250	4.33	83,125
2.41 US	775,000	4.83	193,750

$ 1.32 CDN	3,179,095	3.55	2,495,033

The following table summarizes information about the stock options outstanding at March 31, 2007:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE (CDN)	SHARES	LIFE (YEARS)	EXERCISABLE

$ 0.60	355,628	1.91	355,628
0.72	197,500	2.67	197,500
0.85	20,000	4.00	15,000
0.90	347,500	2.67	347,500
1.00	1,615,500	4.00	807,750
1.15	165,000	4.50	82,500
1.40	235,000	4.83	58,750

$ 0.96	2,936,128	3.59	1,864,628

A summary of the status of the Company’s nonvested stock options for the fiscal year ended March 31, 2007 and for the quarter ended September 30, 2007 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2006	142,500	$ 0.69 CDN	$ 0.37
Granted	2,168,000	1.05 CDN	0.99
Vested	(1,094,000)	0.63 CDN	0.30
Forfeited	(145,000)	0.86 CDN	0.62
Nonvested, March 31, 2007	1,071,500	0.96 CDN	0.82

Granted	-		-
Vested	(403,875)	1.00 CDN	0.68
Forfeited	-	-	-
Nonvested, June 30, 2007	667,625	1.12 CDN	1.10

Granted	775,000	2.41 US	1.54
Vested	(753,563)	1.05 CDN	0.99
Forfeited	(5,000)	1.00 CDN	0.80
Nonvested, September 30, 2007	684,062	$ 1.12 CDN	$ 1.55

As of September 30, 2007, there was $1,060,284 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended March 31, 2007 was $1,129,072; for the quarter ended September 30, 2007 was $802,448; and for the six months ended September 30, 2007 was $1,029,590.

Stock Purchase Warrants

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

NOTE 7 - RELATED PARTY TRANSACTIONS

At September 30, 2007 and March 31, 2007, the amounts of $13,332 and $9,510, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $110,136 and $154,277 at September 30, 2007 and March 31, 2007; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months.

The Company incurred the following transactions with directors, officers and a company with a common director:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2007	2007

Administrative services	$10,715	$20,563
Director fees	15,000	23,250
Consulting fees	12,000	24,000
	$37,715	$67,813

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

Consolidated Balance Sheets	U.S. GAAP September 30, 2007	Canadian GAAP September 30, 2007	U.S. GAAP March 31, 2007	Canadian GAAP March 31, 2007
Plant, Property and Equipment	$ 5,425,293	$ 5,865,904	$ 4,138,386	$ 4,578,997
Total Assets	39,115,065	45,421,580	22,673,340	23,113,951
Stockholders’ Equity	36,358,904	36,799,515	18,683,020	19,123,631
Total Liabilities and Stockholders’ Equity	$ 39,115,065	$ 39,555,676	$ 22,673,340	$ 23,113,951

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Six Months Ended September 30, 2007	Canadian GAAP Six Months Ended September 30, 2007	U.S. GAAP Year ended March 31, 2007	Canadian GAAP Year ended March 31, 2007
Exploration Expenditures	$ -	$ -	$ -	$ -
Loss from Operations	(2,068,907)	(2,068,907)	(3,138,169)	(3,138,169)
Net Loss	(1,453,214)	(1,453,214)	(1,942,884)	(1,942,884)

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

Power Purchase Agreement
The Company has signed a power purchase agreement with Idaho Power Company for sale of power generated from its planned phase one power plant. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the phase two plants to other purchasers. These agreements are all contingent upon successful financing and construction of the power plant at Raft River. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

Construction Contract
On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, as amended, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company. The amount will increase monthly until a maximum letter of credit amount of $10,252,000 is reached. A $2,709,000 money market fund is pledged as collateral backing the letter of credit as of September 30, 2007, and is reported as restricted cash.

Partnership Agreement Construction Costs
Under the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company, Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute in staged payments a total of $34 million in cash and the Company will contribute $5 million in cash and approximately $1.4 million in production and injection wells and geothermal leases to Raft River Energy I LLC, the Phase 1 project joint venture company. If total construction costs exceed budget, US Geothermal will contribute the required additional funding to the joint venture. During the quarter ended September 30, 2007, U.S. Geothermal, Inc. contributed an additional $503,000 to the joint venture. Although these funds exceeded the Company’s planned contribution levels to the Partnership, they support a component of a scheduled comprehensive plan to enhance the entire well field. This contribution will initially be allocated entirely to Unit 1; however, if results are favorable, the benefits could be realized by other planned projects outside the scope of the RREI agreement.

Office Lease
The Company leases general office space for an executive office in Boise at an annual cost of $31,051. The underlying lease is a year-to-year lease that expires on January 31, 2008.

NOTE 10 – SUBSEQUENT EVENTS

Raft River Unit 1
Construction activities associated with the Unit One plant are nearly complete. The plant commenced a test phase of power production and was operating over a six-day period, from October 18th to 23rd, during which time it ran for 108 hours and generated a total of 1,022 megawatt-hours of electrical power. On October 21st the plant ran for 24 hours and produced a peak of 13.2 megawatts. The plant was then shut down for evaluation. Two mechanical problems were identified and are in the process of being corrected by Ormat Nevada Inc. (“Ormat”), the power plant contractor. To improve the attachment of the pump impellor to the drive shaft, the manufacturer is reconfiguring each of two large injection pumps. In addition, a turbine inlet screen used to protect the high-pressure turbine from possible ingestion of construction debris came loose and was swept into the turbine. Ormat is working to assess the situation and make repairs if necessary.

Once the repairs are complete, an approximate sixty to ninety-day start-up and testing phase is planned during which time all generated electricity will be sold. Plant operations are being scheduled to allow for operator training, equipment testing and for Ormat to complete power plant performance testing and other completion obligations. The geothermal production and injection wells, and the cooling water system are also under a limited start-up process. Well control modules and communications systems in the cooling water arrangement are in the final phases of installation and calibration.

Full commercial power generation is still expected toward the end of the 4th quarter of 2007.

Power sold during the start-up phase is being purchased by Idaho Power Company under the terms of a 10-megawatt Public Utility Regulatory Policies Act (“PURPA”) contract. Full energy prices will be paid when the plant achieves commercial operations. Pending approval by the Idaho Public Utility Commission, the recently executed full output contract will take effect and replace the existing 10-megawatt PURPA contract. The plant is expected to produce an annual average output of 13 megawatts. Currently, three production wells and three injection wells are in service to the power plant. To achieve 13-megawatts of production under the full output, a number of issues are being addressed, including completion of a pump installation in a fourth production well and evaluation of total injection well capacity.

Office Lease
The Company has signed a new 3-year lease for office space for an executive office in Boise at annual costs of $67,648 which more than doubles the available floor space. The new lease starts January 1, 2008 and expires January 31, 2011.

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

U.S. Geothermal Inc. (the Company) is a Delaware corporation. As of October 1, 2007, the Company’s shares of common stock began trading on the TSX under the symbol “GTH” and ceased trading on the TSX Venture Exchange. The Company’s common stock is also quoted on the Bulletin Board under the symbol “UGTH”. On December 19, 2003, the Company acquired all of the outstanding securities of U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho”) incorporated in February 2002, through a transaction merging Geo-Idaho into Evergreen Power Inc., a wholly-owned Idaho subsidiary formed for purposes of the merger transaction. Following the merger, the Company changed its name from U.S. Cobalt Inc. to U.S. Geothermal Inc. Pursuant to the merger, Geo-Idaho became the surviving subsidiary of the Company, and Evergreen Power, Inc. ceased to exist. GTH is still a development stage company and has produced no revenues to date.

During the quarter ended September 30, 2007, the Company was focused on (1) supporting construction and preparing for operation of the Unit One power plant at the Raft River, Idaho geothermal project (“Raft River”), (2) permitting a drilling program for the Neal Hot Springs project in Oregon, and (3) the evaluation of potential new geothermal project acquisitions.

The construction of the Unit One, 13-megawatt power plant is under the direction of Ormat Nevada Inc., a subsidiary of Ormat Technologies Inc. Plant construction is proceeding on schedule and budget. This element of the Raft River project is expected to be fully functional and online in the fourth quarter of the 2007 calendar year. As of November 9, 2007:

  The power plant is nearing completion and the generator has been synchronized to the power grid.
  Plant piping and electrical connections are proceeding on schedule.
  The control room and motor control center building is complete and switchgear is connected to the plant and transmission systems.
  The cooling tower is complete.
  High voltage interconnection to BPA substation with Idaho Power and Raft River Electrical Co-operative metering is complete.

U.S. Geothermal is construction manager for the remainder of the project construction work outside the scope of the Ormat contract. This work includes production and injection pipelines, production pumps and certain electrical transmission activities. All four geothermal production pumps have been delivered to the site, installed in the wells, and connected to the well control modules. Each module contains an electronic control package, cooling system, and lubrication system required to operate and monitor the pump at the production well. Hot geothermal brine has been produced and delivered to the power plant under test conditions. Start up of the turbine occurred October 21, 2007.

Construction activities associated with the Unit One plant are nearly complete. The plant commenced a test phase of power production and was operating over a six-day period, from October 18th to 23rd, during which time it ran for 108 hours and generated a total of 1,022 megawatt-hours of electrical power. On October 21st the plant ran for 24 hours and produced a peak of 13.2 megawatts. The plant was then shut down for evaluation. Two mechanical problems were identified and are in the process of being corrected by Ormat Nevada Inc. (“Ormat”), the power plant contractor. To improve the attachment of the pump impellor to the drive shaft, the manufacturer is reconfiguring each of two large injection pumps. In addition, a turbine inlet screen used to protect the high-pressure turbine from possible ingestion of construction debris came loose and was swept into the turbine. Ormat is working to assess the situation and make repairs if necessary.

Once the repairs are complete, an approximate sixty to ninety-day start-up and testing phase is planned during which time all generated electricity will be sold. Plant operations are being scheduled to allow for operator training, equipment testing and for Ormat to complete power plant performance testing and other completion obligations. The geothermal production and injection wells, and the cooling water system are also under a limited start-up process. Well control modules and communications systems in the cooling water arrangement are in the final phases of installation and calibration.

Final pipeline activities, including the installation of drain valves, pressure relief systems and wellhead installations are complete. The cooling water supply system is approximately 95% complete for initial operations, including the refurbishment of an existing 300,000 gallon storage tank, installation of cooling water pumps, groundwater monitoring wells, communications systems and the development of a land application system that will be used to dispose of the cooling tower blow down water. Electrical transmission work needed to connect the new geothermal power plant to the existing substation is complete.

In addition, Raft River Rural Electric Cooperative has finished construction of the 3.2 -mile power transmission line that connects the power plant to the Bonneville Power Administration substation at Bridge, Idaho. Equipment upgrades to the substation including a breaker, relays, and communications systems are complete.

The Company has assembled a team of seven qualified technicians for the ongoing operation and maintenance of the Unit One power plant and planned future power plant units at Raft River. The team is currently undergoing operator training from Ormat and continues to assist in other activities associated with the completion of power plant construction.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, U.S. Geothermal elected to withdraw its Unit 2 and Unit 3 Idaho Power PPAs without submitting them to the Idaho Public Utility Commission (IPUC) for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit 2 and Unit 3 10-megawatt contracts were voided without further obligation on either party.

On September 26 2007, Idaho Power Company and the Company announced the signing of a new, 13-megawatt, full output power purchase agreement (“PPA”). The new PPA will replace an existing 10-megawatt, 20-year PPA and is part of Idaho Power’s 2006 formal request for geothermal electricity under which the Company was named the sole successful bidder in March 2007.

The new PPA is for electricity sales of an annual average of 13-megawatts and has a 25-year term. It is the first contract signed as part of ongoing negotiations with Idaho Power for a total of 45.5 megawatts. Idaho Power and the Company expect to be able to use this first contract as a template for advancing negotiations for the output from the planned Unit Three at Raft River and 26 megawatts of planned production from the Company’s Neal Hot Springs project located in southeast Oregon. Idaho Power will submit the new PPA to the IPUC for their final approval, which is expected within the 4th quarter. The existing 10-megawatt PPA will remain in effect until the IPUC approves the new PPA.

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and U.S. Geothermal have signed a letter of intent for EWEB to purchase the full 13-megawatt electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it during the 4th quarter of fiscal year ended March 31, 2008. Upon execution of the EWEB PPA, and the increase of Unit under the new Idaho Power Contract, the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 megawatts from two plants, instead of the originally planned 30 megawatts from three plants, resulting in substantial capital and operating cost savings through improved economy of scale. The negotiations with Idaho Power and EWEB recognize that the power purchase agreements are subject to the parties’

board approval and are contingent upon extension of the federal Production Tax Credit and successful drilling and resource discovery at Raft River and Neal Hot Springs.

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

On April 26, 2006, the Company issued a Notice to Proceed to Ormat under the Ormat EPC agreement as amended April 25, 2006. An initial payment of $2,020,000 allowed Ormat to proceed with ordering of equipment with significant manufacturing lead times. Under the amendment, Ormat commited to a guaranteed final completion date of December 16, 2007 on the Phase I facility.

On May 16, 2006, a $225,000 contract was signed with Raft River Rural Electrical Co-op to build the production well power distribution lines for delivery of electricity from the power plant to the well heads. At September 30, 2007, the distribution lines were complete.

On May 22, 2006, a $2.6 million contract was signed with Industrial Builders of Ontario, Oregon to construct the geothermal pipeline gathering and distribution system to connect the production and injection wells with the power plant. At September 30, 2007, this component was complete.

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

U.S. Geothermal awarded a $1.3 million dollar contract to ITT Industries/Goulds Pumps to provide line-shaft geothermal production pumps for the project. The first two production pumps have been delivered and one is installed.

The well improvement drill program, which began in August 2006, has been completed. Four existing wells were enhanced either by deepening or adding directional legs to improve their production or injection characteristics. Two new wells were drilled to expand the geothermal resource for the planned second 13-megawatt net output power plant at Raft River. Resource utilization studies have determined that production well RRG-3 will be converted to an injection well and that injection well RRG-7 will be converted to a production well.

On December 28, 2006, the Company entered into an agreement with Disco Associates, Inc. for well-head construction for the initial base amount of $478,475. At September 30, 2007, this project was approximately 80% complete.

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

Operating Results
For the six months ended September 30, 2006 and 2007, the operating loss increased $400,706 (38%). For the three months and the six months ended September 30, 2007, the Company incurred losses of $1,042,678 and $1,453,214 which represented $0.02 and $0.03 per share; respectively. The operating losses were higher than the losses incurred during the three months and six months of 2006. With the exception of stock based compensation and investment in subsidiary activities, operating expenses were reasonably consistent with the prior year.

Stock based compensation costs were $802,448 for the second quarter 2007 which was approximately 64% higher than reported in the first quarter of 2007. No stock based compensation was reported for the first two quarters of 2006. Most of the stock based compensation was awards to Company employees. Additional awards were made to employees on July 23, 2007. In the second quarter 2007, 775,000 stock options were issued by the Company. Of those options, 25% vested in that quarter. Also, a large portion of options issued prior to the second quarter 2007, vested in that quarter and the respective costs were recognized.

The loss on the subsidiary activities amounted to $26,188 which was approximately 30% lower than reported in the first quarter of 2007. The smaller loss is a result of costs being reduced due to the slowing of construction activities. Smaller losses are expected in the next quarter before expected profits are realized.

Contractual Obligations
The following table denotes contractual obligation by payments due for each period as of September 30, 2007:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$ 629,450	$ 45,400	$ 104,600	$ 100,350	$ 379,100
Stock Compensation Payable	$ 2,666,696	$1,117,833	$ 170,183	$1,378,680	$ -
RRE Construction obligations (1)	$ 4,017,021	$ 4,017,021	$ -	$ -	$ -

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

Off Balance Sheet Arrangements

As of September 30, 2007, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2007 are adequate to fund our general operating and development activities, including development activities at Neal Hot Springs, through March 31, 2009. The Company obtained project capital to construct Raft River power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the phase one project are currently estimated to be between $39 and $41 million. The majority of the funds needed for the project will be provided by existing funds and through the partnership arrangement. If additional funds are needed for the Raft River or Neal Hot Springs projects, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

Based on our projected spending over the next 12 months and our current operating funds, our auditors have determined that the going concern qualification on our financial statements is not needed. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and financing for construction of the Phase 1 power plant. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $8,595,837 for the period from February 26, 2002 (inception) to September 30, 2007, and have no revenue from operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns and contract delays can significantly affect the economics of the project. Failure to achieve commercial operations of the power plant prior to December 31, 2007 would jeopardize the production tax credit, and could materially affect the ability of U.S. Geothermal to operate as a going concern.

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

Cash and Cash Equivalents
The Company considers cash deposits and highly liquid investments to be cash and cash equivalents for financial reporting presentation on the consolidated balance sheet and statement of cash flows. The Company subscribes to the accounting standards that define cash equivalents as highly liquid, short-term instruments that are readily convertible to known amounts of cash, which are generally defined as investments that have original maturity dates of less than three months. With the large value of funds invested in short term deposits, small variations in short term interest rates may materially affect the value of cash equivalents. Investments in government obligations accumulate higher interest, but the principal balance is not insured by the FDIC.

The Company does not consider such items to be cash equivalents if there is a significant restriction placed upon the use of those assets. At fiscal year end, the Company held deposits that were restricted according to a contractual arrangement with a major vendor. Accordingly, these deposits were classified as restricted cash, rather than cash equivalents.

Property, Plant and Equipment/Impairments of Long-Lived Assets
During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, and mineral rights. The Company’s first power plant is scheduled to be operational in the third fiscal quarter ending December 31, 2007. As of October 31, 2007, the plant is producing power; however, it is not producing at maximum capacity which is expected to be obtained in December 2007. The costs of this power plant are being accumulated in construction in process accounts. These costs will be charged to operations in a systematic manner based upon the total estimated gallons of water the plant is expected to produce over its useful life starting in the third fiscal quarter ending December 31, 2007. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or depreciation process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

The costs of machinery, vehicles and other equipment, currently in operation, are being depreciated in a systematic manner. For these assets, depreciation is calculated based upon an annual rate of 30%, which allocates the costs evenly over the asset’s estimated service life. Depreciation costs calculated for assets that are not directly involved in the production of geothermal properties are charged to operations.

Income Taxes
According to generally accepted accounting practices, entities must recognize assets and/or liabilities that originate with the differences in revenues and expenses presented for financial reporting purposes and those revenues and expenses that are required to comply with federal and state income tax law. Often deductions can be accelerated for income tax purposes, thus creating temporary timing differences. Other items (generally non-allowable expenses) do not reverse over time, and are considered to be permanent differences. These types of costs are, typically, not factored into the deferred income tax asset or liability calculation. The Company’s primary element that impacts the liability or asset calculation relates to the operating losses generated in its early stages of operation that will be allowed to offset future earnings. Stock-based compensation is another significant area that impacts that recognition of deferred income taxes. Compensation that has been provided to employees and contractors based upon the value of the issuance of stock options is reported as an operating cost. However, this compensation is not an allowable deduction for income tax purposes. At the end of the fiscal year, the Company’s significant tax differences would ultimately result in the recognition of an asset; however, due to the uncertainly surrounding future earnings, an allowance has been calculated that effectively offsets the asset. The Company continues to track the financial elements that comprise the deferred income tax calculation and will remove or reduce the asset allowance if the Company is determined to be in position where it is likely to produce earnings.

Stock-Based Compensation
At the beginning of the fiscal year, the Company adopted a standard that states that if certain conditions are present surrounding the issuance of equity instruments as compensation, then circumstances may warrant the recognition of a liability for financial reporting purposes. One such condition was present when the Company originally issued stock options in a foreign currency (Canadian dollars) to employees both before and after the beginning of the fiscal year. Authors of the standard have reasoned that when a condition is present that creates a financial risk to the recipient in addition to normal market risks (i.e., foreign currency translation risk), then the instrument takes on the characteristics of a liability, rather than an equity item. As the underlying stock options are exercised or are forfeited, then the stock based compensation liability will be reduced. The Company’s financial statements reflect these changes in the consolidated balance sheet. As the value of the options change over the vesting periods, these changes will ultimately be reflected in the amount of expense charged to operations.

The Company awards stock options for compensation to non-employees for services performed and/or services performed above and beyond expectations. After the services have been completed, the awards are made at the discretion of the Board of Directors. The fair value of the options are determined on the date the options are awarded according to several factors that include the exercise price of the option, the current price of the underlying share, the expected life of the options, the expected volatility of the stock and the risk-free interest rate.. Generally speaking, a longer life and higher expected volatility yields a higher value of the option. In accordance with appropriate accounting guidance, the Company records the value of these options as operating expense during the period in which they are awarded. Stock options awarded to Company employees are also valued on the date they are awarded. However, the value of these options are expensed or capitalized over the vesting period. The current vesting period for all options is eighteen months, with 25% of the options vesting at grant date. The nature of the services provided determines whether the value will be expensed or added to the value of a Company asset. To date, no services have been provided directly related to the construction of property and equipment, thus, all services have been charged to operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2007, the Company held investments of $26,785,188 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At fiscal year end, the company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and, substantially, all operating transactions are conducted in U.S. dollars.

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

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing a power purchase contract for a 25 year period for the first power plant scheduled to go into production. This type of arrangement will be the model for power purchase contracts planned for future power plants.

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) or 15d-15(e) as of September 30, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective.

There has been no change to our internal control over financial reporting during the quarter or fiscal year ended September 30, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

As of September 30, 2007, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2007.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

During the quarter ended September 30, 2007, the Company issued 235,833 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN ($1.03 U.S.).

Item 4 – Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on September 20, 2007, there were present in person or by proxy the holders of 21,496,014 (40.28%) shares of Common Stock of U.S. Geothermal Inc. thereby constituting a quorum. The following are the matters approved and the voting results:

	Number of Shares
	Voted For	Voted Against	Abstain
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

Douglas Glaspey	19,352,603	-	2,105,011
Daniel Kunz	19,712,593	-	1,745,021
Paul Larkin	21,023,528	-	434,086
Leland Mink	21,371,028	-	86,586
John Walker	21,370,228	-	87,386

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
2. To ratify the selection of independent registered public accounting firm.	21,387,897	-	69,717	4,900
3. To authorize the Audit Committee to fix the Auditors’ remuneration	21,405,714	51,900	-	4,900

The proposal to authorize blank check preferred stock was withdrawn by the Company at the meeting.

Item 5 - Other Information

None.

Item 6 - Exhibits And Reports

See the exhibits index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 14, 2007	By: /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: November 14, 2007	By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description
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
10.1

Agreement between U.S. Geothermal Inc. and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to exhibit 10.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between U.S. Geothermal Inc. and Vulcan Power Company (Incorporated by reference to exhibit 10.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Amendment No. 2 to “Agreement by and between U.S. Geothermal Inc. and Vulcan Power Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.7

Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O.Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.14

Administrative Services Contract, dated January 1, 2004, between U.S. Geothermal Inc. and New Dawn Holdings Ltd. (Incorporated by reference to exhibit 10.10 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

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