Form 10-Q
period 2007-12-31
US GEOTHERMAL INC
filed 2008-02-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2007

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-117287

U.S. GEOTHERMAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1505 Tyrell Lane
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

Class of Equity	Shares Outstanding as of January 31, 2008
Common stock, par value	55,282,586
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Quarter Ended December 31, 2007

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2007. The results of operations for the three months and the nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2008.

U.S. GEOTHERMAL INC.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2007

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	December 31,	March 31,
	2007	2007

ASSETS

Current
Cash and cash equivalents	$20,361,663	$6,759,161
Restricted cash	689,000	5,363,400
Receivable from subsidiary	95,616	154,277
Other current assets	129,724	27,706
Total current assets	21,276,003	12,304,544

Investment in subsidiary (note 2)	14,080,049	6,230,410
Property, plant and equipment, net	5,571,134	4,138,386
Total assets	$40,927,186	$22,673,340

LIABILITIES

Current:
Accounts payable and accrued liabilities	$169,305	$1,446,952
Related party accounts payable	13,976	9,510
Total current liabilities	183,281	1,456,462
Long-term:
Stock compensation payable	1,746,303	2,533,858
Total liabilities	1,929,584	3,990,320

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
55,282,586 shares at December 31, 2007 and
43,810,512 shares at March 31, 2007	55,283	43,811
Additional paid-in capital	48,344,650	25,781,832
Accumulated deficit before development stage	(1,004,630)	(1,004,630)
Accumulated deficit during development stage	(8,397,701)	(6,137,993)
Total stockholders’ equity	38,997,602	18,683,020

Total liabilities and stockholders’ equity	$40,927,186	$22,673,340

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

					(Unaudited)
	(Unaudited)		(Unaudited)		Cumulative Period
	Three Months Ended		Nine Months Ended		From February 26,
	December 31,		December 31,		2002 (Inception)
					to December 31,
	2007	2006	2007	2006	2007

Operating Revenue	$-	$-	$-	$-	$-

Operating Expenses
Loss (gain) from investment in subsidiary	(21,516)	79,898	91,794	79,898	194,130
Consulting fees	36,352	14,259	67,492	54,077	531,296
Corporate admin and development	91,709	15,117	200,929	166,682	750,410
Exploration expenditures	-	-	-	-	440,611
Professional fees	350,197	95,321	706,871	583,219	2,333,872
Management fees	11,250	21,792	38,545	31,923	365,293
Salaries and wages	89,228	136,431	247,207	433,614	1,341,430
Stock based compensation	470,368	147,241	1,499,958	771,894	3,401,421
Travel and promotion	75,604	100,251	319,304	304,814	1,201,878
Total operating expenses	1,103,192	610,310	3,172,100	2,426,121	10,560,341

Loss from Operations	(1,103,192)	(610,310)	(3,172,100)	(2,426,121)	(10,560,341)

Other Income
Foreign exchange gain	36,286	2,005	111,554	412,076	534,165
Other income (loss)	(3,051)	90,000	7,000	90,206	97,206
Interest income	263,463	180,027	793,838	533,053	1,531,269
Total other income	296,698	272,032	912,392	1,035,335	2,162,640

Net Loss	$(806,494)	$(338,278)	$(2,259,708)	$(1,390,786)	$(8,397,701)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Number of Shares
Outstanding for Basic and Diluted Calculations	54,531,350	43,723,428	51,489,830	43,505,928

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Nine Months Ended		From February 26,
	December 31,		2002 (Inception) to
	2007	2006	December 31, 2007

Operating Activities:
Net loss	$(2,259,708)	$(1,390,786)	$(8,397,701)
Add non-cash items:
Depreciation	36,437	11,801	56,273
Loss of operations of subsidiary	91,794	-	225,098
Loss on disposal of equipment	12,375	-	12,375
Shares issued for other than cash	-	-	198,984
Share based compensation	1,499,958	771,893	3,401,421
Change in non-cash working capital items:
Receivable subsidiary	58,661	(231,603)	(95,616)
Accounts payable and accrued liabilities	40,586	(114,439)	161,334
Prepaid expenses & other	(102,018)	(14,760)	(129,724)
Total cash used by operating activities	(621,915)	(967,894)	(4,567,556)

Investing Activities:
Purchases of property, plant and equipment	(2,799,760)	(552,858)	(6,953,191)
Cash acquired in business combination	-	-	5,798
Cash released from (restricted by) under contract	4,674,400	-	(689,000)
Investment in subsidiary	(7,937,000)	(6,252,847)	(17,854,100)
Reimbursement from partner	-	-	4,917,100
Total cash used by investing activities	(6,062,360)	(6,805,705)	(20,573,393)

Financing Activities:
Issuance of share capital, net of share issue cost	20,286,777	20,325,177	45,502,612
Total cash provided by financing activities	20,286,777	20,325,177	45,502,612

Increase in Cash and Cash Equivalents	13,602,502	12,551,578	20,361,663

Cash and Cash Equivalents, Beginning of Period	6,759,161	196,499	-

Cash and Cash Equivalents, End of Period	$20,361,663	$12,748,077	$20,361,663

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Stated in U.S. Dollars)

			(Unaudited)
	(Unaudited)	(Unaudited)	From February 26,
	Nine Months Ended December 31,		2002 (Inception) to
	2007	2006	December 31, 2007

Supplemental Disclosure:
Non-cash investing and financing activities
Shares issued for settlement of debt	$-	$-	$173,639
Transfer of property and equipment to subsidiary	-	-	1,363,714
Shares issued with employment agreements	-	-	198,984
Shares issued for geothermal property	-	-	77,350
Purchase of property and equipment on account	(1,313,767)	-	21,947
Warrants issued for share issue cost	-	-	158,778

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2007
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

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2007
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

FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2007
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

U.S. GEOTHERMALINC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)
FROM INCEPTION, FEBRUARY 26, 2002, TO DECEMBER 31, 2007
(Stated in U.S. Dollars)

						ACCUM.
	NUMBER		ADDITIONAL	CAPITAL	STOCK	OTHER
	OF		PAID-IN	STOCK	PURCHASE	COMP.	ACCUM.
	SHARES	AMOUNT	CAPITAL	ISSUABLE	WARRANTS	INCOME	DEFICIT	TOTAL

Balance carried forward, March 31, 2006	18,263,844	$18,264	$4,954,690	$20,134,260	$-	$-	$(5,199,743)	$19,907,471

Stock issued as result of employment agreements	49,168	49	65,331	-	-	-	4	65,384
Stock options granted	-	-	978,772	-	-	-	-	978,772
Shares issued for stock options and warrants
exercised	497,500	498	487,595	-	(137,806)	-	-	350,287
Capital stock issued as result of a private
placement closed April 3, 2006, net of issuance
costs	25,000,000	25,000	20,109,260	(20,134,260)	-	-	-	-
Stock purchase warrants expired	-	-	1,186,232	-	(1,186,232)	-	-	-

Stock compensation liability	-	-	(2,000,048)	-	1,324,038	-	-	(676,010)
Net loss for the period	-	-		-	-	-	(1,942,884)	(1,942,884)
Balance, March 31, 2007	43,810,512	43,811	25,781,832	-	-	-	(7,142,623)	18,683,020

Capital stock issued as result of a private
placement closed June 5, 2007, net of issuance
costs	9,090,900	9,091	17,757,681	-	-	-	-	17,766,772
Shares issued for stock options and warrants
exercised	2,381,174	2,381	4,017,582	-	-	-	-	4,019,963

Stock compensation liability	-	-	787,555	-	-	-	-	787,555

Net loss for the period	-	-	-	-	-	-	(2,259,708)	(2,259,708)
Balance, December 31, 2007 (unaudited)	55,282,586	$55,283	$48,344,650	$-	$-	$-	$(9,402,331)	$38,997,602

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
(A Development Stage Company)
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-K.

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

Raft River Energy I LLC, previously a 100% owned subsidiary, was consolidated through July 2006, after which the entity is recorded under the equity method. See Consolidation of Variable Interest Entity in Note 2 for further discussion.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Discussion regarding restricted cash is included in Note 9. With the large value of funds invested in short term deposits, small variations in short term interest rates may materially affect the value of cash equivalents. Investments in government obligations accumulate higher interest, but the principal balance is not insured by the FDIC. All investments held by the Company are highly liquid and available on demand.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, a money market account, and petty cash. The money market funds totaled $20,837,295, and are not subject to deposit insurance. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (CDIC) up to $100,000 Canadian (approximately $101,800 in U.S. dollars at December 31, 2007). At December

31, 2007, the Company exceeded the FDIC insured amount by approximately $72,565 and did not exceed the CDIC insured amount.

Consolidation of Variable Interest Entities

The Company has a significant interest in Raft River Energy I, LLC (RREI), which has been determined to be a variable interest entity as defined by FASB Interpretation No. 46(R) (FIN 46(R)). RREI’s purpose is to hold the financial interests of the first phase of the Raft River project for the construction of a geothermal power plant. As described below, the Company’s interest changed during the current fiscal period from primary beneficiary to a significant interest.

RREI resulted from agreements signed August 9, 2006, between U.S. Geothermal Inc. and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, U.S. Geothermal Inc. sold 50% of its ownership in Raft River Energy to Raft River Holdings. As a result of the agreements, U.S. Geothermal Inc. is required to contribute approximately $6,400,000 in cash and property, and Raft River Holdings is required to contribute $34,170,100 to RREI.

As of December 31, 2007, U.S. Geothermal Inc. has contributed $14,300,714 in cash and property to the project, while Raft River Holdings has contributed $34,170,100. As a result, Raft River Holdings has been designated the primary beneficiary.

For periods prior to August 2006, U.S. Geothermal Inc. was the 100% owner of RREI and consolidated the loss of $30,968. For the period August 2006 to March 2007, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the capital contribution ratio at March 31, 2007 (loss of $102,336).

RREI’s latest financial information is summarized as follows:

	As of November	As of November
	30, 2007	24, 2006

Total current assets	$234,382	$3,417,793
Property and equipment	50,055,675	18,618,764
	$50,290,057	$22,036,557

Total liabilities	$4,252,786	3,360,052
Total members’ equity	46,037,271	18,676,505
	$50,290,057	$22,036,557

		From Inception	From Inception
		on August 18,	on August 18,
	Year Ended	2005 to	2005 to
	November 30,	November 30,	November 30,
	2007	2006	2007

Operating revenues	$96,743	$-	$96,743
Operating loss	(929,615)	(245,879)	(1,175,494)
Net loss	(834,234)	(237,309)	(1,071,543)

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

Depreciation will be based upon the estimated useful life of the asset. For assets directly related to revenue production defined by a specific contract, the estimated useful lives will not exceed the life of the contract. Depletion on wells and other assets directly involved in the extraction of the natural resources will be based upon the total estimated capacity on a unit of production basis. Units will be defined as mega watts of energy produced by the plant.

Other equipment is recorded at cost. Depreciation of other equipment is calculated on an annual rate of 30% which approximates the assets’ estimated useful lives.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted SFAS 144 and evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of December 31, 2007.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (SFAS 128), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2007 and March 31, 2007, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At December 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,129,100 (March 31, 2007 - $1,870,800) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2007. The significant components of the deferred tax asset at December 31, 2007 and March 31, 2007 were as follows:

	December 31,	March 31,
	2007	2007 *
Estimated net operating loss carry forward	$6,262,100	$5,502,300

Deferred tax asset	$2,129,100	$1,870,800
Deferred tax asset valuation allowance	(2,129,100)	(1,870,800)
Net deferred tax asset	$-	$-

* - The net operating loss was restated to reflect the actual amount per the federal income tax return.

At December 31, 2007, the Company has net operating loss carry forwards of approximately $6,262,100 ($1,870,800 in March 31, 2007), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2007 to December 31, 2007 was $258,300.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Going Concern

Based on the Company’s projected spending over the next 12 months, the approximate $17.8 million in cash generated from the private placement completed June 5, 2007, and the Company’s other available resources obtained from prior issuance stock offerings; the Company’s auditors have removed the going concern qualification on the Company’s financial statements. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and financing for construction of the phase one power plant. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $9,402,331 and has no revenue from full commercial operations. In the ordinary course of constructing a power plant facility of this size and complexity, cost overruns, variances in geothermal reservoir conditions and contract delays can significantly affect the economics of the project.

Recent Accounting Pronouncements

Stock Based Compensation
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110), Share Based Payment. This SAB expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The guidance in SAB 110 is effective beginning January 1, 2008. The Company uses historical information to estimate the expected term of its stock option grants and, therefore, it does not expect that adoption of SAB 110 will have a material impact on the Company’s financial position, results of operations, or cash flows.

Business Combinations
In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (SFAS 141(R)), Business Combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS 141(R) will change the accounting treatment for certain specific items, including:

  Acquisition costs will be generally expensed as incurred;
  Noncontrolling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will be required to record and disclose business combinations following existing GAAP until April 1, 2009. The Company does not expect that adoption of SFAS 141(R) will have a material effect on its financial position, results of operation, or cash flows.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued FASB Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will be required to record and disclose minority interest following existing GAAP until April 1, 2009. The Company does not expect that adoption of SFAS 141(R) will have a material effect on its financial position, results of operation, or cash flows.

Uncertainty in Income Taxes
Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of uncertain tax positions. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have an impact on our financial position or results of operations.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted due to contractual obligations. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	December 31,	March 31,
Entity/Description	2007	2007

Ormat Nevada – construction letter of credit	$404,000	$5,103,400
Idaho Department of Water Resources – well
bonding	260,000	260,000
Oregon Department of Geology and Mineral
Industries – well bonding	25,000	-
	$689,000	$5,363,400

Letter of credit restrictions for Ormat Nevada are reduced as construction payments are completed. The letter of credit will be completely released upon completion of a $2,020,000 construction payment in January 2008. Well bonding requirements renew on an annual basis.

NOTE 4 - REVERSE TAKE-OVER

On December 19, 2003, GTH acquired 100% of the issued and outstanding voting shares of GEO - Idaho by issuing 6,939,992 common shares and 2,420,217 share purchase warrants. Each share purchase warrant entitled the holder to purchase one additional common share at a price of $0.75 per share until December 19, 2005. All of the stock purchase warrants noted above expired without exercise. Since the transaction resulted in the former shareholders of GEO - Idaho owning the majority of the issued shares of GTH, the transaction, which was referred to as a “reverse take-over”, was treated for accounting purposes as an acquisition by GEO - Idaho of the net assets and liabilities of GTH. Under this purchase method of accounting, the results of operations of GTH where included in these consolidated financial statements from December 19, 2003. GEO - Idaho was deemed to be the purchaser for accounting purposes. Accordingly, its net assets were included in the balance sheet at their previously recorded values.

The Company determined that the share purchase warrants issued as part of the aforementioned transaction had a fair value of $629,256 as determined by using the Black-Scholes pricing model with the assumptions as stated in Note 7. The amount was considered to be additional consideration given to the former GEO - Idaho shareholders and, as such, was allocated, along with the net liabilities assumed of GTH, to accumulated deficit. The acquisition is summarized as follows:

Current assets (including cash of $5,798)	$11,616
Current liabilities	(419,782)
Net liabilities assumed	$(408,166)

The net liabilities assumed have been charged to accumulated deficit.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended December 31, 2007, the Company incurred additional costs related to the acquisition of geothermal rights of $306,991. Additional costs of $19,764 were incurred related to the continued development of the Neal Hot Springs project.

During the quarter ended September 30, 2007, the Company’s significant acquisitions related to the development of the Neal Hot Springs property for $21,525. Two vehicles and a compressor were purchased for $99,896 that will be utilized by the corporate administrative and the Raft River site offices.

During the quarter ended June 30, 2007, the Company’s significant acquisitions were $101,647 in the continued construction of Raft River Project phase I. The Company acquired additional geothermal rights for $1,015,102. An interconnection facility study was competed that amounted to $56,000.

Property, plant and equipment activities for the nine months ended December 31, 2007 are summarized as follows:

	Balance			Balance
	March 31,			December 31,
	2007	Additions	Deletions	2007

Land	$384,000	$-	$-	$384,000
Water rights	1,146,003	-	-	1,146,003
Geothermal and mineral rights	286,112	1,423,785	-	1,709,897
Furniture and equipment	108,125	138,890	(15,000)	232,015
Construction in progress, Raft
River Project	2,233,982	122,538	(203,653)	2,152,867
	$4,158,222	$1,685,213	$(218,653)	5,624,782

Less: accumulated depreciation				(53,648)
				$5,571,134

Charges of $203,653, listed as a deletion, were refunded project costs on the construction of the plant. These costs were recorded as additions in prior periods.

Depreciation expense charged to operations for the three months ended March 31, 2007 and the nine months ended December 31, 2007 amounted to $12,788 and $36,437; respectively.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended December 31, 2007, the Company issued 1,854,141 common shares upon the exercise of 222,550 stock options and 1,631,591 broker compensation options in both U.S. and Canadian dollars. Shares of 15,000 were issued at an exercise price of U.S $2.41. Shares of 1,680,050 shares were issued at exercise prices that ranged between CDN $0.60 to $1.00 ($0.61 to $1.02 U.S.). Shares issued from stock purchase warrants, amounted to 159,091 shares at an exercise price of U.S. $2.08.

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

During the quarter ended December 31, 2006, the Company issued 395,000 common shares upon the exercise of 280,000 stock purchase warrants at an exercise price of $0.85 CDN ($0.73 -$0.75 U.S.), the exercise of 15,000 stock purchase warrants at an exercise price of $1.25 CDN ($0.86 U.S.), and the exercise of 100,000 options at an exercise price of $0.60 CDN ($0.54 U.S.).

During the quarter ended June 30, 2006, the Company issued 40,000 common shares upon the exercise of 40,000 options at an exercise price of $0.60 CDN ($0.53 U.S.).

On April 3, 2006, the Company completed a private placement of 25,000,000 common shares at a price of $1.00 CDN ($0.86 U.S. as of April 3, 2006). Proceeds, net of financing fees, totaled $20,134,260. Of the net proceeds, $172,370 had been received in the Company’s bank accounts prior to March 31, 2006. Since the subscription forms reflected a March 30, 2006 date, and the remainder of the cash of $19,961,890 was on deposit with Dundee Securities Corporation, the private placement was recorded as “Private placement proceeds receivable” and as “Capital Stock Issuable” in the financial statements at March 31, 2006.

NOTE 7 - STOCK BASED COMPENSATION

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

The following table reflects the summary of stock options outstanding at December 31, 2007 and changes during the three quarters ended:

		Weighted
		Average	Weighted	Aggregate
	Number of	Exercise	Average	Intrinsic
	shares under	Price Per	Fair Value	Value
	options	Share	(US)	(US)

Balance outstanding, March 31, 2006	1,065,628	$0.69 CDN	$0.37	$399,146
Forfeited	(145,000)	0.86 CDN	0.62	(90,487)
Exercised	(152,500)	0.63 CDN	0.30	(46,427)
Granted	2,168,000	1.05 CDN	0.99	2,140,719
Balance outstanding, March 31, 2007	2,936,128	0.96 CDN	0.82	2,402,951

Forfeited	-	-	-	-
Exercised	(291,200)	0.83 CDN	0.44	(128,209)
Granted	-	-	-	-
Balance outstanding, June 30, 2007	2,644,928	0.98 CDN	0.86	2,274,742
Forfeited	(5,000)	1.00 CDN	0.80	(4,000)
Exercised	(235,833)	1.09 CDN	0.96	(225,581)
Granted	775,000	2.41 US	1.54	1,193,500
Balance outstanding, September 30,
2007	3,175,095	1.32 CDN	1.02	3,238,661
Forfeited	-	-	-	-
Exercised	(222,250)	1.00 CDN	0.37	(83,319)
Granted	-	-	-	-
Balance outstanding, December 31,
2007	2,956,845	$1.34CDN	$1.07	$3,155,342

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

	Fiscal Year
	2008	2007

Dividend yield	0	0
Expected volatility	77-140%	82-149%
Risk free interest rate	4.58-5.00%	3.94-4.20%
Expected life (years)	3.50	3.36

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2007:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$ 0.60 CDN	210,628	1.08	210,628
0.72 CDN	99,167	1.83	99,167
0.85 CDN	20,000	3.25	20,000
0.90 CDN	207,500	1.83	207,500
1.00 CDN	1,423,000	3.25	1,423,000
1.15 CDN	78,750	3.58	59,063
1.40 CDN	157,500	4.08	74,375
2.41 US	760,000	4.58	178,750

$ 1.34 CDN	2,956,545	3.30	2,272,483

The following table summarizes information about the stock options outstanding at March 31, 2007:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE (CDN)	SHARES	LIFE (YEARS)	EXERCISABLE

$ 0.60	355,628	1.91	355,628
0.72	197,500	2.67	197,500
0.85	20,000	4.00	15,000
0.90	347,500	2.67	347,500
1.00	1,615,500	4.00	807,750
1.15	165,000	4.50	82,500
1.40	235,000	4.83	58,750

$ 0.96	2,936,128	3.59	1,864,628

A summary of the status of the Company’s nonvested stock options for the fiscal year ended March 31, 2007 and for the three quarters ended December 31, 2007 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2006	142,500	$0.69 CDN	$0.37
Granted	2,168,000	1.05 CDN	0.99
Vested	(1,094,000)	0.63 CDN	0.30
Forfeited	(145,000)	0.86 CDN	0.62
Nonvested, March 31, 2007	1,071,500	0.96 CDN	0.82

Granted	-		-
Vested	(403,875)	1.00 CDN	0.68
Forfeited	-	-	-
Nonvested, June 30, 2007	667,625	1.12 CDN	1.10
Granted	775,000	2.41 US	1.54
Vested	(753,563)	1.05 CDN	0.99
Forfeited	(5,000)	1.00 CDN	0.80
Nonvested, September 30, 2007	684,062	1.12 CDN	1.55
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Nonvested, December 31, 2007	684,062	$1.12 CDN	$1.55

As of December 31, 2007, there was $589,916 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended March 31, 2007 was $1,129,072; for the quarter ended December 31, 2007 was $470,368; and for the nine months ended December 31, 2007 was $1,499,958.

Stock Purchase Warrants

At June 30, 2007, 454,545 share purchase warrants at an exercise price of $2.08 US were issued to compensate brokers resulting from the private placement of 9,090,900 common shares issued June 5, 2007. During the quarter ended December 31, 2007, stock purchase warrants representing 159,091 common shares at an exercise price of $2.08 U.S. were exercised.

During the quarter ended September 30, 2006, stock purchase warrants representing 3,985,001 common shares at an exercise price of $1.25 CDN expired without being exercised, stock purchase warrants representing 280,000 common shares at an exercise price of $0.85 CDN were exercised, and stock purchase warrants representing 15,000 common shares at an exercise price of $1.25 CDN were exercised.

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2007 and March 31, 2007, the amounts of $13,976 and $9,510, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $95,616 and $154,277 at December 31, 2007 and March 31, 2007; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months.

The Company incurred the following transactions with directors, officers and a company with a common director:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2007	2007

Administrative services	$16,584	$20,563
Director fees	26,250	23,250
Consulting fees	12,000	24,000
	$54,834	$67,813

NOTE 9 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

Consolidated Balance Sheets	U.S. GAAP December 31, 2007	Canadian GAAP December 31, 2007	U.S. GAAP March 31, 2007	Canadian GAAP March 31, 2007
Plant, Property and Equipment	$ 5,571,134	$ 6,011,745	$ 4,138,386	$ 4,578,997
Total Assets	40,927,186	41,367,797	22,673,340	23,113,951
Stockholders’ Equity	38,997,602	39,438,213	18,683,020	19,123,631
Total Liabilities and Stockholders’ Equity	$ 40,927,186	$ 41,367,797	$ 22,673,340	$ 23,113,951

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Nine Months Ended December 31, 2007	Canadian GAAP Nine Months Ended December 31, 2007	U.S. GAAP Year ended March 31, 2007	Canadian GAAP Year ended March 31, 2007
Exploration Expenditures	$ -	$ -	$ -	$ -
Loss from Operations	(3,172,100)	(3,172,100)	(3,138,169)	(3,138,169)
Net Loss	(2,259,708)	(2,259,708)	(1,942,884)	(1,942,884)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The leases provide for the following annual payments within the next five fiscal years:

Year
Ending
March 31,	Amount

2008	$39,887
2009	50,800
2010	53,800
2011	54,100
2012	46,250
Thereafter	379,100

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

Construction Contract
On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho for a lump sum price of $20,200,000 (exclusive of taxes). The Company expects the output of the plant will be used to meet power delivery requirements of the Company’s agreements with Idaho Power Company. As part of the Ormat EPC Agreement, as amended, the Company has established a $1,000,000 letter of credit with Wells Fargo Bank to collateralize amounts committed by Ormat, but not paid by the Company. The amount will increase monthly until a maximum letter of credit amount of $10,252,000 is reached. A $404,000 money market fund is pledged as collateral backing the letter of credit as of December 31, 2007, and is reported as restricted cash.

Joint Venture Agreement Construction Costs
Under the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company, Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc., will contribute in staged payments a total of $34 million in cash and the Company will contribute $5 million in cash and approximately $1.4 million in production and injection wells and geothermal leases to Raft River Energy I LLC, the Phase 1 project joint venture company. If total construction costs exceed budget, US Geothermal will contribute the required additional funding to the joint venture. During the nine months ended December 31, 2007, U.S. Geothermal, Inc. contributed an additional $7,937,000 to the joint venture. Although these funds exceeded the Company’s planned contribution levels to the Joint Venture, they support a component of a scheduled comprehensive plan to enhance the entire well field. This contribution will initially be allocated entirely to Unit 1; however, if results are favorable, the benefits could be realized by other planned projects outside the scope of the RREI agreement.

Office Lease
The Company leases general office space for an executive office in Boise at an annual cost of $31,051. The underlying lease is a year-to-year lease that expires on January 31, 2008.

NOTE 11 – SUBSEQUENT EVENTS

Office Lease
The Company has signed a new 3-year lease for office space for an executive office in Boise at annual costs of $67,648. The new lease starts January 1, 2008 and expires January 31, 2011.

Major Contract
During the fiscal year, a new power purchase agreement between the Company’s subsidiary (Raft River Energy I, LLC) and its major customer was completed. The new contract allows for purchase of power to the full extent of the plant’s capacity, rather than the original limit of 10 average megawatts per month. The new agreement was approved by the Public Utilities Commission (PUC) on January 15, 2008.

Commercial Operations
On January 3, 2008, the Company’s subsidiary (Raft River Energy I, LLC) became commercially operational and began earning revenues subject to the contract terms for a fully operational enterprise.

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

During the quarter ended December 31, 2007, the Company was focused on (1) completing construction and starting up the Unit One power plant at the Raft River, Idaho geothermal project (“Raft River”), (2) permitting a drilling program for the Neal Hot Springs project in Oregon, (3) negotiating the Raft River Unit 2 contract with Eugene Water and Electric Board (“EWEB”) and (3) the evaluation of potential new geothermal project acquisitions.

The construction of the Unit One, 13-megawatt power plant is under the direction of Ormat Nevada Inc., a subsidiary of Ormat Technologies Inc. and achieved substantial completion in December.

Construction activities associated with the Unit One plant are complete. The plant commenced a test phase of power production and was operating over a six-day period, from October 18th to 23rd, during which time it ran for 108 hours and generated a total of 1,022 megawatt-hours of electrical power. On October 21st the plant ran for 24 hours and produced a peak of 13.2 megawatts. The plant was then shut down for evaluation. Two mechanical problems were identified and are in the process of being corrected by Ormat Nevada Inc. (“Ormat”), the power plant contractor. To improve the attachment of the pump impellor to the drive shaft, the manufacturer is reconfiguring each of two large injection pumps. In addition, a turbine inlet screen used to protect the high-pressure turbine from possible ingestion of construction debris came loose and was swept into the turbine.

The repairs were completed on November 22. An approximate sixty to ninety-day start-up and testing phase is planned during which time all generated electricity will be sold. Plant operations are being scheduled to allow for operator training, equipment testing and for Ormat to achieve final completion of the plant. The geothermal production and injection wells, and the cooling water system are also under a start-up process designed to balance the wellfield.

The Company has assembled a team of seven qualified technicians for the ongoing operation and maintenance of the Unit One power plant and planned future power plant units at Raft River. The team underwent operator training from Ormat and is currently operating the plant unassisted.

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

On September 26 2007, Idaho Power Company and the Company announced the signing of a new, 13-megawatt, full output power purchase agreement (“PPA”). Idaho Power submitted the new PPA to the IPUC for their final approval, which was granted on January 16, 2008. The new PPA replaces the existing 10-megawatt, 20-year PPA and is part of Idaho Power’s 2006 formal request for geothermal electricity under which the Company was named the sole successful bidder in March 2007.

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

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and U.S. Geothermal have signed a letter of intent for EWEB to purchase the full 13-megawatt annual electrical output of Unit 2. The parties have exchanged a draft PPA and intend to complete it during the 4th quarter of fiscal year ended March 31, 2008. Upon execution of the EWEB PPA, and the increase of Unit 1 under the new Idaho Power Contract, the total output from the Unit 1 and Unit 2 Raft River power plants will be 26 megawatts from two plants, instead of the originally planned 30 megawatts from three plants, resulting in substantial capital and operating cost savings through improved economy of scale. The negotiations with Idaho Power and EWEB recognize that the power purchase agreements are subject to the parties’ board approval and are contingent upon extension of the federal Production Tax Credit and successful drilling and resource discovery at Raft River and Neal Hot Springs.

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

Operating Results
For the three and nine months ended December 2006 and 2007, the operating loss increased $492,882 (81%) and $745,979 (31%); respectively. For the three months and the nine months ended December 31, 2007, the Company incurred net losses of $806,494 and $2,259,708 which represented $0.01 and $0.04 per share; respectively. With the exception of stock based compensation and professional fees, operating expenses were reasonably consistent with the prior year. Decreasing salary costs reduced the noted unfavorable variances.

Stock Based Compensation
For the three and nine months ended December 31, 2007, the stock based compensation increased $323,127 (219%) and $728,064 (94%); respectively. This variance was primarily due to the July 2007 stock options vesting during the quarter.

Professional Fees
For the three and nine months ended December 31, 2007, professional fees increased $254,876 (267%) and $123,652 (21%); respectively. Additional professional fees were incurred for consulting services related to compliance with the Sarbanes-Oxley Act, the AMEX listing application, and payment of the original listing fee for the Toronto Stock Exchange. Also, legal fees have been incurred related to services needed for possible acquisitions.

Salary costs
For the three and nine months ended December 31, 2007, the salary costs decreased $47,203 (35%) and $186,407 (43%); respectively. This variance is primarily due to more operating costs being allocated to the operations of the Company’s subsidiary.

Gain/Loss on Investment in Subsidiary
The Company’s portion of the operating gain of $21,516 for the quarter ended December 31, 2007 was the first quarter the investment reported a gain. The Company’s subsidiary began producing revenues during its testing phase and reported an operating profit for the quarter ended December 31, 2007. Commercial operations officially began on January 3, 2008. The Company expects the subsidiary to continue to generate profits in future periods.

Raft River Energy I LLC
Pursuant to a management services agreement, the Company will provide operating and management services to Raft River Energy I LLC, an unconsolidated affiliate. We expect to receive annual cash distributions up to $1.6 million each year for the first four project years pursuant to the management services agreement and an operating agreement. The cash distributions made to us will come from four sources: income-related cash distributions from our investment in Raft River Energy I LLC, royalty income from our energy leases to Raft River Energy I LLC, a management fee for providing operating and maintenance services, and lease income from our cooling water leases to Raft River Energy I LLC. After the first four years, the Company will receive a nominal percentage of the distributable Raft River Energy I LLC cash flow until a specified rate of return is achieved by our partner, at which time we will receive a little more than half of the distributable cash flow. If we develop the economic equivalent of 30 megawatts of power sales during the initial 20-year term of the power purchase agreement then, at the end of year 20, our share of the distributable cash flow increases to a significant majority of cash flow for the remainder of the Unit I project life.

Contractual Obligations
The following table denotes contractual obligation by payments due for each period as of December 31, 2007:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$ 623,937	$ 39,887	$ 104,600	$ 100,350	$ 379,100
Stock Compensation Payable	$ 1,746,303	$ -	$ 170,183	$ 1,576,120	$ -
RRE Construction obligations (1)	$ 469,550	$ 469,550	$ -	$ -	$ -

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

Off Balance Sheet Arrangements

As of December 31, 2007, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at December 31, 2007 are adequate to fund our general operating and development activities through March 31, 2009. The Company obtained project capital to construct Raft River power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the Unit 1 to date are approximately $44 million. The majority of the funds needed for the project to date have been provided by existing funds and through the joint venture arrangement. If additional funds are needed for the Raft River or Neal Hot Springs projects, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

Based on our projected spending over the next 12 months and our current operating funds, our auditors have determined that the going concern qualification on our financial statements is not needed. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and financing for additional capital costs related to testing of the Unit 1 power plant. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $9,402,331 for the period from February 26, 2002 (inception) to December 31, 2007, and have no revenue from operations.

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

Property, Plant and Equipment/Impairments of Long-Lived Assets
During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, and mineral rights. The Company’s first power plant became operational January of 2008. The costs of this power plant have been accumulated in construction in process accounts. These costs will be charged to operations in a systematic manner based upon the total estimated megawatts generated by the plant is expected to produce over its useful life starting in the fourth fiscal quarter ending March 31, 2008. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or depreciation process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

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

Income Taxes
According to generally accepted accounting practices, entities must recognize assets and/or liabilities that originate with the differences in revenues and expenses presented for financial reporting purposes and those revenues and expenses that are required to comply with federal and state income tax law. Often deductions can be accelerated for income tax purposes, thus creating temporary timing differences. Other items (generally non-allowable expenses) do not reverse over time, and are considered to be permanent differences. These types of costs are, typically, not factored into the deferred income tax asset or liability calculation. The Company’s primary element that impacts the liability or asset calculation relates to the operating losses generated in its early stages of operation that will be allowed to offset future earnings. Stock-based compensation is another significant area that impacts that recognition of deferred income taxes. Compensation that has been provided to employees and contractors based upon the value of the issuance of stock options is reported as an operating cost. However, this compensation is not an allowable deduction for income tax purposes. At the end of the fiscal year, the Company’s significant tax differences would ultimately result in the recognition of an asset; however, due to the uncertainties surrounding future earnings, an allowance has been calculated that effectively offsets the asset. The Company continues to track the financial elements that comprise the deferred income tax calculation and will remove or reduce the asset allowance if the Company is determined to be in position where it is likely to produce earnings.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At December 31, 2007, the Company held investments of $20,837,295 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) or 15d-15(e) as of December 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective.

There has been no change to our internal control over financial reporting during the quarter or period ended December 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

As of December 31, 2007, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2007.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

During the quarter ended December 31, 2007, the Company issued 1,854,141 common shares upon the exercise of 222,550 stock options, plus 1,631,591 broker compensation options at an exercise price of $.60 to $1.00 CDN ($0.60 to $2.41 U.S.).

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Board of Directors has authorized revised employment agreements effective January 1, 2008 with Douglas Glaspey (COO), Kerry Hawkley (CFO), and two other key employees to insert a change of control clause in their contract. This clause would result in a lump-sum payment if the officer/employee’s contract is terminated within twelve months of a change in control of the Company.

Item 6 - Exhibits And Reports

See the exhibits index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 14, 2008	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: February 14, 2008
By: /s/ Kerry D. Hawkley .
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description
3.4	Bylaws of U.S. Geothermal Inc. (formerly known as U.S. Cobalt, Inc.)
10.24	Power Purchase Agreement dated September 24, 2007 between Raft River Energy I, LLC and Idaho Power Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002