Form 10-K
period 2008-03-31
US GEOTHERMAL INC
filed 2008-06-16
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2008

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-117287

U.S. GEOTHERMAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1505 Tyrell Lane
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 208-424-1027

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405
of the Securities Act [   ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act. [   ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for at least the past 90 days.[X] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Act).  [   ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 27, 2008: $156,028,366

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of May 27, 2008
Common stock, par value	62,011,753
$ 0.001 per share

Documents Incorporated by Reference:

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.”

U.S. Geothermal Inc. and Subsidiaries

Form 10-K

INDEX

For the Year Ended March 31, 2008

U.S. Geothermal Inc. and Subsidiaries

Form 10-K

INDEX

For the Year Ended March 31, 2008

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

U.S. Geothermal Inc. (the “Company,” “GTH” or “we” or “us” or words of similar import) is in the renewable “green” energy business. Through its subsidiary, U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho,” although our references to the company include and refer to our operations through Geo-Idaho), we are engaged in the acquisition, development and utilization of geothermal resources in the Western Region of the United States of America. Geothermal energy is the natural heat energy stored within the earth’s crust. In some areas of the earth, economic concentrations of heat energy result from a combination of geological conditions that allow water to penetrate into hot rocks at depth, become heated, and then circulate to a near surface environment. In these settings, commercially viable extraction of the geothermal energy and its conversion to electricity become possible and a “geothermal resource” is present.

Development of Business

History

Geo-Idaho was formed as an Idaho corporation in February 2002 to conduct geothermal resource development. On March 5, 2002 Geo-Idaho entered into a letter agreement with the previous owner, pursuant to which Geo-Idaho agreed to acquire all of the real property, personal property and permits that comprised the owner’s interest in the Raft River project.

The Company and Geo-Idaho entered into a merger agreement on February 28, 2002, which was amended and restated on November 30, 2003, and closed on December 19, 2003. In accordance with the merger agreement, GTH acquired Geo-Idaho through the merger of Geo-Idaho with a subsidiary, EverGreen Power Inc., an Idaho corporation formed for that purpose. Geo-Idaho is the surviving corporation and the subsidiary through which GTH conducts operations. As part of this acquisition, we changed our name to U.S. Geothermal Inc. Because the former Geo-Idaho shareholders became the majority holders of GTH, the transaction is treated as a “reverse takeover” for accounting purposes.

We currently operate two power plants, Raft River Unit I in Idaho, through our joint venture with Raft River I Holdings, LLC, a subsidiary of Goldman Sachs, and a plant located in the San Emidio Desert in Nevada. We also have several other properties under development or exploration. Raft River Unit I commenced commercial operations in January 2008. Raft River Unit I is currently selling between 9.6 and 11.7 megawatts of power to Idaho Power Company under a net 13 megawatt power purchase agreement (“PPA”) which expires in 2032. Management is currently evaluating alternatives to bring the Raft River Unit I plant operations to its nameplate capacity of 13 megawatts.

In May 2008, we acquired the geothermal assets, including a 3.6 net megawatt nameplate generating capacity power plant, from Empire Geothermal Power LLC and Michael B. Stewart, located in Washoe County, Nevada for approximately $16.6 million. The plant currently generates an approximate average net output of 3.1 megawatts, which is sold to Sierra Pacific Power Corporation. We intend to begin development drilling and planning related to the construction of a 27 megawatt facility utilizing twin 13.5 megawatt plants, similar to the 13 megawatt plant at Raft River Unit I, near the existing San Emidio geothermal plant in the third calendar quarter of 2008. When construction is complete, the existing 3.6 megawatt plant may be decommissioned.

Plan of Operations

Our management examines different factors when assessing potential acquisitions or projects at different stages of development, such as the internal rate of return of the investment, technical and geological matters and other relevant business considerations. We evaluate our operating projects based on revenues and expenses, and our projects under development, based on costs attributable to each project.

We have additional exploration and development properties, Raft River Units II and III in Idaho, Neal Hot Springs in Oregon, potential additional development at San Emidio and energy rights within the Gerlach Known Geothermal Resource Area in Nevada, which we recently entered.

Our business strategy is to identify, evaluate, acquire, develop and operate geothermal assets and resources economically, safely and efficiently. We intend to execute this strategy in several steps outlined below:

  Leverage Management Team Capabilities and Experience – Our strategy is focused on the identification and acquisition of resources that can be developed in a cost-effective manner to produce attractive returns. In particular, we seek to acquire projects that have already undergone geothermal resource discovery. In addition, we intend to operate and manage construction of the projects, while using internal personnel and third-party contractors to efficiently and cost-effectively develop those resources. We believe that we have the strategic personnel in place to determine which resources provide the greatest opportunity for efficient development and operation. We have developed relationships and employed personnel that will allow us to develop and utilize geothermal resources as efficiently as possible.

  Develop Our Pipeline of Quality Projects – Our project pipeline currently consists of several projects that we believe are aligned with our growth strategy. These projects have consulting reports from various industry experts supporting our belief in those projects’ potential, and we have started PPA negotiations for power off-take with counterparties for some of these growth opportunities. If realized, our identified project pipeline will greatly expand our renewable power generation capacity.

  Utilize Production Tax Credits and Other Incentives – Although geothermal power production can be cost competitive with fossil fuel power generating facilities without government subsidies in some cases, production tax credits available to geothermal power producers enhance the project economics and attract capital investment. For the Raft River Unit I project, we partnered with Goldman Sachs in order to fully utilize production tax credits available to the joint venture. Our strategy going forward is to structure project ownership to be the primary beneficiary of project economics.

  Pursue Acquisition Strategy – The geothermal market, particularly in the United States, is fragmented and characterized by a few large players and a number of smaller ones. Geothermal exploration and development is costly, technically challenging and requires long lead times before a project will produce revenue. We believe that geothermal technical and managerial talent is limited in the industry and that access to capital to develop projects will not be equally available to all participants. As a result, we believe that there will be opportunities in the future to pursue acquisitions of geothermal projects and/or geothermal development companies with attractive project pipelines.

  Evaluate Other Potential Revenue Streams from Geothermal Resources – In addition to electricity generation, we will evaluate additional applications for our geothermal resources including industrial, agriculture, and aquaculture purposes. These uses generally constitute lower temperature applications where, after driving a turbine generator, residual hot water can be cycled for secondary processes before being returned to the geothermal reservoir by injection wells, which can provide incremental revenue streams. We will evaluate the optimal use for each geothermal resource and determine whether selling heat for industrial purposes or generating and subsequently selling power to a grid will generate the highest return on the asset.

Cash Requirements

We believe our cash and liquid investments at March 31, 2008, plus the $10.2 million in cash generated from the private placement completed April 28, 2008, is adequate to fund our general operating and development activities through March 31, 2009. In the ordinary course of constructing and developing activities, cost overruns, variances in geothermal reservoir conditions and contract delays can significantly affect the economics of our projects. Management believes that sufficient funding will be available to meet its current business objectives, including anticipated cash needs for working capital. If additional funds are needed, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

On April 9, 2008, the Company entered into an agreement with a Canadian investment dealer (the “Underwriter”), pursuant to which the Underwriter purchased 6,382,500 units of the Company (each, a "Unit"), each Unit comprising one common share of the Company (each, a "Common Share") and one half of one common share purchase warrant (each whole common share purchase warrant, a "Warrant"), on an underwritten private placement basis at a price of $2.35 CDN per Unit to raise gross proceeds of $14,998,875 CDN. Each Warrant entitles the holder thereof to acquire one additional common share of the Company for a period of 24 months following the closing of the offering for $3.00 US per common share. The net proceeds of the offering is being used by the Company to complete the San Emidio geothermal project acquisition recently announced and for general working capital purposes.

Material Acquisitions/Development

San Emidio and Granite Creek – (Nevada)
We have acquired the geothermal assets of Empire Geothermal Power, LLC and Michael B. Stewart (“Empire Acquisition”) for approximately $16.6 million. This purchase was completed on May 1, 2008. The transaction included an operational geothermal power plant, ground water rights, and geothermal energy rights to properties in two locations: the San Emidio and the Granite Creek assets. The San Emidio assets are located in the San Emidio Desert, Washoe County, Nevada and include the geothermal power plant project, approximately 22,944 acres (35.9 square miles) of geothermal leases, and ground water rights used for cooling water. The Granite Creek assets are comprised of approximately 5,414 acres (8.5 square miles) of BLM geothermal leases located approximately 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser. This plant is our second operating geothermal power plant and is owned by a subsidiary of U.S. Geothermal. The power plant sells an annual average of approximately 3.1 megawatts. The plant is approximately 21 years old and employs four binary cycle units. We have conducted a review of the information regarding the project, and we believe that the existing production wells can provide 4,500 to 5,000 gallons per minute of 290 to 300°F fluid to the current power plant. We believe this flow rate and temperature has the potential to generate 10+ megawatts using a modern binary cycle power plant.

An independent resource assessment report prepared by Black Mountain Technology in 2008 shows a potential for 44 megawatts of power generation per year for over 30 years. Based on the known 21 year historical production data from this reservoir we believe that the resource can be significantly expanded with the addition of a number of new production and injection wells. The resource is shallow relative to other properties under development by us, which we believe will allow us to utilize this property economically.

The San Emidio plant sells its output to Sierra Pacific Power Corporation pursuant to a power purchase agreement (“PPA”). We have prepared a development plan for the San Emidio geothermal resource area for the production of 27 megawatts of power generation. The current plan calls for the construction of twin 13.5 megawatt plants, similar to the 13 megawatt plant at Raft River Unit I. We expect the existing well field will be able to provide approximately 75% of one of the twin plants, fuel requirements, and the new production well field will be able to provide the balance of the first plant’s fuel requirements and will support the development of the second 13.5 megawatt power plant. We plan to begin drilling in 2008, with commercial operations of the twin plants currently expected in late 2010.

Management is currently reviewing alternatives and believes project financing will be available for the development and construction. The method of financing the construction of the new power plant has not yet been determined. We believe the construction cost of the project will be approximately $75 to $85 million.

Neal Hot Springs – (Oregon)
Neal Hot Springs is a promising geothermal resource located in Eastern Oregon. We acquired the Neal Hot Springs geothermal energy and surface rights in September 2006. The Neal Hot Springs resource is currently under development and no construction decision has been made at this time. Drilling of the first well has been completed. We are currently seeking permits to drill two additional production wells and one injection well. Drilling on the first production well began in April 2008 and was completed in June 2008. The productivity status of the well is currently being tested and evaluated. Upon confirmation of positive flow test results on the well, we expect to drill the three additional wells before being able to confirm the initial project megawatt capacity.

To date, a total of approximately $2 million has been expended on the Neal Hot Springs project. We expect additional expenditures of approximately $5 to $6 million to complete drilling of the planned three additional wells and associated flow testing.

While a geothermal resource discovery has been verified, a commercial geothermal reservoir has not yet been proven to exist at Neal Hot Springs. Teplow Geologic performed a preliminary assessment of Neal Hot Springs based on data prepared by Chevron Minerals from drill records from the late 1970s. Teplow concluded that a potential commercially viable geothermal resource exists and recommended a geophysical and geological mapping program. The mapping and geophysical program was completed by Teplow and MWH Geo-Surveys Inc. in February 2007. The geophysical program included use of gravimetric and magnetic mapping to produce a subsurface map of the area’s faults and irregularities. Additionally, water samples from the surface hot springs were analyzed by Thermochem, Inc., and a geothermometer (a chemical based estimate of resource temperature) was calculated which estimated the potential production temperature at 311ºF to 347ºF.

We have prepared a development plan for the Neal Hot Springs geothermal resource area for the target production of 26 megawatts of power generation. The plan calls for the construction of twin 13-megawatt plants, similar to the 13-megawatt plant at Raft River Energy Unit I. Drilling of the first well has been completed. This new well is located adjacent to the discovery well drilled by Chevron Resources in l979. Based on flow test results currently underway, if this new well successfully produces from the hydrothermal fluid system we anticipate, we will seek permits for three more locations for the drilling of two more production wells and one injection well. The permitting is expected to take about three months. Based on our current understanding of the energy potential at the Neal Hot Springs discovery, we expect to drill a total of 8 production and 7 injection wells with an average depth of about 2,500 to 4,000 feet. The total drill program for all 15 wells is expected to take 17 months. Our current plan shows that assuming successful drilling, signing of EPC contracts, signing of a PPA and closing of project finance activities it is possible to start construction by the forth quarter of 2009 and be online in late 2011. We believe the construction cost of the project will be approximately $95 million.

We plan to seek additional PPAs for future phases, which may involve drilling new wells and determining the production capacity of those wells for additional plant construction. At this time it is not possible to estimate if or when future wells will be drilled. Future phases may involve additional PPAs with Idaho Power Company or other utilities in the service area and may or may not include terms similar to other PPA.

Gerlach – (Nevada)
The Company purchased the right to a 1,252 acre Bureau of Land Management (“BLM”) geothermal lease for $300,000 in October of 2007. In May of 2008, the Company entered into a joint venture agreement with Gerlach Green Energy LLC of Nevada (“GGE”). The target of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. The joint venture is located near the Company’s Granite Creek leases that were recently acquired as part of the San Emidio geothermal power plant arrangement.

The joint venture agreement establishes a limited liability company named Gerlach Geothermal LLC. The agreement provides the Company with a 60 percent ownership interest in the joint venture through a subsidiary of the Company and provides GGE a 40 percent ownership interest in the joint venture. The Company is required to expend $2,000,000 toward the joint venture, of which $300,000 has already been made by a property contribution of the 1,252 acre BLM geothermal lease. GGE has contributed to the joint venture one BLM geothermal lease and one private geothermal lease. These leases have all had previous geologic work performed including geophysical studies and drilling. The joint venture agreement provides GGE an option to maintain its 40 percent ownership interest by making additional capital contributions as required. If GGE elects to dilute to below a 10 percent interest, their ownership position in the joint venture will be converted to a 10 percent net profits interest. The Company serves as the joint venture manager and will receive a reasonable fee for the services.

The combined joint venture property totals 3,615 acres (5.6 square miles) with 3,415 acres of BLM leases and 200 acres in a private property lease that contains the Great Boiling Springs thermal feature. The geothermal system near Gerlach is well known, with an extensive database from previous studies and exploration drilling and the Company believes the area has significant exploration potential. Gerlach was ranked as the No. 3 top resource in Nevada by the United States Geological Survey in Circular 726, “Assessment of Geothermal Resources of the United States; 1975”, and has estimated potential resource temperatures from geochemical analysis of 338º F to 352º F (USGS Circulars 726 and 790).

Material Changes in Employees

At March 31, 2008, the Company had 19 full-time and one part time employee (10 administrative and project development, and 9 field and plant operations). As a result of the Empire Acquisition, effective May 1, 2008, an additional 6 full-time field and plant operations employees were added. The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

The Company did not experience any labor disputes or labor stoppages during the current fiscal year.

Principal Products

The principal product is based upon activities related to the production of electrical power from the utilization of the Company’s geothermal resources. The primary product will be the direct sale of power generated by our interests in our geothermal power plants. Currently our principal revenues are earned through consulting and management fees obtained for our services. All power plants currently being considered and currently under construction are for sites in the Western Region of the United States of America.

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

There are four major components (or factors) to a geothermal resource:

1.	Heat source and temperature – The economic viability of a geothermal resource is related to the amount of heat generated. The higher the temperature, the more valuable the geothermal resource.

2.	Fluid – A geothermal resource is commercially viable only when the system contains water and/or steam as a medium to transfer the heat energy to the surface.

3.	Permeability – The fluid present underground must be able to move. In general, significant porosity and permeability within the rock formation are needed to create a viable reservoir.

4.

Depth – The cost of development increases with depth, as do resource temperatures. The proximity of the reservoir to the surface is therefore a key factor in the economic valuation of a geothermal resource.

Electrical power is directly produced through the utilization of geothermal resources; however, these resources are not a direct component of the final product.

Raft River Unit I, Idaho is a proven geothermal resource, and has a 13 megawatt geothermal power plant in operation. San Emidio, Nevada is a proven geothermal resource, and has a 3.6 megawatt geothermal plant in operation. Unless major geological changes occur that impact the geothermal reservoirs, the condition of the existing resources is expected to remain consistent over time. Each power plant constructed will have an impact on the temperature and pressure of the tapped reservoir. The extent of this impact and the results of future drilling exploration to determine the actual extent of the reservoir will be a limiting factor on the number of plants that can be constructed at a particular reservoir.

Significant Patents, Licenses, Permits, Etc.

Raft River. Five significant permits are in place for the Raft River project and are necessary for continued operations:

1.	Geothermal well permits for production and injection wells issued by the Idaho Department of Water Resources.
2.	A Conditional Use Permit for the first two power plants was issued by the Cassia County Planning and Zoning Commission on April 21, 2005.
3.	The Idaho Department of Environmental Quality issued the Air Quality Permit to Construct on May 26, 2006.
4.	A Wastewater Reuse Permit issued by the Idaho Department of Environmental Quality on February 23, 2007.

San Emidio. The San Emidio project has five significant permits in place necessary for continued operations:

1.	Geothermal well permits for production and injection wells issued by the Nevada Division of Minerals.
2.	A Special Use Permit issued by the Washoe County Board of Commissioners on July 1, 1987.
3.	An Air Quality Permit to Operate from Washoe County renewed on January 1, 2008.
4.	A Surface Discharge Permit from Nevada Division of Environmental Protection issued on June 11, 2001.
5.	An Underground Injection Permit from Nevada Division of Environmental Protection issued on August 18, 2000.

Seasonality of Business

Generally, the Company’s operations and construction activities are not significantly impacted by seasonality factors. The Company’s binary geothermal plants can operate more efficiently in cooler temperatures. Cooler temperatures facilitate the cooling process of the secondary fluid that is used to power the turbines. However, plant drilling and construction activities could be negatively impacted by inclement weather that can occur, primarily, during the winter months.

Industry Practices/Needs for Working Capital

The Company is heavily involved in development operations; therefore high levels of working capital are committed, either directly or indirectly to the construction efforts. After a plant becomes commercially operational, the needs of working capital are expected to be low. This assumption is primarily based upon the projected revenues and relatively low levels of expected operational expenses. The Company is expecting to be significantly involved in development activities for the next 5 to 10 years.

Dependence on Few Customers

Ultimately, the market for electrical power is vast; however, the number of entities that can physically, logistically and economically purchase the commodity in large quantities in our area of operations are limited. The Company currently collects revenues from two major sources that include the Idaho Power Company (through the Company’s major subsidiary Raft River Energy Unit I) and Sierra Pacific Power Company. Even at planned levels of operation, it is expected that the Company and its interests will have a small number of direct customers that may amount to less than 4 or 5.

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

In the Pacific Northwest there is currently only one geothermal facility (Raft River Energy Unit I). There are a number of wind farms, as well as biomass and run-of-the river hydroelectric facilities. However, the Company believes that the combination of greater reliability and baseload generation from geothermal, access to infrastructure for deliverability, and a low "full life" cost will allow it to successfully compete for long term power purchase agreements.

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

In preparation for project financing, Raft River Unit I Environmental Site Assessment was completed by Kleinfelder on October 21, 2005. The Unit I assessment identified two underground storage tanks, which have since been removed.

The Raft River project is currently in compliance with all environmental permits and water quality monitoring requirements. The most significant investment in environmental compliance has been associated with water quality monitoring which is currently being conducted on a weekly basis. The Company previously petitioned the Idaho Department of Water Resources (IDWR) to reduce the monitoring obligations. IDWR believed that additional monitoring data was warranted. Based on additional ground water monitoring data, the Company is again requesting a reduced ground water monitoring frequency. We anticipate a favorable response from the IDWR.

Since operations have been initiated, key environmental reports include:

1)	Monthly production and injection reports which are filed with the IDWR;

2)	Quarterly ground water monitoring reports which are filed with IDWR;
3)	Annual land application and blowdown water quality reports filed with the Idaho Department of Environmental Quality.
4)	Annual Tier II reporting filed with the Idaho Bureau of Homeland Security, Local Emergency Planning Committee, and the local fire department.

The Raft River project is ideally suited in a rural agricultural area. The nearest full time resident is located over one mile south of the plant. The nearest part time resident is located approximately one half mile north of the plant. Additionally, there are no unique plant or animal communities in the area and no unique cultural or environmental constraints.

Financial Information about Geographic Areas

As described in detail in the Property section, the Company’s interest in the Raft River Unit I power plant, located in the southeastern part of the State of Idaho, became operational on January 3, 2008. Similar plants are in the planning stages at the same location as well as locations in Nevada and Oregon. The Company has recently acquired a 3.6 megawatt geothermal plant and geothermal rights in San Emidio, Nevada. Land acquisitions and rights have been obtained to explore the development and construction of power plants in the southeastern part of the State of Oregon.

Available Information

We make available, free of charge through our Internet website at http://www.usgeothermal.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

Governmental Approvals and Regulation

U.S. Geothermal Inc. (“GTH”) is subject to federal and state regulation in respect of the production, sale and distribution of electricity. Federal legislation includes the Energy Policy Act of 2005, the Federal Power Act, and the Energy Policy Act of 1992. GTH is defined as an independent power producer under the rules and regulations of the Federal Energy Regulatory Commission ("FERC"). As an independent power producer, GTH’s operations are supported by the Public Utility Regulatory Policies Act (”PURPA”) which encourages alternative energy sources such as geothermal, wind, biomass, solar and cogeneration. The State of Idaho also regulates electricity through the Idaho Public Utility Commission ("IPUC"). Regulated utilities have the exclusive right to distribute and sell electricity within their service area. They may purchase electricity in the wholesale market from independent producers like GTH. The IPUC, has the authority to establish rules and regulations governing the sale of electricity generated from alternative energy sources. Regulated utilities are required to purchase electricity on an avoided cost basis from renewable energy facilities, or they may acquire purchased power through bids or negotiated procedures.

On May 8, 2006, GTH submitted proposals to Idaho Power in response to their “Request for Proposal for Geothermal Power.” GTH was the preferred respondent and entered power purchase contract negotiations with Idaho Power. The Raft River Unit I Geothermal Power Plant started up under a contract based on avoided costs which limited the output of the plant to 10 average mega watts per month. Through subsequent contract negotiations, GTH reduced the long-term cost of power to Idaho Power, and is now allowed to deliver as much power in any month as the plant is capable of producing, up to a maximum hourly output of approximately 16 mega watts. The annual average output is expected to be on the order of 13 mega watts. This 30 percent increase in plant output would be achieved without major additional power plant capital investment and is expected to decrease the operating cost per kilowatt-hour. Some additional production and injection capacity will have to be developed in order to meet the output targets.

Because carbon regulation is anticipated to increase the cost of power sourced from coal and because there are limited opportunities to purchase baseload geothermal power, GTH has found that utilities across the Western United States are eager to discuss PPAs with GTH.

On February 28, 2008, U.S. Geothermal Inc. and Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon signed a power purchase agreement (“PPA”) for the planned Unit II power plant at Raft River. The PPA allows for variable electrical output up to a maximum of 16 megawatts with a term of 25 years. The PPA is subject to successful drilling and resource development at Raft River. The power will be delivered to BPA’s customer load in Idaho.

The combined sales from the Idaho Power Raft River Unit I contract and the EWEB Unit II contract will be 26 megawatts from two plants. Before the burgeoning interest in geothermal power, the Company had originally planned 30 megawatts from three plants. The construction of only two larger plants will result in substantial capital and operating cost savings through improved economy of scale.

In addition to the EWEB agreement, the strong regional interest in geothermal power has resulted in numerous utilities inquiring with GTH to purchase the electrical power output of Unit III at Raft River, for the output of the Neal Hot Springs power plants, and for any expanded output at the company’s San Emidio, NV project. All future plants will be developed under PPAs that do not restrict the output of the project.

GTH will be required to obtain various federal, state and county approvals for construction of future geothermal facilities. These approvals are issued by entities such as the U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency, State (NV, OR, ID) Departments of Environmental Quality, Water Resources, State Historic Preservation Offices, the applicable land management agency, and County Commissioners.

For project development in Idaho and Oregon, David Evans & Associates of Boise, Idaho is providing consulting and engineering services for transmission and interconnection issues. Centra Consulting, Inc. of Boise, Idaho has been retained to assist with State of Idaho air quality and cooling water reuse permitting, and we have retained various environmental engineering firms and regulatory consultants to advise and assist GTH with regard to siting, design and regulatory compliance.

For project development in Nevada, U.S. Geothermal is retaining similar consulting firms to supplement in-house staff.

Environmental Credits

In the past several years, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become competitive relative to fossil fuel generation. This is partly due to newly enacted legislative and regulatory incentives, such as production tax credits and state renewable portfolio standards. State renewable portfolio standards laws require that an increasing percentage of the electricity supplied by electric utility companies operating in states with such standards will be derived from renewable energy resources until certain pre-established goals are met. We expect increasing demand for energy generated from geothermal and other renewable resources in the United States as additional states adopt or extend renewable portfolio standards.

As a “green” power producer, environmental-related credits, such as renewable energy credits or carbon credits, may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us, and may provide an additional source of revenue.

We expect the following key incentives to influence our results of operation are:

Production Tax Credits. Production tax credits provide project owners with a federal tax credit for the first ten years of plant operation. At present, unless extended, facilities constructed after December 31, 2008 will not be eligible to use this production tax credit. The federal production tax credit available for geothermal energy in 2007 was 2 cents per kilowatt-hour.

Renewable Energy Credits. Renewable Energy Certificates, or RECs, are tradable environmental commodities that represent proof that 1 megawatt-hour of electricity was generated from an eligible renewable energy resource. In states that have a REC program, a renewable energy provider is credited with one REC for every 1,000 kilowatt-hours or 1 megawatt-hour of electricity it produces. The renewable energy is then fed into the electrical grid and the accompanying REC can then be sold on the open market providing the renewable energy producer with an additional source of income.

On July 29, 2006, U.S. Geothermal, Inc. signed a $4.6 million renewable energy credits purchase and sales agreement with Holy Cross Energy, a Colorado cooperative electric association. Holy Cross Energy will purchase the renewable energy credits associated with the Raft River Unit I power production from 2008 to 2017. We retain the renewable energy credits associated with power production from Raft River Unit I after 2017. We expect to receive a majority of the annual revenue from the ten-year renewable energy credits sales arrangement with Holy Cross Energy. Raft River Unit 1 started accruing renewable energy credit revenues in January 2008.

ITEM 1A. Risk Factors

General Business Risks

Our future performance depends on our ability to establish that the geothermal resource is economically sustainable. Geothermal resource exploration and development involves a high degree of risk. The recovery of the amounts shown for geothermal properties and related deferred costs on our financial statements, as well as the execution of our business plan generally, is dependent upon the existence of economically recoverable and sustainable reserves. Expansion of the production of power from our interests is not certain and depends on successful drilling and discovery of additional geothermal hydrothermal resources in quantities and containing sufficient heat necessary to economically fuel future plants.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of continued development of the Neal Hot Springs (Oregon) and San Emidio (Nevada) projects and other operating activities, and to finance the growth of our business, including the construction and commissioning of power generation facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

We may be unable to obtain the financing we need to pursue our growth strategy in the geothermal power production segment, which may adversely affect our ability to expand our operations. When we identify a geothermal property that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful on favorable terms, or at all.

Market conditions and other factors may not permit future project and acquisition financings on terms favorable to us. Our ability to arrange for financing on favorable terms, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the state in which the project is located and the continued existence of tax laws which are conducive to raising capital. If we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using equity financing which will have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

We may not be able to fully develop the geothermal resource within the Raft River Unit I joint venture boundaries which would increase development costs for Raft River Unit II and result in delays. Raft River Unit II is currently anticipated to be located within the Raft

River Unit I joint venture boundaries. Without the agreement and consent of our Raft River Unit I joint-venture partner, Raft River Holdings, we cannot fully develop the geothermal resource within the Raft River Unit I joint venture boundaries without incurring increased development costs and delays.

It is very costly to place geothermal resources into commercial production. Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant, and a transmission line, and considerable administrative costs would be incurred, together with the drilling of additional wells. For Raft River Energy Unit I, capital contributions of approximately $51 million were needed. Future expansion of power production at Raft River, Idaho and San Emidio, Nevada and development of new power production capability at Neal Hot Springs may result in significantly increased capital costs related to increased production and injection well drilling and higher costs for labor and materials. To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

We may be unable to realize our strategy of utilizing the tax and other incentives available for developing geothermal power projects to attract strategic alliance partners, which may adversely affect our ability to complete these projects. Part of our business strategy is to utilize the tax and other incentives available to developers of geothermal power generating plants to attract strategic alliance partners with the capital sufficient to complete these projects. Many of the incentives available for these projects are new and highly complex. There can be no assurance that we will be successful in structuring agreements that are attractive to potential strategic alliance partners. If we are unable to do so, we may be unable to complete the development of our geothermal power projects and our business could be harmed.

Our participation in the joint venture is subject to risks relating to working with a co-venturer. Raft River Energy I LLC is the Unit I project joint venture company with Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group Inc. Raft River I Holdings, LLC has contributed a total of $34.2 million in cash and we have contributed over $15.6 million in cash and approximately $1.5 million in production and injection wells and geothermal leases to Raft River Energy I LLC. We are subject to risks in working with a co-venturer that could adversely impact Unit I of the Raft River project as well as anticipated development of Raft River Unit II. We anticipate that the Raft River Unit II power plant may utilize the geothermal resource within the Raft River Unit I joint venture boundaries. Further, our contribution to the joint venture may exceed returns from the joint venture, if any.

We are a holding company and our revenues depend substantially on the performance of our subsidiaries and the projects they operate. We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service.

We may not be able to manage our growth due to the commencement of operations of the Raft River and San Emidio power plants and exploration activities in Neal Hot Springs which could negatively impact our operations and financial condition. Significant growth in our operations will place demands on our operational, administrative and financial resources, and the increased scope of our operations will present challenges to us due to increased management time and resources required and our existing limited staff. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial and administrative functions of Raft River and San Emidio and other acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to manage the increased scope of operations, to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

If we incur material debt to fund our business, we could face significant risks associated with such debt levels. We will need to procure significant additional financing to construct, commission and operate our power plants in order to generate and sell electricity. If this financing includes the issuance of material amounts of debt, this would expose the Company to risks including, among others, the following:

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

  a significant level of indebtedness may make us more vulnerable to defaults by the purchasers of electricity or in the event of a downturn in our business because of fixed debt service obligations; and

  the terms of agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of such agreements were not satisfied, the lenders could be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness, which would likely include our interest in the project.

In such event, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations, including the repayment of outstanding principal and interest on such indebtedness.

We may not be able to successfully integrate companies that we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow. Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

  failure of the acquired companies to achieve the results we expect;
  inability to retain key personnel of the acquired companies;
  risks associated with unanticipated events or liabilities; and
  the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired companies suffers performance problems, the same could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results and cash flow.

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Daniel J. Kunz, our Chief Financial Officer, Kerry D. Hawkley, our Chief Operating Officer, Douglas J. Glaspey, and Kevin Kitz, our Vice President – Project Development. The loss of any of their services could have a material adverse effect upon us. The Company has executed employment agreements with these persons but does not have key-man insurance on any of them.

Our development activities are inherently very risky. The high risks involved in the development of a geothermal resource cannot be over-stated. The development of geothermal resources at our Raft River and Neal Hot Springs projects are such that there cannot be any assurance of success. Exploration costs are high and are not fixed. The geothermal resource cannot be relied upon until substantial development, including drilling, has taken place. The costs of development drilling are subject to numerous variables such as unforeseen geologic conditions underground which could result in substantial cost overruns. Drilling for geothermal resource at Raft River is relatively deep with the average depth of wells some 6,000 feet. Drilling at Neal Hot Springs and at planned future phases of expansion at Raft River may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

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

The impact of governmental regulation could adversely affect our business by increasing costs for financing or development of power plants. Our business is subject to certain federal, state and local laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of electricity, and environmental and safety matters. On a Federal level, the most important tax rule that affects our business is the Production Tax Credit (“PTC”), which is currently set to expire on December 31, 2008. If the PTC is not extended, financing of planned additional geothermal power plants will be much more difficult because the PTC enhances the annual revenue of the project by about 25 percent per year for the first 10 years. Without this revenue enhancement the expected internal rates of returns on investments would be significantly lower and therefore they would be less desirable for investors who then may choose to invest elsewhere for greater returns. The loss of the PTC is a risk that could result in making future expansions at Raft River, San Emidio and at Neal Hot Springs uneconomic. New rules recently adopted by the Bureau of Land Management, as directed by the Energy Policy Act of 2005, require competitive auction of all geothermal leases on Federal lands. Competitive leasing is significantly increasing the cost of obtaining leases on Federal land, is adding to the capital costs needed to develop geothermal projects, is increasing the total electrical power prices needed to make a geothermal project viable and is making it more difficult to acquire additional adjacent lands for reservoir protection and exploration.

If Federal lands or any Federal involvement are included in any geothermal development, requirements of the National Environmental Policy Act ("NEPA") will be triggered. Most of the geothermal resource in the United States is located in the western states, where the Federal Government often is the largest landowner. If a NEPA action is triggered, such as an Environmental Impact Statement or Environmental Assessment, a project delay of one to two years and a cost of $1,000,000 to $2,000,000 or more may be incurred while the environmental permitting process is completed. NEPA not only can impact the property where the geothermal resource is located, but includes the siting and construction of transmission lines. Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

In the states of Idaho, Nevada and Oregon, drilling for geothermal resources is governed by specific rules. In Nevada drilling operations are governed by the Division of Minerals (Nevada Administrative Code Chapter 534A); in Idaho by the Idaho Department of Water Resources (IDAPA 37 Title 03 Chapter 04); and in Oregon by the Division of Oil, Gas and Mineral Industries (Division 20 Geothermal Regulation). These rules require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters, and, may not allow or may restrict drilling activity, or may require that a geothermal resource be unitized (shared) with adjoining land owners. Such laws and regulations may increase the costs of planning, designing, drilling, installing, operating and abandoning our geothermal wells, the power plant and other facilities. State environmental requirements and permits, such as the Idaho Department of Environmental Quality, Air Quality Permit to Construct, include public disclosure and comment. It is possible that a legal protest could be triggered through one of the permitting processes that would delay construction and increase cost for one of our projects. The state of Oregon has an Energy Facility Siting Council that must issue a site certificate for any geothermal energy facilities of 35 megawatts or higher which could affect the Neal Hot Spring project by adding additional cost and delay construction.

Because of these state and federal regulations, we could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remediation costs. We could potentially discharge such materials into the environment:

  from a well or drilling equipment at a drill site;
  leakage of fluids or airborne pollutants from gathering systems, pipelines, power plant and storage tanks;
  damage to geothermal wells resulting from accidents during normal operations; and
  blowouts, cratering and explosions.

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business by increasing cost and the time required to explore and develop geothermal projects. In addition, because the Vulcan Property at Raft River was previously operated by others, we may be liable for environmental damage caused by such former operators.

Industry competition may impede our growth and ability to enter into power purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The electrical power generation industry, of which geothermal power is a sub-component, is highly competitive and we may not be able to compete successfully or grow our business. We compete in areas of pricing, grid access and markets. The industry in the Western United States, in which our the Raft River and San Emidio projects are located, is complex as it is composed of public utility districts, cooperatives and investor-owned power companies. Many of the participants produce and distribute electricity. Their willingness to purchase electricity from an independent producer may be based on a number of factors and not solely on pricing and surety of supply. If we cannot enter into power purchase agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional properties.

Some of our leases will terminate if we do not achieve commercial production during the primary term of the lease, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all. Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as we achieve commercial production or pursuant to other terms of extension. The land covered by some of our leases is undeveloped and has not yet achieved commercial production of the geothermal resources. Leases that cover land which remains undeveloped and does not achieve commercial production and leases that we allow to expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from, or inject geothermal resources into, such premises or secure rights to alternate geothermal resources or lands suitable for injection, all of which may not be possible or could result in increased cost to us, which could materially and adversely affect our business, financial condition, future results and cash flow.

Claims have been made that some geothermal plants cause seismic activity and related property damage. There are approximately two-dozen geothermal plants operating within a fifty-square-mile region in the area of Anderson Springs, in Northern California, and there is general agreement that the operation of these plants causes a generally low level of seismic activity. Some residents in the Anderson Springs area have asserted property damage claims against those plant operators. There are significant issues whether the plant operators are liable, and to date no court has found in favor of such claimants. While we do not believe the areas of the Raft River, Idaho, San Emidio, Nevada and Neal Hot Springs, Oregon will present the same geological or seismic risks, there can be no assurance that we would not be subject to similar claims and litigation, which may adversely impact our operations and financial condition.

Actual costs of construction or operation of a power plant may exceed estimates used in negotiation of power purchase and power financing agreements. The Company’s initial power purchase contract is under rates established by the Idaho Public Utility Commission, using an “avoided-cost” model for cost of construction and operating costs of power plants. If the actual costs of construction or operations exceed the model costs, the Company may not be able to build the contemplated power plants, or if constructed, may not be able to operate profitably. The Company’s financing agreements provide for a priority payback to our partner. If the actual costs of construction or operations exceed the model costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project.

Payments under our initial power purchase agreement may be reduced if we are unable to forecast our production adequately. Under the terms of our initial power purchase agreement, and starting with the third year of operation, if we do not deliver electricity output within 90% to 110% of our forecasted amount, which requires us to submit a forecast every three months, payments for the amount delivered will be reduced, possibly significantly. For example if the plant produces more than 110% of the power as forecasted then we would not receive any revenue for the amount over the forecast figure. If the plant produces less than 90% of the forecast amount for unexcused reasons, such as normal plant breakdowns and maintenance, then we may be subject to a reduced power price, depending the prevailing power market conditions. The agreement moves the power price to the market price instead of contracted price. We currently expect to forecast 9 megawatts of delivery for a 10-megawatt plant and the damages would then result if the actual delivery was only 8.1 megawatts or less. All 8.1 megawatts would be subject to a reduced price that is not possible to predict at this time. The total average revenue per megawatt hour is approximately $62.40 and the reduction in revenue could be perhaps 30 percent of that amount. As a risk mitigation element we are not subject to this adjustment until year three of the contract and then we are able to submit a new forecast every three months thereby limiting this exposure.

There are some risks for which we do not or cannot carry insurance. Because our current operations are limited in scope, the Company carries public liability insurance and directors’ and officers’ liability coverage, but does not currently insure against any other risks. As its operations progress, the Company will acquire additional coverage consistent with its operational needs, but the Company may become subject to liability for pollution or other hazards against which it cannot insure or cannot insure at sufficient levels or against which it may elect not to insure because of high premium costs or other reasons. In particular, coverage is not available for environmental liability or earthquake damage.

Our officers and directors may have conflicts of interests arising out of their relationships with other companies. Several of our directors and officers serve (or may agree to serve) as directors or officers of other companies or have significant shareholdings in other companies. To the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. From time to time several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

Failure to comply with regulatory requirements may adversely affect our stock price and business. As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance. The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002. The Company has documented and tested its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Commencing March 31, 2008, the end of the Company’s most recent fiscal year, SOX required an annual assessment by management of the effectiveness of the Company’s internal control over financial reporting and an attestation report by the Company’s independent auditors on internal controls over financial reporting. Management concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2008 due to a material weakness identified by its external auditors in connection with the calculation of the stock option valuations. The remediation efforts designed by the Company may not be adequate to address the material weakness. Due to the existence of the material weakness, the Company has also determined that its disclosure controls and procedures, as defined under the Securities Exchange Act of 1934, were not effective. We may also incur additional costs in order to comply with Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.

We may be subject to liquidated damages in the event that a resale registration statement is not declared effective by September 29, 2008. On April 28, 2008 (the “Closing Date”), we completed a private placement of 6,382,500 units (each a “Unit”) at a price of $2.35 CDN per Unit. Each unit consisting of one common share (“Common Share”) of the Company and one half of one warrant. Each whole Common Share purchase warrant (a “Warrant”) entitles the holder thereof to acquire one Common Share in the capital of the Company for a period of 24 months following the Closing Date. Upon completion of the placement and the issuance of 290,000 shares of common stock in connection with the Empire transaction, the company had 62,011,753 shares issued and outstanding. In connection with the offering, we agreed to file a registration statement with the Securities and Exchange Commission as soon as practicable after closing and to use commercially reasonable efforts to cause it to become effective and remain effective for two years. In the event the registration statement is not effective by September 29, 2008, the purchasers in the private placement are entitled to receive, as liquidated damages, 0.1 common shares for each common share purchased.

Risks Relating To the Market for Our Securities

A significant number of shares of our common stock are eligible for public resale. If a significant number of shares are resold on the public market, the share price could be reduced and could adversely affect our ability to raise needed capital. The market price for our common stock could decrease significantly and our ability to raise capital through the issuance of additional equity could be adversely affected by the availability and resale of such a large number of shares in a short period of time. If we cannot raise additional capital on terms favorable to us, or at all, it may delay our exploration or development of existing properties or limit our ability to acquire new properties, which would be detrimental to our business.

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares of common stock. There is currently only a limited public market for our common stock on the Toronto Stock Exchange in Canada and on the American Stock Exchange in the United States, and investors may be unable to resell their shares of common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our shareholders. The market for our common stock is highly volatile, having ranged in the last fiscal year ended March 31, 2008, from a low of $1.59 CDN to a high of $4.75 CDN on the TSX Exchanges and from a low of $1.37 US to a high of $4.78 US on the Over-the-Counter Bulletin Board. The trading price of our common stock on the TSX Exchange and on the American Stock Exchange is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

We do not intend to pay any cash dividends in the foreseeable future. We intend to reinvest any earnings in the development of our projects. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.

Provisions in our bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable. Our bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions prohibit stockholders from calling special meetings, which may deter a takeover attempt. Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of 15% or more of our capital stock for a period of three years following the date on which the stockholder acquired such ownership percentage, unless, among other things, our Board of Directors has approved the transaction. This statute likewise may discourage, delay or prevent a change of control.

Item 2. Description of Property

The Company has interests in three areas in the Western United States. These interests include the Raft River area located in southeastern Idaho, the Neal Hot Springs area located in eastern Oregon (near the Idaho/Oregon boarder), and our interests located in northwestern Nevada. The properties in northwestern Nevada include San Emidio, Gerlach and Granite Creek. The company currently has two commercially operational power plants. Unit I at Raft River became commercially operational on January 3, 2008. The San Emidio plant was acquired in the Empire Acquisition.

REGIONAL LOCATION MAP

Raft River - (Idaho)

The Raft River project, where the company’s geothermal operations are located, is in southeastern Idaho, approximately 55 miles southeast of Burley, the county seat of Cassia County. Burley, population 8,300, is the local agricultural and manufacturing center for the area, providing a full range of light to heavy industrial services.

A commercial airport is located 90 miles to the northeast in Pocatello, Idaho. Pocatello, population 53,000, is a regional center for agriculture, heavy industry (mining, phosphate refining), technology and education with Idaho State University. Malta, a town with a population of approximately 180, is 12 miles north of the project site where basic services, fuel, and groceries are available. Year-round access to the project from Burley is via Interstate Highway 84 south to State Highway 81 south, then east on the Narrows Canyon Road, an improved county road.

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

BLM Lease. The geothermal resources lease agreement with the United States Department of Interior Bureau of Land Management (BLM) was entered into on August 1, 2007. The lease is for approximately 1,685 acres of land located contiguous to the Raft River Property in southeastern Idaho.

Raft River Unit I

Unit I at Raft River became commercially operational on January 3, 2008. As a result of the project financing for Unit I of the Raft River project, the Company has contributed over $17 million in cash and property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River Holdings, an affiliate of Goldman Sachs Group, has contributed approximately $34 million to the project. Property assigned to Raft River Energy by the Company includes seven production and injection wells, seven monitoring wells, the Stewart lease, the Crank lease, the Newbold lease, the Doman lease, and the Glover lease. All appropriate permits and contracts have also been assigned to Raft River Energy for Unit I.

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

The Crank Lease. The lease agreement with Janice Crank was originally entered into June 28, 2002, and had a primary term of 5 years. After GTH provided evidence to the lessor that the well (RRGE-2) located on lessor’s property was not owned by the lessor (but instead was included in the Vulcan Property), a new lease was entered into on June 28, 2003, which excluded the ownership of RRGE-2, with a four-year initial term. Advance production royalties (on a June to June basis) are payable under the Crank lease as follows:

  Year 1 (Paid June 2002 under original lease): $5,000
  Year 2 (Paid June 2003 under original lease): $10,000
  Year 3 (Paid June 2004 under renegotiated lease): $10,000
  Year 4: (Paid June 2005): $10,000
  Year 5: (Paid June 2006): $10,000

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

  Year 2: $5,000
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

  Year 1-5:   $1,400
  Year 6-10: $2,100

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

With the construction of the power plant included in Unit I of the Raft River project, management has increased the general liability and umbrella liability insurance coverage, as deemed necessary. Additional builders risk insurance will be obtained prior to construction of the power plant.

BLM Lease. The lease has a primary term of 10 years. After the primary term, the Company has the right to extend the contract in accordance with regulation 43 CFR subpart 3207. The lease calls for annual payments of $3,502 including processing fees. BLM has the right to terminate the contract upon written notice if the Company does not comply with the terms of the agreement. The royalty rate is based upon 10% of the value of the resource at the well head. The amounts are calculated according to a formula established by Minerals Management Service (“MMS”).

Neal Hot Springs – (Oregon)

Neal Hot Springs is a promising geothermal resource located in Eastern Oregon. We acquired certain of the Neal Hot Springs geothermal energy and surface rights in September 2006. It is currently under development and no construction decision has been made at this time.

Planning is complete and the permit has been received for drilling the first production well at Neal Hot Springs. We are currently seeking permits for drilling two additional production wells and one injection well. Drilling on the first production well began in the second calendar quarter of 2008. Upon confirmation of positive flow test results on the first well, we expect to drill the three additional wells. The additional drilling work is expected to continue for approximately three months. Following the completion of the drilling, flow tests will be conducted on all of the wells and a construction decision will be made.

Lease/Royalty Terms

Cyprus Gold Exploration Corporation. The lease is for mineral rights for 4,960 acres located in Malheur County, Oregon is dated January 24, 2007, and has a primary term of 10 years, and expires January 24, 2017. Minimum lease payments are as follows:

Year 2007	$6,000
Year 2008-2011	$4,000
Year 2012-2016	$8,000

The agreement defines a royalty rate is based upon 2% of the actual revenue for the first 10 years of commercial production and 3% thereafter.

JR Land and Livestock. The lease is for mineral rights for 4,960 acres located in Malheur County, Oregon is dated January 24, 2007, and has a primary term of 10 years, and expires January 24, 2017. Minimum lease payments are as follows:

Year 1	$15,000
Year 2	$25,000
Year 3	$30,000

The agreement defines a royalty rate is based upon 3% of the gross proceeds for the first 5 years of commercial production, 4% of gross proceeds for the next 10 years, and 5% of the gross proceeds thereafter. .

San Emidio – (Nevada)

The Company acquired a 3.6 megawatt operating geothermal power plant and approximately 28,358 acres (44.3 square miles) of geothermal energy leases and certain ground water rights all located north of Reno, Nevada.

The asset purchase transaction was structured with an initial closing on April 1, 2008 and the final closing on May 1, 2008. The total purchase price was $16.6 million. The assets are comprised of two locations: the San Emidio assets and the Granite Creek assets. The San Emidio assets are located in the San Emidio Desert, Washoe County, Nevada and include the geothermal power project, approximately 22,944 acres (35.9 square miles) of geothermal leases, and ground water rights used for cooling water. The Granite Creek assets are comprised of approximately 5,414 acres (8.5 square miles) of BLM geothermal leases located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser.

The 3.6 -megawatt geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. A March 2008 resource assessment of the San Emidio geothermal leases by independent experts Susan Petty and Dennis Trexler of Black Mountain Technology shows a total resource potential of 44 megawatts with a 90% probability factor.

The power plant was constructed in 1986 with commercial power generation beginning in 1987. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 megawatt Ormat Energy Converters, three injection wells and four production wells. A three cell cooling tower was added in 1998 to improve summer power generation. The plant is connected to the transmission grid via a 60 kilovolt intertie.

San Emidio is our second operating geothermal power plant and is owned by a wholly owned subsidiary of the Company (USG Nevada LLC). The project is a small-scale geothermal power plant selling approximately three megawatts. The plant is approximately 21 years old and employs four binary cycle units. We have conducted a review of the information regarding the project, and we believe that the existing production wells can provide 4,500 to 5,000 gallons per minute of 290 to 300 °F fluid to the current power plant.

Lease/Royalty Terms

BLM Leases. At the closing of the Empire Acquisition, the geothermal leases with the BLM were assigned to the Company. The lease contracts are for approximately 21,905 acres of land and geothermal rights located in the San Emidio Desert, Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years if the BLM does not need the land for any other purpose and the lessee is maintaining production at commercial quantities. The leases require the lessee to conduct operations in a manner that minimizes adverse impacts to the environment.

The terms of the BLM contracts are detailed as follows:

Contract No.	Current Contract Expiration Date	Acres	Annual Rate
N63004	1/1/2009	1,280	$ 1,280
N63005	1/1/2009	1,279	1,279
N63006	1/1/2009	1,920	1,920
N63007	1/1/2009	1,920	1,920
N75233	11/1/2011	1,868	3,738
N75552	11/1/2012	2,560	2,560

N75553	11/1/2012	1,480	1,480
N75554	11/1/2012	2,118	2,119
N75555	11/1/2012	960	960
N75556	11/1/2012	1,480	1,480
N75557	11/1/2012	1,280	1,280
N75558	11/1/2012	680	680
N42707	Indefinite	1,797	0
N47169	12/1/2017	3	0
N74196	4/30/2012	640	640
N57437	9/30/2008	640	2,560

The BLM lease contracts require royalty payments for the use of geothermal resources. The rate is based upon 10% of the value of the resource at the well head. The amounts are calculated according to a formula established by Minerals Management Service (MMS).

Kosmos Lease. This is a geothermal resource lease agreement for 1,040 acres with The Kosmos Company (Kosmos). The lease has been in effect since October l987 and continues so long as the lessee is drilling for, producing geothermal power, or conducting remedial operations. Under the terms of the first amendment to the lease which became effective upon our acquisition of the San Emidio Geothermal assets, Kosmos will be paid the greater of $8,000 per month or 3.5% of the gross sales price of electric power from fluids produced and injected until the proposed new power plant achieves commercial operation. When a new power plant is installed and producing commercial power, the royalty will change to 1.75% of the gross sales price of electric power sold by the lessee for 120 months and 3.5% thereafter.

Gerlach – (Nevada)

May 2008, the Company entered into a joint venture agreement with Gerlach Green Energy LLC of Nevada to form a limited liability company named Gerlach Geothermal LLC. The joint venture owns geothermal rights for 3,615 acres (5.6 square miles) located in northwestern Nevada near the town of Gerlach. The target of the joint venture is the exploration of the regional Gerlach geothermal system. The joint venture is located near the Company’s Granite Creek leases that were recently acquired as part of the San Emidio geothermal power plant acquisition.

Lease/Royalty Terms

BLM Leases. The Gerlach Geothermal LLC assets are comprised two BLM geothermal leases and one private lease totaling 3,615 acres. Both BLM leases have a royalty rate is based upon 10% of the value of the resource at the wellhead. The amounts are calculated according to a formula established by Minerals Management Service (MMS). One of the two BLM leases has a second royalty commitment to a third party of 4% of gross revenue for power generation and 5% for direct use based on BTUs consumed at a set comparable price of $7.00 per million BTU of natural gas. The private lease has a 10 year primary term and would receive a royalty of 3% gross revenue for the first 10 years and 4% thereafter.

Granite Creek – (Nevada)

The Granite Creek assets are comprised of approximately 5,414 acres (8.5 square miles) of BLM geothermal leases located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser.

Lease/Royalty Terms

BLM Leases. The Company has three geothermal lease contracts with the BLM. The lease contracts are for approximately 5,414 acres of land and geothermal water rights located in the northwestern Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years if the BLM does not need the land for any other purpose and the lessee is maintaining production at commercial quantities. The leases state annual lease payments of $5,414, not including processing fees, and expire October 31, 2012.

Boise Administration Office – (Idaho)

The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month.

Item 3. Legal Proceedings

As of May 31, 2008, management is not aware of any legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Over-The-Counter Bulletin Board

From June 3, 2005 to April 15, 2008, the common stock of U.S. Geothermal Inc. was quoted on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. Effective April 14, 2008, the common stock of U.S. Geothermal Inc. began trading on the American Stock Exchange (“AMEX”) under the trade symbol “HTM.” Future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

The following sets forth information relating to the trading of our common stock on the Over-The-Counter Bulletin Board, from the date our common stock began trading on the Over-The-Counter Bulletin Board on June 8, 2005.

Bid Prices on the Over-The-Counter Bulletin

Fiscal Year Ended March 31, 2007	High	Low
First Quarter	1.02	0.70
Second Quarter	1.49	0.70
Third Quarter	1.23	0.80
Fourth Quarter	1.65	1.10

Fiscal Year Ended March 31, 2008
First Quarter	2.70	1.37
Second Quarter	3.10	1.85
Third Quarter	4.78	2.56
Fourth Quarter	4.09	2.07

TSX and TSX Venture Exchange

The Company’s common shares began trading on the Toronto Stock Exchange (TSX) on October 1, 2007 and ceased trading on the TSX Venture Exchange on September 28, 2007. Our Company’s common shares trade symbol was “GTH” on both exchanges. The TSX is the senior equity market in Canada. TSX Venture Exchange is a segment of the Toronto Stock Exchange Group that provides the global financial community with access to Canada's equity capital and energy markets. The TSX Venture Exchange provides access to capital for companies at the early stages of their growth while offering investors a well-regulated market for making venture investments. The following sets forth information relating to the trading on the Exchanges:

Sales Prices on the TSX and TSX Venture Exchanges (CDN$)

Fiscal Year Ended March 31, 2006	High	Low
First Quarter	1.10	0.80
Second Quarter	0.90	0.61
Third Quarter	0.90	0.67
Fourth Quarter	0.86	0.66

Fiscal Year Ended March 31, 2007
First Quarter	1.45	0.75
Second Quarter	1.60	0.80
Third Quarter	1.33	0.95
Fourth Quarter	1.79	1.20

Fiscal Year Ended March 31, 2008
First Quarter	2.80	1.59
Second Quarter	3.19	1.99
Third Quarter *	4.75	2.56
Fourth Quarter	4.05	2.00

*	- The Company’s common shares began trading on the TSX on October 1, 2007, and the Company’s common shares ceased trading on the TSX Venture Exchange on September 28, 2007.

As of May 31, 2008, we had approximately 4,500 stockholders of record.

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

Recent Sales of Unregistered Securities
The Company has recently engaged in the following significant equity transaction:

1.

On April 9, 2008, the Company entered into an agreement with a Canadian investment dealer (the “Underwriter”), pursuant to which the Underwriter has agreed to purchase 6,382,500 units of the Company (each, a "Unit"), each Unit comprising one common share of the Company (each, a "Common Share") and one half of one common share purchase warrant (each whole common share purchase warrant, a "Warrant"), on an underwritten private placement basis at a price of $2.35 CDN per Unit to raise gross proceeds of $14,998,875 CDN. Each Warrant entitles the holder thereof to acquire one additional common share of the Company for a period of 24 months following the closing of the offering for $3.00 US per common share. The net proceeds of the offering is being used by the Company to complete the San Emidio geothermal project acquisition recently announced and for general working capital purposes.

Item 6. Selected Financial Data

	For the Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
Operating Revenues	$ 184,242	$ 90,206	$0	$0	$ 0
Operating Expenses	4,797,105	3,138,169	1,663,069	1,751,530	679,821
Loss from Continuing Operations	(3,549,186)	(1,942,884)	(1,490,593)	(1,830,421)	(676,398)
Loss per share from Continuing Operations	(0.06)	(0.04)	(0.08)	(0.12)	(0.11)
Cash dividends declared and paid per common share	0	0	0	0	0

	As of March 31,
	2008	2007	2006	2005	2004
Total Assets	$ 40,366,933	$ 22,673,340	$ 21,895,933 $	2,584,970	$ 1,373,831
Total Long-term Obligations (1)	1,975,672	2,533,858	1,707,548	0	0

(1)

Long-term obligations represent the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk.

	Loss per share from Continuing Operations	Operating Revenues	Gross Profit	Loss from Operations	Net Loss from Continued Operations
Fiscal Year Ended March 31, 2007
1st Quarter	$ (0.01)	$ 0	$ 0	$ (961,777)	$ (372,486)
2nd Quarter	(0.02)	206	206	(746,292)	(680,021)
3rd Quarter	(0.01)	90,000	90,000	(610,310)	(338,278)
4th Quarter	(0.01)	0	0	(729,584)	(552,099)
Fiscal Year Ended March 31, 2008
1st Quarter	(0.01)	0	0	(694,622)	(410,536)
2nd Quarter	(0.02)	0	0	(1,374,285)	(1,042,678)
3rd Quarter	(0.01)	0	0	(1,103,192)	(806,494)
4th Quarter	(0.02)	184,242	184,242	(1,440,764)	(1,289,478)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Geothermal Inc. is a Delaware corporation. The Company’s shares of common stock trade on the TSX Exchange under the symbol “GTH” and on the American Stock Exchange under the trade symbol “HTM”. On December 19, 2003, the Company acquired all of the outstanding securities of U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho”) incorporated in February 2002, through a transaction merging Geo-Idaho into Evergreen Power Inc., a wholly-owned Idaho subsidiary formed for purposes of the merger transaction. Following the merger, the Company changed its name from U.S. Cobalt Inc. to U.S. Geothermal Inc. Pursuant to the merger, Geo-Idaho became the surviving subsidiary of the Company, and Evergreen Power, Inc. ceased to exist. GTH is still, primarily, a development stage company and has just started receiving revenues from operating activities.

The Company was focused on (1) completing construction and starting up the Unit I power plant at the Raft River, Idaho geothermal project (“Raft River Unit I”), (2) permitting a drilling program for the Neal Hot Springs project in Oregon, (3) negotiating the Raft River Unit II contract with Eugene Water and Electric Board (“EWEB”), (4) the Empire Acquisition and (5) the evaluation of potential new geothermal project acquisitions.

The construction of the Unit I, 13 megawatt power plant was under the direction of Ormat Nevada Inc., a subsidiary of Ormat Technologies Inc. (“Ormat”) and is substantially complete. The plant commenced a test phase of power production and was operating over a six-day period, from October 18th to 23rd 2007, during which time it ran for 108 hours and generated a total of 1,022 megawatt-hours of electrical power. On October 21st the plant ran for 24 hours and produced a peak of 13.2 megawatts. The plant was then shut down for evaluation. Two mechanical problems were identified and are in the process of being corrected by Ormat, the power plant contractor. To improve the attachment of the pump impellor to the drive shaft, the manufacturer is reconfiguring each of two large injection pumps. In addition, a turbine inlet screen used to protect the high-pressure turbine from possible ingestion of construction debris came loose and was swept into the turbine.

The repairs were completed on November 22, 2007. A start-up and testing phase was completed during which time all generated electricity was sold. Ormat has agreed to replace certain of the repaired turbine parts with new parts that will be installed during a scheduled shutdown in the upcoming year. Plant operations began to allow for operator training, equipment testing and for Ormat to achieve final completion of the plant.

The Company has assembled a team of seven qualified technicians for the ongoing operation and maintenance of the Unit I power plant and planned future power plant units at Raft River. The team underwent operator training from Ormat and is currently operating the plant unassisted.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the Company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, U.S. Geothermal elected to withdraw its Raft River Unit II and Unit III Idaho Power PPAs without submitting them to the Idaho Public Utility Commission (“IPUC”) for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit II and Unit III 10 megawatt contracts were voided without further obligation on either party.

On September 26 2007, Idaho Power Company and the Company announced the signing of a new, 13-megawatt, full output power purchase agreement. Idaho Power submitted the new PPA to the IPUC for their final approval, which was granted on January 16, 2008. The new PPA replaces the existing 10 megawatt, 20 year PPA and is part of Idaho Power’s 2006 formal request for geothermal electricity under which the Company was named the sole successful bidder in March 2007.

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

Eugene Water and Electric Board (“EWEB”), from Eugene, Oregon and U.S. Geothermal have signed a PPA with EWEB to purchase the full 13 megawatt annual electrical output of Raft River Unit II. With the execution of the EWEB PPA, and the increase of Unit I under the new Idaho Power PPA, the total planned output from the Unit I and Unit II Raft River power plants is expected to be 26 megawatts from two plants, instead of the originally planned 30 megawatts from three plants, resulting in substantial capital and operating cost savings through improved economy of scale. The ongoing negotiations with Idaho Power relating to Raft River Unit III and Neal Hot Springs and the signed EWEB PPA recognize that the PPAs are contingent upon extension of the federal Production Tax Credit, successful resource drilling and an economically feasible resource discovery at Raft River and Neal Hot Springs.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with U.S. Geothermal Inc. to purchase the electrical power output of Unit III. Subject to drilling confirmation of sufficient geothermal resource, the power plant output from three units at Raft River would be 39 megawatts, instead of the maximum 30 megawatts under the previous Idaho Power PPA provisions.

In May 2008, we acquired the geothermal assets, including a 3.6 net megawatt nameplate generating capacity power plant, from Empire Geothermal Power LLC and Michael B. Stewart, located in Washoe County, Nevada for approximately $16.6 million. The plant currently generates an approximate average net output of 3.1 megawatts, which is sold to Sierra Pacific Power Corporation. Subject to the receipt of all required permits, we intend to begin development drilling and planning related to the construction of a 27 megawatt facility utilizing twin 13.5 megawatt plants, similar to the 13 megawatt plant at Raft River Unit I, near the existing San Emidio geothermal plant in the third calendar quarter of 2008. When construction is complete, the existing 3.6 megawatt plant is may be decommissioned. We believe the construction cost of the project will be approximately $75 to $85 million. Management is currently reviewing alternatives and believes project finance will be available for the development and construction. The method of financing the construction of the new power plant has not yet been determined.

Factors Affecting Our Results of Operations

Although other factors may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following factors.

Raft River LLC

We hold a 50% interest in Raft River LLC, which owns Raft River Unit I. Construction of Raft River Unit I required substantial capital, and partnering with a co-venturer allowed us to share the risks and rewards of ownership. The joint venture has also allowed us to take advantage of production tax credits which would not otherwise have been available to us. We estimate we will receive cash payments totaling approximately $1.6 million per year from the Raft River Unit I project for the first four years of its operations from the sources discussed below.

We managed the construction of the Raft River Unit I plant pursuant to our operating agreement with Raft River LLC. Raft Holdings has contributed to Raft River LLC a total of approximately $34.2 million in cash and we have contributed $15.6 million in cash and approximately $1.5 million in production and injection wells and geothermal leases through March 31, 2008.

Under the terms of the Operating Agreement, Raft River LLC is required to distribute the cash it holds that is not otherwise allocated to its liabilities or reserves to Raft Holding and us at the end of each fiscal quarter. Raft Holdings is entitled to specific quarterly cash distributions in amounts outlined in the Operating Agreement. For the first four years after Raft River Unit I was placed into service, and once Raft Holdings has received cash distributions specified in the Operating Agreement, we are entitled to receive available cash distributions up to a certain specified limit. Following this period and continuing until Raft Holdings has achieved a specified rate of return, we will receive a de minimis percentage of the available cash distributions. At such time, we will receive less than half of all available cash distributions until the later of 20 years or the date we have achieve more than 30 megawatts of total net electrical generation capacity from geothermal resources in the United States under our ownership or control or the economic equivalent thereof. However, at this time, we will be receiving a majority of the cash flow due to payments made us as fees and royalties under separate energy and water rights agreements. Thereafter, we will receive a significant majority of the available cash distributions for the remaining life of the project.

Raft River Unit I is currently selling between 8.5 and 9.5 megawatts of power to Idaho Power Company. Although Raft River Unit I is currently in commercial operations, we continue to conduct tests on the plant as we work to further understand the reservoir and increase production of the power plant to full capacity. Raft River LLC has also entered into an agreement with Holy Cross Energy of Colorado for the sale of the RECs associated with the Raft River Unit I power plant. Holy Cross Energy has agreed to pay a price of $7.50 per megawatt hour for the first 10 megawatts of generation on an annual basis. The price for these RECs will decrease annually by $0.50 per megawatt until the contract terminates in 2017. We also receive revenue from Raft River LLC from water and energy leases.

We use the equity method of accounting to account for the operating results of Raft River LLC over which we have significant influence due to our management of the operations and our participation on the management committee. Under the equity method, we recognize our proportionate share of the net income (loss) of Raft River LLC in the line item “Loss from investment in subsidiary.” Once we begin to receive the significant majority of the available cash distributions from Raft River LLC, we expect that Raft River Unit I will be accounted for as a consolidated entity.

Pursuant to a Management Services Agreement which continues until 2028, we provide operating and management services to Raft River LLC. We will receive approximately $250,000 per year for the next four year pursuant to this agreement. Thereafter, modest adjustments to this amount will occur according to an escalator clause in the agreement.

Power Purchase Agreements
Prior to the construction of a geothermal project, we typically enter into a power purchase agreement with a public utility, which fixes the price of energy produced at a project for a 20 to 25 year period. Such PPAs are negotiated with a public utility company and approved by a state energy commission.

Power purchase agreements generally provide for the payment of energy payments, capacity payments, or both. Energy payments are calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed, subject to adjustments in certain cases, or are based on the relevant power purchaser’s short-run avoided costs calculated as the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. Capacity payments, on the other hand, are generally calculated based on the amount of time that our power plants are available to generate electricity. Some power purchase agreements provide for bonus payments in the event that the producer is able to exceed certain target levels and forfeiture of payments if minimum target levels are not met.

Raft River LLC currently earns revenue from a full-output PPA with Idaho Power, which is expected to be 13-megawatts annual average. The PPA expires in 2032. This PPA was signed as part of ongoing negotiations with Idaho Power for PPAs covering an expected total output of 45.5 megawatts and may be used as the template for additional PPAs. The price of energy sold under the Idaho Power PPA is split into three seasons: power produced during the peak periods of July, August, November and December will be purchased at 120% of the set price; power produced in the three month low demand season will be purchased at 73.50% of the set price; and power produced in the remaining five months of the year will be purchased at 100% of the set price. The PPA sets a first year average purchase price of $53.60 per megawatt hour. The $53.60 purchase price is escalated each year at a compound annual rate of 2.1% until year 15. From years 16 to 25 of the contract the escalation rate will drop to 0.6% per year.

Power generated by Empire is sold to Sierra Pacific Power Corp. pursuant to a PPA.

Results of Operations

Fiscal Year Ended March 31, 2008 to March 31, 2007
For the years ended March 31, 2008 and 2007, we incurred net losses of $3,549,186 and $1,942,884 which represented ($0.06) and ($0.04) per share; respectively. The increase from 2007 to 2008 was $1,606,302 (82.7%) . These figures are indicative of high levels of activities related to our efforts to develop, study and establish financing for our geothermal interests.

Operating Revenues. On January 3, 2008, the Company’s first plant became commercially operational. As a result, the Company began receiving operating revenues for management fees and lease and royalty payments.

Loss on Operations of Subsidiary. The Company’s share of the operating loss from the Company’s major subsidiary increased $125,898 (123.0% increase) from the prior year. The subsidiary began commercial operations in January 2008 and costs are being incurred to optimize production levels. The Raft River Unit I plant is currently operating at between 9.6 to 11.7 megawatts output which is still below the design capacity. The plant has not yet been able to drop the purchases of third party power to run the production pumps as originally planned. The pump power purchases have increased the plant operating costs. Management continues to study the production issues related to this plant and believes that the plant will be profitable after initial start up costs have been incurred.

Corporate Administration and Development Activities. Administrative and development costs increased by $364,121 (168.6%) from the prior year. The primary component of the increase was the filing fee and other related costs for listing on the Toronto Stock Exchange ($269,273). Also, there were modest increases in insurance and depreciation costs.

Professional and Management. Professional costs remained at a high level to support the legal and other consulting efforts to needed to comply with the Sarbanes-Oxley Act, issue private placement offerings, complete the AMEX and the TSX listing applications, filing of a resale registration statement, negotiate the terms of the Raft River Energy operating agreement and acquire additional geothermal properties. Professional and management costs of $845,908 represent 17.6% of total operating expenses for the fiscal year ended March 31, 2008. These costs increased $137,384 (19.4%) and $423,218 (100.1%) from 2006.

Stock-Based Compensation Costs. Stock-based compensation represents 39.7% of the Company’s operating expenses for the fiscal year ended March 31, 2008. These costs increased $774,563 (68.6%) from the prior year. The main reason for the increase is number of options granted to directors, officers and employees in fiscal years ending March 31, 2007 and 2008. The stock options are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees. During the fiscal year ended March 31, 2008, we attained several significant milestones (moving to Toronto Stock Exchange, moving to American Stock Exchange, completion of Raft River Unit I, etc.) which necessitated recognition of the significant work effort of our directors, executives and employees for current and prior years.

Fiscal Year Ended March 31, 2007 to March 31, 2006
For the year ended March 31, 2007, we incurred a loss of $1,942,884 or ($0.04) per share. This compares to a loss for the year ended March 31, 2006 of $1,490,593 or ($0.08) per share. The main reason for this increased loss is that non-cash stock-based compensation granted to directors, officers and employees increased by $948,000 in a year to year comparison. Stock options granted during the year were 2,168,000 options in 2007 as compared to 50,000 options in 2006.

Professional Fees. In addition to stock-based compensation, professional fees totaled $708,524 in 2007 as compared to $285,834 in 2006. Legal and accounting fees increased $277,000 in 2007 due to legal fees associated with an SB-2 registration statement and the negotiation of the Raft River Energy operating agreement, and an increase in accounting fees associated with amendments to prior year federal tax returns.

Interest Income & Foreign Currency Gain. Increases in interest income of $670,462 and foreign currency gain of $262,141 helped to offset partially the increased costs. The foreign currency resulted from timing on transferring funds from the April 2006 private placement from our Canadian accounts into the U.S. The interest income resulted from money market fund interest on the balance of the Company’s cash balances.

Liquidity and Capital Resources

At fiscal year end, all contractual obligations were met with the major vendor responsible for the construction Raft River Unit I; therefore, no restricted cash was reported related to this obligation. The Company committed funds of approximately $11.3 million at fiscal year end for the acquisition of geothermal rights and a small geothermal power plant located in the San Emidio Desert, Nevada. This transaction was completed in May 2008. The funds held in escrow related to the acquisition were reported as a separate line item in non-current assets on the balance sheet at March 31, 2008.

The Company obtained project capital to construct Raft River Unit I power plant through a partnership arrangement. Through the arrangement, equity funds of approximately $34 million were made available for the construction of the project. Total capital expenditures for the Raft River Unit I to date are approximately $51 million. The majority of the funds needed for the project to date have been provided by existing funds and through the joint venture arrangement. We believe the construction cost of the new power plant at San Emidio will be approximately $75 to $85 million. Management is currently reviewing alternatives and believes project finance will be available for the development and construction. The method of financing the construction of the new power plant has not yet been determined. If additional funds are needed for the Raft River, Neal Hot Springs or San Emidio projects, we anticipate that the equity may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

The Company entered into an agreement with a Canadian investment dealer (the “Underwriter”), pursuant to which the Underwriter has agreed to purchase 6,382,500 units of the Company (each, a "Unit"), each Unit comprising one common share of the Company (each, a "Common Share") and one half of one common share purchase warrant (each whole common share purchase warrant, a "Warrant"), on an underwritten private placement basis at a price of $2.35 CDN per Unit to raise gross proceeds of $14,998,875 CDN. Each Warrant entitles the holder thereof to acquire one additional common share of the Company for a period of 24 months following the closing of the offering for $3.00 US per common share. The net proceeds of the offering are being used by the Company to complete the San Emidio geothermal project acquisition recently announced and for general working capital purposes.

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

Cash and Cash Equivalents
The Company considers cash deposits and highly liquid investments to be cash and cash equivalents for financial reporting presentation on the consolidated balance sheet and statement of cash flows. The Company subscribes to the accounting standards that define cash equivalents as highly liquid, short-term instruments that are readily convertible to known amounts of cash, which are generally defined investments that have original maturity dates of less than three months. With the large value of funds invested in short-term deposits, small variations in short term interest rates may materially affect the value of cash equivalents. Investments in government obligations accumulate higher interest, but the principal balance is not insured by the FDIC.

Property, Plant and Equipment
During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, and mineral rights. Since the costs of land and the rights surrounding the access geothermal and surface water reservoirs are relatively small, these items have been included, but have not been reported separately in our financial statements. The Company’s first power plant became operational in January 2008. When the plant became operational, plant property and equipment costs were charged to operations in a systematic manner based upon the estimated useful lives of the individual assets. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or amortization process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

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

Stock-Based Compensation
At the beginning of the fiscal year, the Company adopted a standard that states that if certain conditions are present surrounding the issuance of equity instruments as share based compensation, then circumstances may warrant the recognition of a liability for financial reporting purposes. One such condition was present when the Company originally issued stock options in a foreign currency (Canadian dollars) to employees before the beginning of the fiscal year. Authors of the standard have reasoned that when a condition is present that creates a financial risk to the recipient in addition to normal market risks (i.e., foreign currency translation risk), then the instrument takes on the characteristics of a liability, rather than an equity item. As the underlying stock options are exercised or are forfeited, then the stock based compensation liability will be reduced. The Company’s financial statements reflect these changes in the consolidated balance sheet. As the value of the options change over the vesting periods, these changes will ultimately be reflected in the amount of expense charged to operations.

The Company awards stock options for compensation to non-employees for services performed and/or services performed above and beyond expectations. After the services have been completed, the awards are made at the discretion of the Board of Directors. The fair value of the options are determined on the date the options are awarded according to several factors that include the exercise price of the option, the current price of the underlying share, the expected life of the options and the expected volatility of the stock. Generally speaking, a longer life and higher expected volatility yields a higher value of the option. In accordance with appropriate accounting guidance, the Company amortizes the value of these options as operating expense during the period in which they vest. Stock options awarded to Company employees are also valued on the date they are awarded. However, the value of these options are capitalized and expensed over the vesting period. The current vesting period for all options is eighteen months. The nature of the services provided determines whether the value will be expensed or added to the value of a Company asset. To date, no services have been provided directly related to the construction of property and equipment, thus, all services have been charged to operations.

Contractual Obligations

The following table denotes contractual obligation by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Leases	$623,937	$39,887	$104,600	$100,350	$379,100
Stock Compensation Payable	$1,975,672	$61,490	$109,504	$1,804,678	$0
RRE Construction Obligations (1)	$469,550	$469,550	$0	$0	$0

(1)

Raft River Energy I LLC is the joint venture partnership constructing the power plant at Raft River, Idaho. This subsidiary is not consolidated into the financial statements. However, the obligations of Raft River Energy are reflected in this table in order to provide greater information on the Raft River Project.

For further information regarding lease terms and conditions, please note Item 2, Description of Property, Lease/Royalty Terms beginning on page 28 of this document.

The obligations reflected for Stock Compensation Payable are reflected as due on the option expiration date. The obligation will be relieved upon exercise of the options, which may be at any time between vesting and expiration.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk on Investments
At March 31, 2008, the Company held investments of $4,896,040 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At fiscal year end, the company held deposits that amounted to less than $35,000 in U.S. dollar equivalents. Also, the Canadian currency exchange rate has been reasonably consistent over the past fiscal year. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and, substantially, all operating transactions are conducted in U.S. dollars.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2008, management identified a material weakness in internal control over financial reporting related to the valuation of stock options, which management considers an integral component of disclosure controls and procedures. As a result of the material weakness identified, management concluded that the Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, the Company believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of March 31, 2008 and 2007, and results of its operations and cash flows for the years ended March 31, 2008 and 2007, in conformity with United States generally accepted accounting principles (GAAP).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Company management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

Stock Option Valuation. Controls over the stock option valuation process have not been appropriately designed. Controls within the process rely heavily on both the expertise of a single individual, and a third-party-administered option valuation tool. Management has not implemented appropriate internal procedures to ensure that the data provided by the system is reliable, including appropriate monitoring and review procedures for data being entered into and utilized by the system in the valuation of stock options. Documentation of the verification of model assumptions and data utilized by the model, such as stock price, did not exist. As a result, errors in the valuation of stock options were not detected by the Company’s controls and an adjustment was identified by the auditors.

As a result of the material weakness in internal control over financial reporting described above, the Company management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, has been audited by Williams & Webster, P.S., an independent registered public accounting firm, as stated in their report appearing on page XX, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a result of the material weakness identified above, we will develop and implement appropriate procedures to strengthen controls around stock option valuation.

Subsequent to March 31, 2008, we plan to finalize remediation of the material weakness by taking the following actions: (i) review and approve all quarterly historical stock prices and interest rates reported by our stock option plan administration software to validate that correct parameters were entered into the software, and (ii) obtain further training in using our stock option plan administration software as appropriate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company internal control over financial reporting.

Item 9B. Other Information

No items noted for disclosure in this section.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Identification of Directors, Executive Officers and Significant Employees

The following sets forth certain information concerning the current directors, executive officers and significant employees of our company. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of the board of directors of our company, and each has been elected for a 1 year term.

NAME	AGE	POSITION

Daniel J. Kunz	56	Chief Executive Officer, President and Director
Douglas J. Glaspey	55	Chief Operating Officer and Director
John H. Walker (1) (3)	59	Chairman of the Board and Director
Paul A. Larkin (1) (2) (3)	57	Director
Leland R. Mink (1) (3)	68	Director
Kerry D. Hawkley	54	Chief Financial Officer and Corporate Secretary
Kevin Kitz	47	Vice President, Development, Geo-Idaho
Robert Cline	51	Vice President, Engineering, Geo-Idaho
Christopher S. Harriman	50	President, U.S. Geothermal Services LLC

(1)	Member of the Audit, Compensation and Governance Committees.
(2)	Audit Committee Financial Expert.
(3)	Independent Director.

Background and Business Experience

Daniel J. Kunz is the co-founder, President and Chief Executive Officer and a director of GTH and the President of Geo-Idaho. He has served as a director of the company since March 2000, and was Chairman of the Board of Directors from March 2000 until December 2003. Prior to the acquisition of Geo-Idaho, he served as a director and the President for that company from February 2002 until the acquisition. Mr. Kunz was an executive of Ivanhoe Mines Ltd. from 1997, and served as its President, Chief Executive Officer and Director from November 1, 2000 until March 1, 2003. From March 2, 2003 until March 8, 2004, Mr. Kunz served as President of Jinshan Gold Mines Inc. Mr. Kunz has more than 30 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations. Mr. Kunz was a founder of and directed the initial public offering of the NASDAQ listed MK Gold Company (President, Director & CEO) and held executive positions with Morrison Knudsen Corporation (Vice President & Controller, and as CFO to the Mining Group). Mr. Kunz holds a Masters of Business Administration and a Bachelor of Science in Engineering Science. He is currently a director of several companies publicly traded on the Toronto Stock Exchange and the TSX Venture Exchange, including Jinshan Gold Mines Inc., Kenai Resources Ltd., and Chesapeake Gold Corp.

Douglas J. Glaspey is the co-founder, Chief Operating Officer and a director of GTH. He has served as a director of the company since March 2000, and served as its President from March 2000 until the acquisition of Geo-Idaho. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition, and continues to serve as President. From December 1986 to the present, Mr. Glaspey has been a Metallurgical Engineer and Project Manager with Twin Gold Corporation. Mr. Glaspey has 29 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation.

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

Dr. Leland “Roy” Mink is the former Program Director for the Geothermal Technologies Program, U.S. Department of Energy (DOE). Prior to working for the DOE Dr. Mink was the Vice President of Exploration for U.S. Geothermal Inc. He has also worked for Morrison-Knudsen Corporation, Idaho Bureau of Mines and Geology and Idaho Water Resources Research Institute.

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

Generally, the Compensation and Benefits Committee grants stock options to all employees, including executive officers, annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically in the first or second fiscal quarter. The options vest 25% on date of grant, and another 25% each six months thereafter. In 2007, stock option grants to executive officers represented approximately 15% of the total stock option grants to all employees.

Our executive officers do not receive any material incremental benefits that are not otherwise available to all of our employees. Our health and dental insurance plans are the same for all employees.

Effective January 1, 2008, Daniel J. Kunz signed an employment agreement that sets the amount of time devoted to the business of the Company to 140 hours per month at a compensation of $170,400 annually. Mr. Kunz is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The Company will also provide reasonable life insurance and accidental death coverage with the proceeds payable to Mr. Kunz’s estate or specified family member. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Kunz. Otherwise, the Company may terminate the agreement upon one month written notice. The agreement includes covenants by Mr. Kunz of confidentiality and non-competition, and provides for equitable relief in the event of breach. In the case of a change of control, Mr. Kunz can elect to receive compensation equal to 24 monthly installments of his normal compensation no later than five working days after the effective date of the change of control (currently $340,800). A copy of the employment agreement is included as Exhibit 10.15 in Part IV of this report.

Douglas J. Glaspey, Chief Operating Officer, signed an employment agreement on January 1, 2008, which provides for an annual salary of $144,000. Mr. Glaspey is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the Company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Glaspey. In the event of early termination due to failure to comply with the agreement, the employee would be entitled to compensation earned through the date of termination. In the case of termination of the employment agreement due to a change control, Mr. Glaspey will receive a lump sum payment in the amount equal to 18 monthly installments of the employee’s normal compensation (currently $216,000). A copy of the employment agreement is included as Exhibit 10.17 in Part IV of this report.

Kerry D. Hawkley, Chief Financial Officer, signed an employment agreement on January 1, 2008, which provides for an annual salary of $127,800. Mr. Hawkley is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the Company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Hawkley. In the event of early termination due to failure comply with the agreement; the employee would be entitled to compensation earned through the date of termination. In the case of termination of the employment agreement due to a change control, Mr. Hawkley will receive a lump sum payment in the amount equal to 18 monthly installments of the employee’s normal compensation (currently $191,700). A copy of the employment agreement is included as Exhibit 10.16 in Part IV of this report.

Executive Compensation
Name and Principal position(s) (a)	Year Ended March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (f)	All Other Comp ($) (i)	Totals ($) (j)
Daniel J. Kunz, Chief Executive Officer and President	2006	50,000	0	0	0	50,000
	2007	132,000	30,000	532,257	37,960	732,217
	2008	141,600	11,000	61,756	0	214,356

Douglas J. Glaspey, Chief Operating Officer	2006	90,000	0	0	0	90,000
	2007	108,000	22,500	381,619	0	512,119
	2008	117,000	9,000	61,756	0	187,756

Kerry D. Hawkley, Chief
Financial Officer	2006	48,000	0	0	0	48,000
	2007	96,000	25,000	135,575	0	256,575
	2008	103,950	8,000	61,756	0	173,706

Total Executive Officers	2006	188,000	0	0	0	188,000
	2007	336,000	77,500	1,049,451	37,960	1,500,911
	2008	362,550	28,000	185,268	0	575,818

(c)	– Annual compensation that includes the dollar value of base salary (cash and non-cash).
(d)	– Dollar value of bonuses (cash and non-cash) are eligible to all employees. Bonus plans are submitted and approved by the Board annually.
(f)	– Stock options are valued at the grant date using the SFAS 123R value.
(i)	– Other compensation consists of all other compensation not disclosed in another category.

All employees of the Company are eligible to receive a performance bonus based upon goals submitted and approved annually by the Board of Directors. Performance goals were earned and paid for the fiscal year ended March 31, 2008.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Under- lying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Fair Value of Stock and Option Awards[18] (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Daniel J. Kunz, Chief Executive Officer	7/23/07								40,000	US 2.41	61,756
Douglas J Glaspey, Chief Operating Officer	7/23/07								40,000	US 2.41	61,756
Kerry D Hawkley, Chief Financial Officer	7/23/07								40,000	US 2.41	61,756

Outstanding Equity Awards at Fiscal Year End
Executive Name (a)	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexer- cisable (c)	Equity incentive plan awards; number of securities underlying unexcersised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares not vested (#) (g)	Market value of shares not vested (#) (h)	Equity incentive plan awards: number of unearned shares or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares or other rights that have not vested ($) (j)
Daniel J. Kunz	13,494			0.60	1/3/09	0	0
Douglas J. Glaspey	22,134			0.60	1/3/09	0	0
Daniel J. Kunz	530,000			1.00	4/12/11	0	0
Douglas J. Glaspey	380,000			1.00	4/12/11	0	0
Daniel J. Kunz	40,000			2.41	7/23/12	20,000	30,878
Douglas J. Glaspey	40,000			2.41	7/23/12	20,000	30,878
Kerry D. Hawkley	40,000			2.41	7/23/12	20,000	30,878

Kerry D. Hawkley (May 4, July 23 and October 15, 2007) exercised options granted in a previous year.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name (a)	Number of shares acquired on exercise (#) (b)	Value realized on exercise ($CDN) (c)	Number of shares acquired on vesting (#) (d)	Value realized on vesting ($) (e)
Kerry D. Hawkley	235,000	268,500	0/0	0/$0

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

Since U.S. Geothermal stock options vest 25% on date of grant and 25% every six months thereafter, option holders would be subject to amending tax returns for prior years and paying tax and penalty on the value of the discount. These amendments and payments would be required whether or not the option holder exercises the options. The IRS is allowing option holders until December 31, 2007 to rectify the situation by allowing them to reprice the existing options to the market price on the date of option grant. As of March 31, 2008, all of our U.S.A. option holders have repriced their options to the market price on the date of grant. An adjustment to the fair market value of the repriced options was included in the stock compensation accrual for March 2007.

GTH did not award any shares, units or rights to any executive officer under a Long-Term Incentive Plan during the fiscal years ended March 31, 2006, 2007, and 2008.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	* Option awards ($) (d)	Non-equity incentive plan compens- ation ($) (e)	Change in pension value and nonqualified deferred compensa- tion earnings ($) (f)	All other compensa- tion ($) (g)	Totals ($) (h)
John H. Walker	16,250		46,317				62,567
Daniel J. Kunz							0
Paul A. Larkin	20,750		46,317				67,067
Douglas J. Glaspey							0
Leland L. Mink	16,250		46,317				62,567
Total	53,250		138,951				192,201

* – Stock options are valued at the grant date using the SFAS 123R value.

Effective January 1, 2008, Directors who are not otherwise remunerated per an employment agreement are paid $5,000 per quarter and $500 per board meeting attended in person. Directors who are also officers do not receive any cash compensation for serving in the capacity of director. However, all directors are reimbursed for their out-of-pocket expenses in attending meetings.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2008:

  Mr. Daniel J. Kunz, our Chief Executive Officer, was a member of the Compensation and Benefits Committee (Mr. Kunz resigned from the Compensation Committee on April 1, 2008);

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

Compensation and Benefits Committee

John H. Walker. Paul A. Larkin & Leland L. Mink

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans for the fiscal year ended March 31, 2008:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,899,878	CDN $1.35	2,152,750
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,899,878	CDN $1.35	2,152,750

The following table sets forth certain information known to the Company regarding the beneficial ownership of common stock as of March 31, 2008, or as of such later date as is listed below, of each person known to be the holder of more than 5% of our issued and outstanding stock.

Significant Owners
Title of Class (1)	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Owner (3)	Percent of Class (4)
Common Stock	Goldman, Sachs & Co, 295 Chipeta Way, Salt Lake City, UT 84108	4,200,000	7.59
Common Stock	SPCP Group LLC, 2 Greenwhich Plaza, Greenwhich, CT 06830	8,300,000	15.00
Common Stock	S.A.C. Capital Associates LLC, PO Box 58, Victoria House, The Valley, Anguilla	2,939,400	5.31
Common Stock	Winslow Green Growth Fund, PO Box 7247- 7057, Philadelphia, PA 19170-7057	3,290,000	5.95
Common Stock	Wexford Capital, Walker House, Mary Street, Georgetown, Cayman Islands	3,000,000	5.42

The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock as of March 31, 2008, or as of such later date as indicated below, by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our executive officers and directors, serving at the time of the filing of this Report, as a group.

Name (1)	Common Shares Beneficially Owned (2)	Shares Individuals have the right to acquire within 60 days (3)	Total Number of Shares Beneficially Owned (4)	Percent of Class (5)
Daniel J. Kunz	2,226,026	563,494	2,789,520	4.80
Douglas J. Glaspey	493,490	422,134	915,624	1.63
Kerry D. Hawkley	130,000	20,000	150,000	0.27
John H. Walker	64,734	90,000	154,734	0.28
Paul A. Larkin	418,068	195,000	613,068	1.10
Leland R. Mink	20,000	105,000	125,000	0.23

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

No material business transactions exist between the Company and management, or family or affiliates of management as at March 31, 2008. The Board of Directors must be notified in advance, and authorize, any transaction with the Company that may involve a member of management, or family or affiliates of management.

Certain Business Relationships

No material business relationships exist between the Company and directors, or family or affiliates of directors as at March 31, 2008.

Indebtedness of Management
Throughout the fiscal year and at fiscal year end, management was not indebted to the Company or any of its subsidiaries.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by the Company’s principal accountant for the fiscal years ended March 31, 2006, 2007 and 2008 are as follows:

Year Ended March 31,	Audit Fees (1)	Audit Related (2)	Tax Preparation (3)	Other Fees (4)
2008	$ 32,018	$ -	$ -	$ 74,400
2007	35,333	-	-	-
2006	31,116	-	-	-

(1)	Includes services for the annual audit of the Company’s financial statements and services associated with SB-2 registration statements filed with the SEC.
(2)	Fees charged for assurance and related services reasonably related to the performance of an audit, and not included under “Audit Fees”.
(3)	Fees charged for tax compliance, tax advice and tax planning services.
(4)	Fees for services other than disclosed in any other column.

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

3.4	Bylaws of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.4 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.5	Plan of Merger of U.S. Geothermal, Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.6	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Form of Warrant Certificate (Incorporated by reference to exhibit 4.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.3	Provisions Regarding Rights of Stockholders (Incorporated by reference to exhibit 4.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.4	Form of Subscription Agreement (Incorporated by reference as exhibit 10.2 to the registrant’s Form 8-K current report as filed on May 2, 2008)
4.5	Form of Warrant (Incorporated by reference as exhibit 10.3 to the registrant’s Form 8-K current report as filed on May 2, 2008)
4.6	Form of Broker Warrant (Incorporated by reference as exhibit 10.4 to the registrant’s Form 8-K current report as filed on May 2, 2008)
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

Power Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc.

10.4	(Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments
10.5	Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S.
10.6

Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the

10.7

children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9

10.8	to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005) Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage
10.9

Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006) Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda

10.10

Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006) Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue

10.11

Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006) Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and

10.12

US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006) Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and

10.13	Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)
10.15	Employment Agreement dated January 1, 2008, with Daniel J. Kunz
10.16	Employment Agreement dated January 1, 2008, with Kerry D. Hawkley
10.17	Employment Agreement dated January 1, 2008, with Douglas J. Glaspey
10.18

Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.15 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004) Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific

10.19	Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.16 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

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

10.37	Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2008.
10.38	Geothermal Lease and Agreement dated August 1, 2007, between Bureau of Land Management and U.S. Geothermal Inc.
10.39

Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc., and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference as exhibit 99.1 to the registrant’s Form 8-K current report as filed on April 7, 2008)

10.40

Underwriting Agreement dated April 28, 2008 between U.S. Geothermal, Inc. and Clarus Securities Inc., Toll Cross Securities Inc. and Loewen Ondaatje McCutcheon Limited (Incorporated by reference as exhibit 10.1 to the registrant’s Form 8-K current report as filed on May 2, 2008)

10.41	Report of Independent Registered Public Accounting Firm
23.1	Consent of Williams & Webster, P.S.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Agreements are the subject of a confidential treatment request filed with the Commission on August 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.
(Registrant)

June 16, 2008	/s/ Daniel J. Kunz
Date	Daniel J. Kunz
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Name	Title	Date

Chief Executive Officer, President and Director
/s/ Daniel J. Kunz	(Principal Executive Officer)	June 16, 2008
Daniel J. Kunz

Chief Financial Officer (Principal Financial and
/s/ Kerry Hawkley	Accounting Officer)	June 16, 2008
Kerry Hawkley

/s/ Douglas J. Glaspey	Chief Operating Officer and Director	June 16, 2008
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	June 16, 2008
John H. Walker

/s/ Paul A. Larkin	Director	June 16, 2008
Paul A. Larkin

/s/ Leland L. Mink	Director	June 16, 2008
Leland R. Mink