Form 10-Q
period 2008-06-30
US GEOTHERMAL INC
filed 2008-08-08
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of July 31, 2008
Common stock, par value	62,011,753
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Quarter Ended June 30, 2008

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2008. The results of operations for the three months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2008.

U.S. GEOTHERMAL INC.

Consolidated Financial Statements
June 30, 2008

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	June 30,	March 31,
	2008	2008

ASSETS

Current:
Cash and cash equivalents	$9,145,810	$4,877,252
Restricted cash (note 4)	485,000	285,000
Receivable from subsidiary	203,913	205,033
Accounts receivable, trade	150,543	-
Other current assets	116,028	85,466
Total current assets	10,101,294	5,452,751

Deposit on property acquisition (note 3)	-	11,310,686
Investment in equity securities	88,515	-
Investment in subsidiary (note 2)	16,991,636	16,745,481
Property, plant and equipment, net of
accumulated depreciation	26,465,317	6,858,015
Total assets	$53,646,762	$40,366,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$403,140	$485,783
Related party accounts payable	8,680	9,218
Total current liabilities	411,820	495,001
Long-term Liabilities:
Stock compensation payable	1,997,114	1,975,672
Total liabilities	2,408,934	2,470,673

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY

Capital stock:
Authorized:
100,000,000 common shares with a $0.001 par value
Issued and outstanding:
55,339,253 shares at March 31, 2008 and
62,011,753 shares at June 30, 2008	62,012	55,339
Additional paid-in capital	63,747,091	48,532,730
Accumulated deficit	(12,571,275)	(10,691,809)
Total stockholders’ equity	51,237,828	37,896,260

Total liabilities and stockholders’ equity	$53,646,762	$40,366,933

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)	(Unaudited)
	For the Three Months Ended June 30,
	2008	2007

Operating Revenues:
Energy sales	$273,635	$-
Land, water, and mineral rights lease	22,500	-
Management fees	62,500	-
Total operating revenues	358,635	-

Operating Expenses:
Loss from investment in subsidiary	40,125	87,121
Consulting fees	40,633	15,114
Corporate administration and development	274,673	44,777
Professional and management fees	287,692	173,117
Salaries and wages	314,741	77,485
Stock based compensation	741,308	227,142
Travel and promotion	64,555	69,867
Plant operations	489,404	-
Lease and equipment repair costs	42,427	-
Total operating expenses	2,295,558	694,623

Loss from Operations	(1,936,923)	(694,623)

Other Income (Loss):
Foreign exchange gain (loss)	(2,820)	79,375
Other income	-	13,545
Interest income	60,277	191,167
Total other income	57,457	284,087

Net Loss	$(1,879,466)	$(410,536)

Basic And Diluted Net Loss Per Share	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding for	59,949,116	46,534,927
Basic and Diluted Calculations

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)	(Unaudited)
	For the Three Months Ended June 30,
	2008	2007

Operating Activities:
Net loss	$(1,879,466)	$(410,536)
Add non-cash items:
Depreciation	167,245	7,903
Loss of operations of subsidiary	40,125	87,121
Gain on disposal of equipment	-	12,375
Stock based compensation	741,308	227,142
Change in non-cash working capital items:
Accounts receivable	(149,423)	28,907
Accounts payable and accrued liabilities	(102,519)	(21,883)
Prepaid expenses & other	(30,562)	(18,489)
Total cash used by operating activities	(1,213,292)	(87,460)

Investing Activities:
Purchases of property, plant and equipment	(18,972,209)	(1,696,956)
Cash released from (restricted by) external restrictions	(200,000)	659,400
Cash released from escrow for property acquisition	11,310,686	-
Investment in subsidiaries and equity securities	(374,795)	(4,433)
Total cash used by investing activities	(8,236,318)	(1,041,989)

Financing Activities:
Issuance of share capital, net of share issue cost	13,718,168	17,988,662
Total cash provided by financing activities	13,718,168	17,988,662

Increase in Cash and Cash Equivalents	4,268,558	16,859,213

Cash and Cash Equivalents, Beginning of Period	4,877,252	6,759,161

Cash and Cash Equivalents, End of Period	$9,145,810	$23,618,374

Supplemental Disclosure:
Non-cash investing and financing activities:
Amendment to geothermal lease with common stock	$783,000	$-
Purchase of property and equipment on account	19,338	502,380

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2008 and the Three Months Ended June 30, 2008
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL
	OF	COMMON	PAID-IN	ACCUMULATED
	SHARES	SHARES	CAPITAL	DEFICIT	TOTAL

Balance at April 1, 2007	43,810,512	$43,811	$25,781,832	$(7,142,623)	$18,683,020
Capital stock issued as result of a private placement
closed June 5, 2007, net of issuance costs	9,090,900	9,091	17,757,681	-	17,766,772
Shares issued for stock options and warrants exercised	2,437,841	2,437	4,255,203	-	4,257,640
Stock compensation liability	-	-	738,014	-	738,014
Net loss for the period	-	-	-	(3,549,186)	(3,549,186)
Balance, March 31, 2008	55,339,253	55,339	48,532,730	(10,691,809)	37,896,260
Capital stock issued as result of a private placement
closed April 28, 2008, net of issuance costs	6,382,500	6,383	13,711,784	-	13,718,167
Capital stock issued for amendment to royalty
agreement with the Kosmos Company	290,000	290	782,710	-	783,000
Stock compensation liability	-	-	719,867	-	719,867
Net loss for the period – unaudited	-	-	-	(1,879,466)	(1,879,466)
Balance at June 30, 2008 – unaudited	62,011,753	$62,012	$63,747,091	$(12,571,275)	$51,237,828

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008
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

The Company was created to acquire property, construct power plants, and manage the operations of those plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States of America.

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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Cobalt Inc. (incorporated in the State of Colorado);
iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware); and
vi)	Gerlach Geothermal LLC (organized in the State of Delaware).

All intercompany transactions are eliminated upon consolidation.

Raft River Energy I LLC, previously a 100% owned subsidiary, was consolidated through July 2006, after which the entity is recorded under the equity method. See Consolidation of Variable Interest Entity in Note 2 for further discussion.

USG Nevada LLC includes assets purchased effective May 1, 2008 which are consolidated into the financial statements of U.S. Geothermal. Pro Forma financials have previously been provided in an 8-K filed in July 2008 detailing the pro forma effect for the years ended March 31, 2008 and 2007 of the combined entity. These statements include two months of operating data for USG Nevada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s consolidated financial position and consolidated results of operations.

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Discussion regarding restricted cash is included in Note 4. All investments held by the Company are highly liquid and available on demand.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2008, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, a money market account, and petty cash. The money market funds totaled $9,374,783, and are not subject to deposit insurance. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian (approximately $101,112 in U.S. dollars at June 30, 2008). At June 30, 2008, the Company held deposits that exceeded the FDIC insured amount by approximately $329,758 and did not exceed the CDIC insured amount.

Consolidation of Variable Interest Entities

The Company has a significant interest in Raft River Energy I, LLC (“RREI”), which has been determined to be a variable interest entity as defined by FASB Interpretation No. 46(R) (“FIN 46(R)”). RREI’s purpose is to hold the financial interests of the first phase of the Raft River project for the construction of a geothermal power plant.

RREI resulted from an August 9, 2006 agreement between the Company and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, the Company sold 50% of its ownership in Raft River Energy to Raft River Holdings. As a result of the agreements, the Company was required to contribute cash and property sufficient to complete a 10 megawatt power plant, and Raft River Holdings was required to contribute $34,170,100.

As of June 30, 2008, the Company has contributed $17,388,335 in cash and property to the project, while Raft River Holdings has contributed $34,170,100. As a result, Raft River Holdings has been designated the primary beneficiary.

For periods prior to August 2006, the Company was the 100% owner of RREI and consolidated the loss. For the period August 2006 to June 2008, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the monthly capital contribution ratio, which averaged 33.67% for the three months ended June 30, 2008.

RREI’s latest financial information is summarized as follows:

	As of November	As of November
	30, 2007	24, 2006

Total current assets	$234,382	$3,417,793
Property and equipment	50,055,675	18,618,764
	$50,290,057	$22,036,557

Total liabilities	$4,252,786	$3,360,052
Total members’ equity	46,037,271	18,676,505
	$50,290,057	$22,036,557

	Fiscal Year	August 18, 2005
	Ended November	to November 30,
	30, 2007	2006

Operating revenues	$96,743	$-
Operating loss	(929,615)	(245,879)
Net loss	(834,234)	(237,309)

U.S. Geothermal Inc. – portion of net loss	$(228,234)	$(102,336)

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Where appropriate, terms of property rights and revenue contracts can influence the determination of estimated useful lives.

The Company expenses all costs related to the development of geothermal reserves prior to the establishment of proven and probable reserves. Once a resource is considered to be proven, then costs of acquisition and development are capitalized on an area-of-interest basis. If an area of interest is subsequently abandoned, those costs are charged to income in the year of abandonment.

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of June 30, 2008.

Stock Options Granted to Employees and Non-employees

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all options is eighteen months.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (“SFAS 128”), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2008 and March 31, 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade account and other receivables, refundable tax credits, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Refundable tax credit is comprised of Goods and Services Tax (“GST”) which is refundable from the Government of Canada and is included in current other assets.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS 109 to allow recognition of such an asset.

At June 30, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,823,700 (March 31, 2008 - $2,429,600) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2008. The significant components of the deferred tax asset at June 30, 2008 and March 31, 2008 were as follows:

	June 30,	March 31,
	2008	2008
Estimated net operating loss carry forward	$8,305,000	$7,146,000

Deferred tax asset	$2,823,700	$2,429,600
Deferred tax asset valuation allowance	(2,823,700)	(2,429,600)
Net deferred tax asset	$-	$-

At June 30, 2008, the Company has net operating loss carry forwards of approximately $8,305,000

($7,146,000 in March 31, 2008), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2008 to June 30, 2008 was $394,100.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the three months ended June 30, 2008, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho. The Company will be required to file state income tax returns in the States of Nevada and Oregon in future years. These filings are subject to a three year statue of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2008, 2007, 2006 and 2005 which could be subject to agency examinations as of March 31, 2008. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with the principles defined in Financial Accounting Standards No. 157, Fair Value Measurements.

Revenue

Revenue Recognition

The energy sales revenue is recognized when the power is produced and delivered to the customer under the terms defined in the Power Purchase Agreements (PPA). Management fee income is recognized when the services have been provided. Royalties and Lease revenues are recognized as the resource has been utilized and other contractual obligations have been met.

Revenue Source

All of the Company’s direct and indirect operating revenues originate from energy production from its interests in geothermal power plants located in the states of Idaho and Nevada. All of the management fees and royalty revenues are earned from its subsidiary located in South Eastern Idaho. All of the power sales are earned from a power plant located in North Western Nevada.

Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued Financial Accounting Standards Statement No. 141 (Revised 2007) (“SFAS 141(R)”), Business Combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will be required to record and disclose business combinations following existing U.S. GAAP until April 1, 2009. The Company does not expect that adoption of SFAS 141(R) will have a material effect on its financial position, results of operation, or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Financial Accounting Standards Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will be required to record and disclose minority interest following existing GAAP until April 1, 2009. The Company does not expect that adoption of SFAS 160 will have a material effect on its financial position, results of operation, or cash flows.

Fair Value Measurement

During September 2006 the FASB issued Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FASB 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, expands disclosures about fair value measurements and addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). However, on December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008, the FASB confirmed and made effective the FSP. Based on the type of assets and liabilities currently held by the Company, management does not believe that the adoption will have a material impact on the financial position or results of operation.

Effective April 1, 2008 the Company adopted Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”) applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option for any of its financial assets or liabilities, and as a result, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations at June 30, 2008 and is not expected to have a material impact in the future.

Hierarchy of Generally Accepted Accounting Principles

During May 2008, the FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles No. 162 (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of standard to have a material impact on its financial position or results of operations.

NOTE 3 – ESCROW DEPOSIT ON ACQUISITION

On April 1, 2008, the Company transferred $11,310,686 to the seller from an escrow account related to the acquisition of the geothermal assets located in North Western Nevada.

NOTE 4 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	June 30,	March 31,
State Agency	2008	2008

Idaho Department of Water Resources, Geothermal
Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide
Drilling Bond	50,000	-
Bureau of Land Management, Geothermal Lease Bonds	150,000	-
Oregon Department of Geology and Mineral Industries,
Mineral Land and Reclamation Program	25,000	25,000

	$485,000	$285,000

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended June 30, 2008, the Company acquired significant water rights and a power production plant from Empire Geothermal Power LLC and Michael B. Stewart. This acquisition was initiated to acquire a 3.6 megawatt operating geothermal power plant and approximately 28,358 acres (44.3 square miles) of geothermal energy leases and certain ground water rights all located north of Reno, Nevada. The power plant is comprised of four binary cycle units, a wet cooling tower and nine geothermal wells developed in a proven geothermal reservoir. The total sales price was approximately $16.6 million dollars.

Construction costs of approximately $2.2 million were incurred during the three months ended June 30, 2008. The majority of these costs were for well drilling at our project located near Neal Hot Springs, Oregon.

Property, plant and equipment categories are summarized as follows:

	Balance at	Balance at
	June 30, 2008	March 31, 2008

Land	$384,000	$384,000
Water rights	4,766,004	1,146,003
Geothermal and mineral rights	11,005,535	1,903,226
Power production plant	1,114,165	-
Wells	3,609,390	-
Furniture and equipment	524,409	402,660
	21,403,503	3,835,889

Less: accumulated depreciation	(241,225)	(73,980)
	21,162,278	3,761,909
Construction in progress	5,303,039	3,096,106

	$26,465,317	$6,858,015

Depreciation expense charged to operations for the three months ended June 30, 2008 and 2007, amounted to $167,245 and $7,903; respectively.

The construction in progress consists of development activities at Raft River Unit 2 and Neal Hot Springs, Oregon.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended June 30, 2008, the Company entered into an agreement with a Canadian investment dealer, in which an underwriter has agreed to purchase 4,260,000 units of the Company’s equity interests. Each unit comprises one common share of the Company’s stock and one half of one common share purchase warrant. The initial offering, completed on April 28, 2008, generated gross proceeds $10,011,000 CDN (approximately $10,154,458) at a price of $2.35 CDN per share. Each warrant will entitle the holder the right to acquire one additional common share of the Company for a period of 24 months following the closing of the offering for $3.00 per share. In addition, the Underwriters exercised their option to purchase an additional 2,122,500 units at the issue price of the offering, resulting in the issuance of a total of 6,382,500 units for aggregate gross proceeds of approximately $15 million CDN.

During the quarter ended June 30, 2008, the Company issued 290,000 common shares to the Kosmos Company in exchange for a favorable amendment to the existing royalty agreement. The royalty agreement is applicable to the operations of the newly acquired San Emidio plant.

During the quarter ended March 31, 2008, the Company issued 56,667 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.72 CDN to $0.90 CDN (average $0.92) .

During the quarter ended December 31, 2007, the Company issued 1,854,141 common shares upon the exercise of 222,550 stock options and 1,631,591 broker compensation options in both U.S. and Canadian dollars. Shares of 15,000 were issued at an exercise price of $2.41. Shares of 1,680,050 were issued at exercise prices that ranged between $0.61 to $1.02 ($0.60 to $1.00 CDN). Shares issued from stock purchase warrants, amounted to 159,091 shares at an exercise price of $2.08.

During the quarter ended September 30, 2007, the Company issued 235,833 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN (average $1.03) .

During the quarter ended June 30, 2007, the Company issued 291,200 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN (average $0.76) .

On June 5, 2007, the Company completed a private placement of 9,090,900 common shares at a price of $2.08 ($2.20 CDN). Proceeds, net of financing fees, totaled $17,766,772.

NOTE 7 - STOCK BASED COMPENSATION

The Company has a stock option plan (the “Stock Option Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Option Plan is a 10% rolling plan approved by shareholders in September 2006, whereby the Company can grant options to the extent of 10% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2008, the Company can issue stock option grants totaling up to 6,201,175 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2008, the Company had 4,404,878 options granted and outstanding.

During the quarter ended June 30, 2008, the Company granted 1,505,000 stock options to consultants and employees exercisable at a price of $2.22 until May 19, 2013.

During the quarter ended September 30, 2007, the Company granted 775,000 stock options to consultants and employees exercisable at a price of $2.41 until January 22, 2012.

The following table reflects the summary of stock options outstanding at March 31, 2007 and changes during the year ended March 31, 2008 and the three months ended June 30, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Fair	Intrinsic
	shares under	Price Per	Value	Value
	options	Share	(US)	(US)

Balance outstanding, March 31, 2007	2,936,128	$0.96 CDN	$0.82	$2,402,951

Forfeited	(5,000)	1.00 CDN	0.80	(4,000)
Exercised	(806,250)	0.83 CDN	0.63	(511,494)
Granted	775,000	2.41	1.95	1,513,964
Balance outstanding, March 31, 2008	2,899,878	1.35 CDN	1.17	3,401,421
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	1,505,000	2.22	1.22	1,835,194
Balance outstanding, June 30, 2008	4,404,878	$1.65	$1.19	$5,236,615

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option volatility within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan. The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Three Months
	Ended June 30,	Year Ended March 31,
	2008	2008	2007

Dividend yield	0	0	0
Expected volatility	71-73%	77-140%	82-149%
Risk free interest rate	1.74-2.23%	1.74-5.10%	3.94-4.2%
Expected life (years)	3.26	3.18	3.36

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2008:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$ 0.60 CDN	210,628	0.53	210,628
0.72 CDN	67,500	1.33	67,500
0.85 CDN	20,000	2.75	20,000
0.90 CDN	182,500	1.33	182,500
1.00 CDN	1,423,000	2.75	1,423,000
1.15 CDN	78,750	3.08	78,750
1.40 CDN	157,500	3.58	118,125
2.41	760,000	4.08	380,000
2.22	1,505,000	4.87	376,250

$ 1.65	4,404,878	3.55	2,856,753

The following table summarizes information about the stock options outstanding at March 31, 2008:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$ 0.60 CDN	210,628	0.83	210,628
0.72 CDN	67,500	1.58	67,500
0.85 CDN	20,000	3.00	20,000
0.90 CDN	182,500	1.58	182,500
1.00 CDN	1,423,000	3.00	1,423,000
1.15 CDN	78,750	3.33	78,750
1.40 CDN	157,500	3.83	118,125
2.41	760,000	4.33	380,000

$ 1.35 CDN	2,899,878	3.12	2,480,503

A summary of the status of the Company’s nonvested stock options outstanding at June 30, 2007 and changes during the fiscal year ended March 31, 2008 and the three months ended June 30, 2008 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2007	1,071,500	$0.96 CDN	$0.82

Granted	775,000	2.41	1.54
Vested	(1,422,125)	2.15	1.37
Forfeited	(5,000)	1.00 CDN	0.80
Nonvested, March 31, 2008	419,375	1.12 CDN	1.43
Granted	1,505,000	2.22	1.22
Vested	(376,250)	2.22	1.22
Forfeited	-	-	-
Nonvested, June 30, 2008	1,548,125	$1.92	$1.28

As of June 30, 2008, there was $1,338,444 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested at June 30, 2008 and during the year ended March 31, 2008 was $741,308 and $1,723,807; respectively.

Stock Purchase Warrants

During the quarter ended June 30, 2008, the Company issued 191,475 broker warrants at an exercise price of $2.34 and 3,191,250 share purchase warrants at an exercise price of $3.00 as part of the private placement of 6,382,500 common shares completed April 28, 2008.

At June 30, 2007, 454,545 share purchase warrants at an exercise price of $2.08 were issued to compensate brokers resulting from the private placement of 9,090,900 common shares issued June 5, 2007. During the quarter ended December 31, 2007, stock purchase warrants representing 159,091 common shares at an exercise price of $2.08 were exercised.

NOTE 8 – FAIR VALUE MEASUREMENT

As disclosed in Note 2, on April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of June 30, 2008 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$9,374,783	$9,374,783	$-	$-
Investment in equity securities	88,515	-	-	88,515
	$9,463,298	$9,374,783	$-	$88,515

NOTE 9 - RELATED PARTY TRANSACTIONS

At June 30, 2008 and March 31, 2008, the amounts of $8,680 and $9,218; respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $203,913 and $205,033 at June 30, 2008 and March 31, 2008; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. During the three months ended June 30, 2008 and the year ended March 31, 2008, the Company received the following revenues from RREI:

	Three Months	Year Ended
	Ended	March 31,
	June 30, 2008	2008

Management fees	$62,500	$62,500
Lease and royalties	22,500	121,742
	$85,000	$184,242

The Company incurred the following transactions with directors, officers and a company with a common director:

	Three Months	Year Ended
	Ended	March 31,
	June 30, 2008	2008

Administrative services	$5,941	$20,563
Director fees	15,000	23,250
Consulting fees	30,424	24,000
	$51,365	$67,813

NOTE 10 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The material difference in respect to these financial statements between U.S. GAAP and Canadian GAAP is reflected in the recording of Property, Plant and Equipment. Under Canadian GAAP, development and exploration costs associated with the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) were recorded as a capital asset. Under U.S. GAAP, these amounts are expensed.

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP June 30, 2008	Canadian GAAP June 30, 2008	U.S. GAAP March 31, 2008	Canadian GAAP March 31, 2008
Plant, Property and Equipment	$ 26,465,317	$ 26,905,928	$ 6,858,015	$ 7,298,626
Total Assets	53,646,762	54,087,373	40,366,933	40,807,544
Stockholders’ Equity	51,237,828	51,678,439	37,896,260	38,336,871
Total Liabilities and Stockholders’ Equity	$ 53,646,762	$ 54,087,373	$ 40,366,933	$ 40,807,544

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Quarter Ended June 30, 2008	Canadian GAAP Quarter Ended June 30, 2008	U.S. GAAP Year ended March 31, 2008	Canadian GAAP Year ended March 31, 2008
Loss from Operations	$ (1,936,923)	$ (1,936,923)	$ (4,433,035)	$ (4,433,035)
Net Loss	$ (1,879,466)	$ (1,879,466)	$ (3,369,358)	$ (3,369,358)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The Company incurred total lease expenses for three months ended June 30, 2008 and the year ended March 31, 2008, totaled $36,598 and $49,975; respectively.

BLM Lease Agreements

Idaho

On August 1, 2007, the Company signed a geothermal resources lease agreement with the United States Department of the Interior Bureau of Land Management (“BLM”). The contract requires an annual payment of $3,502 including processing fees. The primary term of the agreement is 10 years. After the primary term, the Company has the right to extend the contract. BLM has the right to terminate the contract upon written notice if the Company does not comply with the terms of the agreement.

San Emidio

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

Gerlach

The Gerlach Geothermal LLC assets are comprised of two BLM geothermal leases and one private lease totaling 3,615 acres. Both BLM leases have a royalty rate is based upon 10% of the value of the resource at the wellhead. The amounts are calculated according to a formula established by Minerals Management Service (MMS). One of the two BLM leases has a second royalty commitment to a third party of 4% of gross revenue for power generation and 5% for direct use based on BTUs consumed at a set comparable price of $7.00 per million BTU of natural gas. The private lease has a 10 year primary term and would receive a royalty of 3% gross revenue for the first 10 years and 4% thereafter.

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

Office Lease

The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month.

The following is the total contracted lease obligations for the next five fiscal years:

Year
Ending
March 31,	Amount

2009	$140,872
2010	140,873
2011	131,754
2012	72,209
2013	46,599
Thereafter	145,390

Power Purchase Agreements

The Company has signed a power purchase agreement with Idaho Power Company for sale of power generated from its subsidiary Raft River Energy I, LLC. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the phase two plants to other purchasers. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

The Company signed a power purchase agreement on March 12, 2008 with Eugene Water and Electric Board for the planned phase two power plant at Raft River, Idaho. The agreement allows for variable output up to a maximum of 16 megawatts with a term of 25 years. The agreement is subject to successful drilling and resource development.

As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a Power Purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract has a stated expected output of 3,250 kilowatts maximum per hour and extends through 2017. All power produced will be purchased and there are no penalties for not meeting or exceeding expected output levels.

Construction Contract

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of June 30, 2008, Company management does not believe that all specifications have been met, and has withheld payment of approximately $1 million dollars. This amount has been recorded as a liability on RREI’s financial statements.

NOTE 12 – JOINT VENTURES

Raft River Energy I LLC

Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At fiscal year end, the Company had contributed approximately $17 million in cash and property, and Raft River I Holdings has contributed approximately $34 million in cash. Raft River I Holdings, LLC is not required to contribute additional capital based upon the current agreement. The Company is obligated to provide contributions sufficient to complete a 10 megawatt power plant. As of June 30, 2008, the project is believed to be substantially funded. Profits and losses are allocated to the members based upon contributed capital levels. As profits are realized, the levels of capital will be returned to Raft River I Holdings, LLC.

Gerlach Geothermal LLC

In May 2008, the Company entered into an agreement with Gerlach Green Energy LLC of Nevada (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. The agreement establishes a limited liability company named Gerlach Geothermal LLC. The agreement provides for a 60 percent U.S. Geothermal ownership interest in the joint venture by a subsidiary of the Company and a 40 percent ownership interest by GGE, with the Company expending $2,000,000 toward the project, of which $300,000 is a property contribution in the form of a BLM geothermal lease. GGE has contributed one BLM geothermal lease and one private geothermal lease. These leases have all had previous work including geophysical studies and drilling. The combined property totals 3,615 acres (5.6 square miles) with 3,415 acres of BLM leases and 200 acres in a private property lease. The joint venture agreement gives GGE an option to maintain its 40 percent ownership interest as additional capital contributions are required. If GGE dilutes to below a 10 percent interest, their ownership position in the joint venture would be converted to a 10 percent net profits interest. The Company will serve as the manager for the joint venture’s development activities. As of June 30, 2008, this entity has not engaged in any financial transactions. Gerlach Geothermal LLC will be a variable interest entity and the Company will be considered to be the primary beneficiary.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Plan of Operations

With the exception of historical facts, the statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. Forward-looking statements may be identified by words such as “may”, “should”, “anticipates”, “expects”, “believes”, “plans”, “predicts” and similar terms. These forward-looking statements include, but are not limited to, statements concerning our strategy, operating forecasts, and our working capital requirements and availability. Forward-looking statements are not guarantees of future performance, and are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2008 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

The U.S. dollar is the Company’s functional currency; however some transactions involved the Canadian dollar. All references to “dollars” or “$” are to United States dollars and all references to $ CDN are to Canadian dollars.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report.

U.S. Geothermal Inc. (the Company) is a Delaware corporation. The Company’s common shares began trading on the Toronto Stock Exchange (TSX) on October 1, 2007 and ceased trading on the TSX Venture Exchange on September 28, 2007. Our Company’s common shares trade symbol has been and continues to be “GTH”. From June 3, 2005 to April 15, 2008, the common stock of U.S. Geothermal Inc. was quoted on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. Effective April 14, 2008, the common stock of U.S. Geothermal Inc. began trading on the American Stock Exchange (“AMEX”) under the trade symbol “HTM.”

During the quarter ended June 30, 2008, the Company was focused on:

1)	refining the operations of the Unit I power plant at the Raft River, Idaho geothermal project (“Raft River Unit I”);
2)	drilling and evaluating the exploration well drilled at Neal Hot Springs in Oregon;
3)	negotiating the Raft River Unit II contract with Eugene Water and Electric Board (“EWEB”);
4)	the acquisition of assets from Empire Geothermal Power LLC and Michael B. Stewart, including the operating power plant at San Emidio, Nevada and the geothermal property at Granite Creek, Nevada; and
5)	the evaluation of potential new geothermal project acquisitions.

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

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with U.S. Geothermal to purchase the electrical power output of Unit III. Subject to drilling confirmation of sufficient geothermal resource, the power plant output from three units at Raft River would be 39 megawatts, instead of the maximum 30 megawatts under the previous Idaho Power PPA provisions.

The Company acquired an operating geothermal power plant with 3.6 megawatts of installed capacity and approximately 28,358 acres (44.3 square miles) of geothermal energy leases and certain ground water rights all located north of Reno, Nevada.

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

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. A March 2008 resource assessment of the San Emidio geothermal leases by independent experts Susan Petty and Dennis Trexler of Black Mountain Technology shows a total resource potential of 44 megawatts with a 90% probability factor.

The power plant was constructed in 1986 with commercial power generation beginning in 1987. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 megawatt Ormat Energy Converters, three injection wells and four production wells. A three cell cooling tower was added in 1998 to improve summer power generation. The plant is connected to the transmission grid via a 60 kilovolt transmission line.

San Emidio is our second operating geothermal power plant and is operated by USG Nevada LLC, a wholly owned subsidiary of the Company. Power sales from the San Emido plant averaged 3.1 megawatts in 2007.

Project Overview

The following is a list of projects that are in operation, under development or under exploration. Projects in operation have producing geothermal power plants. Projects under development have at least a geothermal resource discovery or may have wells in place, but require the drilling of new or additional production and injection wells in order to supply enough geothermal fluid sufficient to operate a commercial power plant. Projects under exploration do not have a geothermal resource discovery occurrence yet, but have significant thermal and other physical evidence that warrants the expenditure of capital in search of the discovery of a geothermal resource. Due to inflation and marketplace increases in the costs of labor and construction materials, previous estimates of property development costs may be low.

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venturer allowed us to share the risks of ownership. The joint venture has also allowed the project to take advantage of production tax credits which would not otherwise have been available to us. When Unit I operates at full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for the first four years of its operations. While Unit I operates at less than full capacity, our annual cash payments from the Raft River I project will be lower.

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (MW)(1)	Power Purchaser	Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (Existing)	Nevada	100%	3.6	Sierra Pacific Power Corp.	2017

(1)

Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 9.9 and 11.7 megawatts and output of the Empire plant is approximately 3.1 megawatts.

(2)

As part of the financing package for Unit I of the Raft River project, we have contributed $13 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project. Additional investment may be required for Unit I to operate at design capacity.

Projects Under Development
			Target	Projected
			Development	Commercial	Anticipated
Project	Location	Ownership	(MW)	Operation Date(2)	Power Purchaser
San Emidio (Replacement)	Nevada	100 27	27	4th Quarter 2010	To be determined
Neal Hot Springs	Oregon	100 26	26	3rd Quarter 2011	Idaho Power
Raft River (Unit II)	Idaho	JV 13	13	2012/2013	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100 13	13	2013/2014	N/A

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(MW)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302(2)	94.0	4,500-6,000	Binary
San Emidio	35.8	289-305(2)	40.0	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347(3)	N/A	2,500-3,000	Binary

(1)	The resource assessment is based on 6.0 square miles. The remaining acreage was acquired subsequent to the GeothermEx report.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured by Teplow and MWH Geo-Surveys Inc with a geothermometer.

Operating Results

For the three months ended June 30, 2008 and 2007, the operating loss increased $1,242,300. For the three months ended June 30, 2008 and 2007, the Company incurred net losses of $1,879,466 and $410,536 which represented $0.03 and $0.01 per share; respectively. Notable variances from the two reporting periods included increases in corporate and development, stock based compensation, salaries and professional fees. Also, this was the first period of operations of the San Emidio, Nevada plant which produced both operating revenues and expenses.

Corporate Administrative and Development Costs

For the three months ended June 30, 2008 and 2007, corporate and administrative costs increased $229,896. The increase was primarily due to increased or new costs incurred for stock exchange filing fees (American Stock Exchange and Toronto Stock Exchange), lease costs and donations. The filing fees are an annual expense that will not be incurred in the next three quarters.

Professional and Management Fees

For the three months ended June 30, 2008 and 2007, professional fees increased $114,575 (66.2%) . The increase in professional fees was reflective of the Company’s efforts to expand and develop the Company’s interests. These additional costs include, but are not limited to, the following items:

  Audit fees related to the evaluation of compliance with the Sarbanes-Oxley Act,
  Consulting fees for compliance with Sarbanes-Oxley Act,
  Legal fees for:
    major property acquisitions including of the San Emidio assets, private placement stock offering,
    evaluation of new lease contracts,
    formation of new business entities, and
    compliance with SEC and other exchange requirements.

Salary costs

For the three months ended June 30, 2008 and 2007, the salary costs increased $237,256. Significant changes in salary costs have not occurred. Reduced amounts of salary costs have been allocated to the Company’s subsidiary. In 2007, administrative salary costs were being allocated to its subsidiary for direct time involved in testing and development activities associated with a capital project.

Gain/Loss on Investment in Subsidiary

The Company’s portion of the operating loss from its subsidiary decreases $46,996 (54.0%) from the three months ended June 30, 2007 to 2008. Commercial operations began on January 3, 2008. While the subsidiary continues to operate at a loss, the loss has decreased from the levels reported when the subsidiary was under development.

Energy Sales and Plant Operating Expenses

In the quarter ended June 30, 2008, the Company purchased a geothermal plant and geothermal water rights located in North Western Nevada. Energy sales and the related plant operating expenses began when the Company took over plant operations effective May 1, 2008. Plant expenses exceeded operating revenues primarily due to the amount of start-up costs needed to optimize plant operations. Energy sales/production are expected to be reasonably consistent in future periods, while operating costs are expected to decrease.

Contractual Obligations

The following table denotes contractual obligation by payments due for each period as of June 30, 2008:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Leases	$677,697	$140,872	$272,627	$118,808	$145,390
Stock Compensation Payable	$1,997,114	$61,490	$109,504	$1,826,120	$0
RRE Construction Obligations (1)	$1,010,000	$1,010,000	$0	$0	$0

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

Off Balance Sheet Arrangements

As of June 30, 2008, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2008 are adequate to fund our general operating activities through June 30, 2009, including any additional expenditures at Raft River I to increase its energy production. Additional funding will be needed to finance the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. We anticipate that the additional funding may be raised through the issuance of shares, exercise of existing outstanding warrants, and/or through the sale of ownership interest in tax credits and benefits.

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

Property, Plant and Equipment/Impairments of Long-Lived Assets

During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, and mineral rights. The Company’s first power plant became operational January of 2008. The costs of this power plant have been accumulated in construction in process accounts. These costs will be charged to operations in a systematic manner based upon the estimated useful life of the plant starting in the fourth fiscal quarter ending March 31, 2008. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or depreciation process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

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

Stock-Based Compensation

At the beginning of the fiscal year, the Company adopted a standard that states that if certain conditions are present surrounding the issuance of equity instruments as compensation, then circumstances may warrant the recognition of a liability for financial reporting purposes. One such condition was present when the Company originally issued stock options in a foreign currency (Canadian dollars) to employees both before and after the beginning of the fiscal year. Authors of the standard have reasoned that when a condition is present that creates a financial risk to the recipient in addition to normal market risks (i.e., foreign currency translation risk), then the instrument takes on the characteristics of a liability, rather than an equity item. As the underlying stock options are exercised or are forfeited, the stock based compensation liability will be reduced. The Company’s financial statements reflect these changes in the consolidated balance sheet. As the value of the options change over the vesting periods, these changes will ultimately be reflected in the amount of expense charged to operations.

The Company awards stock options for compensation to non-employees for services performed and/or services performed above and beyond expectations. After the services have been completed, the awards are made at the discretion of the Board of Directors. The fair value of the options are determined on the date the options are awarded according to several factors that include the exercise price of the option, the current price of the underlying share, the expected life of the options, the expected volatility of the stock and the risk-free interest rate. Generally speaking, a longer life and higher expected volatility yields a higher value of the option. In accordance with appropriate accounting guidance, the Company records the value of these options as operating expense during the period in which they are awarded. Stock options awarded to Company employees are also valued on the date they are awarded. However, the value of these options are expensed or capitalized over the vesting period. The current vesting period for all options is eighteen months, with 25% of the options vesting at grant date. The nature of the services provided determines whether the value will be expensed or added to the value of a Company asset. To date, no services have been provided directly related to the construction of property and equipment, thus, all services have been charged to operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At June 30, 2008, the Company held investments of $9,374,783 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk

The Company is subject to limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At fiscal year end, the company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

The strike price for the Company’s stock option plan has been stated in Canadian dollars as the plan has been administered through our Vancouver office and Pacific Corporate Trust Company. This subjects the Company to foreign currency risk in addition to the normal market risks associated with the stock price fluctuations. A long-term liability has been established to reflect the fair value of the stock options payable. The strike price on future option grants will be stated in U.S. dollars.

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

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

Subsequent to March 31, 2008, our Board of Directors approved additional internal control policies intended to remediate the material weakness as described in our 10-K dated March 31, 2008. We started the process to develop and implement appropriate procedures to strengthen controls around stock option valuation. We implemented procedures to review and approve all quarterly historical stock prices and interest rates reported by our stock option plan administration software to validate that correct data was entered into the software. We believe that the newly implemented procedures adequately address the deficiency noted. We will obtain further training in using our stock option plan administration software. Other than the changes related to the stock option valuation processes and procedures, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

As of June 30, 2008, management is not aware of any proceedings in which the Company is a party, as plaintiff or defendant.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2008.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

On April 28, 2008, we completed a private placement of 6,382,500 Units at a price of $2.35 CDN per Unit, for gross proceeds of $14,998,875 CDN. Each unit consisted of one common share of the Company (each, a “Common Share”) and one half of one Common Share purchase warrant (each whole Common Share purchase warrant, a “Warrant”). Under the terms of the registration rights agreement entered into as part of the offering, we agreed to file a registration statement with the Securities and Exchange Commission and use commercially reasonable efforts to cause it to become effective no later than five months following closing and to remain effective for two years. In the event the registration statement is not effective by September 29, 2008, the purchasers are entitled to receive as liquidated damages 0.1 common shares for each unit purchased which is an aggregate of 638,250 shares. After agent’s fees and expenses were deducted from the gross proceeds, the Company received $14,048,532 CDN ($13,778,474 US) as net proceeds.

As a portion of the compensation paid to Clarus Securities Inc., Toll Cross Securities Inc., and Loewen Ondaatje McCutcheon Limited (collectively, the “Underwriters”), we issued compensation options entitling the Underwriters to purchase 191,475 common shares of the Company at $2.33 exercisable for a period of 24 months from the closing date.

The sale of the securities was pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, as each of the purchasers in the private placement represented to us that they were accredited investors as defined in Rule 501 of Regulation D.

In connection with the acquisition of the San Emidio assets, the Company has also negotiated to reduce an existing third party royalty of the gross power plant revenue associated with the existing production wells under a primary geothermal lease. In consideration for the amendment, on May 1, 2008, the Company issued 290,000 shares of its common stock to the lessor, The Kosmos Company. The offer and sale of such shares of securities by was effected in reliance on the exemptions for sales of securities not involving a public offering as set forth in Section 4(2) of the Securities Act, based on the following: (a) the investor confirmed to us that it had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to us; (d) the investor acknowledged that all securities being received were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits And Reports

See the exhibits index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 8, 2008	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: August 8, 2008
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