Form 10-Q
period 2008-09-30
US GEOTHERMAL INC
filed 2008-11-10
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number: 333-117287

U.S. GEOTHERMAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1505 Tyrell Lane
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

208-424-1027
(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE Alternext US, LLC

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

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ] (Do not check if a smaller	Smaller reporting company [ ]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of October 31, 2008
Common stock, par value	62,033,887
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended September 30, 2008

INDEX

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2008. The results of operations for the six months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2009.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
September 30, 2008

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	September 30,	March 31,
	2008	2008

ASSETS

Current:
Cash and cash equivalents	$6,342,167	$4,877,252
Restricted cash (note 4)	485,000	285,000
Receivable from subsidiary (note 10)	193,201	205,033
Accounts receivable, trade	178,767	-
Other current assets	363,793	85,466
Total current assets	7,562,928	5,452,751

Deposit on property acquisition (note 3)	-	11,310,686
Investment in equity securities	88,515	-
Investment in subsidiary (note 2)	17,446,871	16,745,481
Property, plant and equipment, net of
accumulated depreciation (note 5)	12,421,210	3,808,786
Intangible assets, net of accumulated
amortization (note 6)	15,657,369	3,049,229
Total assets	$53,176,893	$40,366,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,208,769	$485,783
Related party accounts payable	9,316	9,218
Total current liabilities	1,218,085	495,001
Long-term Liabilities:
Stock compensation payable	1,994,745	1,975,672
Total liabilities	3,212,830	2,470,673

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY

Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
55,339,253 shares at March 31, 2008 and
62,011,753 shares at September 30, 2008	62,012	55,339
Additional paid-in capital	64,068,802	48,532,730
Accumulated deficit	(14,166,751)	(10,691,809)
Total stockholders’ equity	49,964,063	37,896,260

Total liabilities and stockholders’ equity	$53,176,893	$40,366,933

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Revenues:
Energy Sales	$529,383	$-	$803,018	$-
Land, water, and mineral rights lease	22,500	-	45,000	-
Management fees	62,500	-	125,000	-
Total operating revenues	614,383	-	973,018	-

Operating Expenses:
Loss from investment in subsidiary	110,069	26,188	150,195	113,309
Consulting fees	37,017	16,027	77,650	31,141
Corporate admin and development	155,356	71,943	412,317	113,504
Professional and management fees	254,197	203,351	541,888	379,684
Salaries and wages	308,397	80,495	623,138	157,979
Stock based compensation	319,342	802,448	1,060,650	1,029,590
Travel and promotion	306,578	173,833	371,132	243,700
Plant operations	715,221	-	1,204,626	-
Lease and equipment repair	54,029	-	114,168	-
Total operating expenses	2,260,206	1,374,285	4,555,764	2,068,907

Loss from Operations	(1,645,823)	(1,374,285)	(3,582,746)	(2,068,907)

Other Income (Loss):
Foreign exchange gain (loss)	(707)	(4,107)	(3,527)	75,268
Other income (loss)	-	(3,494)	-	10,050
Interest income	51,054	339,208	111,331	530,375
Total other income	50,347	331,607	107,804	615,693

Net Loss	$(1,595,476)	$(1,042,678)	$(3,474,942)	$(1,453,214)

Basic And Diluted Net Loss Per Share	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Weighted Average Number of Shares
Outstanding for Basic and Diluted	62,011,753	53,349,355	61,011,601	49,960,760
Calculations

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Activities:
Net loss	$(1,595,476)	$(1,042,678)	$(3,474,942)	$(1,453,214)
Add non-cash items:
Depreciation	228,545	15,746	395,790	23,649
Loss of operations of subsidiary	110,070	26,188	150,195	113,309
Gain on disposal of equipment	-	-	-	12,375
Stock based compensation	319,342	802,448	1,060,650	1,029,590
Change in non-cash working capital items:
Accounts receivable	(17,512)	15,234	(166,935)	44,141
Accounts payable and accrued liabilities	367,052	(15,660)	264,533	(37,543)
Prepaid expenses & other	(247,765)	8,806	(278,327)	(9,683)
Total cash used by operating activities	(835,744)	(189,916)	(2,049,036)	(277,376)

Investing Activities:
Purchases of property, plant and equipment	(1,402,594)	(955,429)	(20,374,803)	(2,656,818)
Cash released from (restricted by) external
restrictions	-	1,995,000	(200,000)	2,654,400
Cash released from escrow for property
acquisition	-	-	11,310,686	-
Investment in subsidiaries and equity
securities	(565,305)	(503,000)	(940,100)	(503,000)
Total cash provided (used) by investing
activities	(1,967,899)	536,571	(10,204,217)	(505,418)

Financing Activities:
Issuance of share capital, net of share issue
cost	-	243,684	13,718,168	18,232,346
Total cash provided by financing
activities	-	243,684	13,718,168	18,232,346

Increase (Decrease) in Cash and Cash
Equivalents	(2,803,643)	590,339	1,464,915	17,449,552

Cash and Cash Equivalents, Beginning of
Period	9,145,810	23,618,374	4,877,252	6,759,161

Cash and Cash Equivalents, End of Period	$6,342,167	$24,208,713	$6,342,167	$24,208,713

Supplemental Disclosure:
Non-cash investing and financing activities:
Amendment to geothermal lease with
common stock	$-	$-	$783,000	$-
Purchase of property and equipment on
account	439,213	827,074	458,551	502,380

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2008 and the Six Months Ended September 30, 2008
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL
	OF	COMMON	PAID-IN	ACCUMULATED
	SHARES	SHARES	CAPITAL	DEFICIT	TOTAL

Balance at April 1, 2007	43,810,512	$43,811	$25,781,832	$(7,142,623)	$18,683,020
Capital stock issued as result of a private placement
closed June 5, 2007, net of issuance costs	9,090,900	9,091	17,757,681	-	17,766,772
Shares issued for stock options and warrants exercised	2,437,841	2,437	4,255,203	-	4,257,640
Stock compensation liability	-	-	738,014	-	738,014
Net loss for the period	-	-	-	(3,549,186)	(3,549,186)
Balance, March 31, 2008	55,339,253	55,339	48,532,730	(10,691,809)	37,896,260
Capital stock issued as result of a private placement
closed April 28, 2008, net of issuance costs	6,382,500	6,383	13,711,784	-	13,718,167
Capital stock issued for amendment to royalty
agreement with the Kosmos Company	290,000	290	782,710	-	783,000
Stock compensation liability	-	-	1,041,578	-	1,041,578
Net loss for the period – unaudited	-	-	-	(3,474,942)	(3,474,942)
Balance at September 30, 2008 – unaudited	62,011,753	$62,012	$64,068,802	$(14,166,751)	$49,964,063

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

When U.S. Cobalt Inc. (“GTH” or the “Company”) completed a reverse take-over on December 19, 2003, the former stockholders of U.S. Geothermal Inc. (“GEO – Idaho”) a company incorporated on February 26, 2002 in the State of Idaho, U.S.A. acquired control of GTH. In connection with the transaction, U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the rollback of common stock.

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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	Gerlach Geothermal LLC (organized in the State of Delaware);
iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware); and
v)	USG Nevada LLC (organized in the State of Delaware).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s consolidated financial position and consolidated results of operations.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2008, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, a money market account, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian (approximately $103,824 in U.S. dollars at September 30, 2008). At September 30, 2008, the Company held deposits that exceeded the FDIC insured amount by approximately $1,217,009 and did not exceed the CDIC insured amount. The money market funds totaled $5,258,013, and are not subject to deposit insurance.

Consolidation of Variable Interest Entities

The Company has a significant interest in Raft River Energy I, LLC (“RREI”), which has been determined to be a variable interest entity as defined by FASB Interpretation No. 46(R) (“FIN 46(R)”). RREI’s purpose is to hold the financial interests of the first phase of the Raft River project for the construction of a geothermal power plant.

RREI resulted from an August 9, 2006 agreement between the Company and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, the Company sold 50% of its ownership in Raft River Energy to Raft River Holdings, LLC. As a result of the agreements, the Company was required to contribute cash and property sufficient to complete a 10 megawatt power plant, and Raft River Holdings was required to contribute $34,170,100.

As of September 30, 2008, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100. As a result, Raft River Holdings, LLC has been designated the primary beneficiary.

For periods prior to August 2006, the Company was the 100% owner of RREI and consolidated the loss. For the period August 2006 to September 2008, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the monthly capital contribution ratio, which averaged 34.06% for the six months ended September 30, 2008.

RREI’s latest financial information is summarized as follows:

	(Unaudited)	(Audited)	(Audited)
	As of	As of	As of
	September 26,	November 30,	November 24,
	2008	2007	2006

Total current assets	$2,286,654	$234,382	$3,417,793
Property and equipment	50,107,736	50,055,675	18,618,764
	$52,394,390	$50,290,057	$22,036,557

Total liabilities	$2,064,166	$4,252,786	$3,360,052
Total members’ equity	50,330,224	46,037,271	18,676,505
	$52,394,390	$50,290,057	$22,036,557

	For the Ten	Fiscal Year	August 18,
	Months Ended	Ended	2005 to
	September 26,	November 30,	November 24,
	2008	2007	2006

Operating revenues	$3,793,125	$96,743	$-
Operating loss	(731,709)	(929,615)	(245,879)
Net loss	(721,973)	(834,234)	(237,309)

U.S. Geothermal Inc., portion of net loss	$(250,247)	$(161,092)	$(100,394)

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of September 30, 2008.

Stock Options Granted to Employees and Non-employees

For stock-based compensation, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all options is eighteen months.

For non-employee stock-based compensation, the Company adopted EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Non-employee stock options have been granted, at the Board of Director’s discretion, to select vendors as a bonus for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

The Company accounts for stock-based compensation in accordance with SFAS 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (“SFAS 128”), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2008 and March 31, 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

Refundable tax credit is comprised of Goods and Services Tax (“GST”) which is refundable from the Government of Canada and is included in other current assets.

The Company’s functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the balance sheet date. Resulting gains and losses are generally included in determining net income for the period in which exchange rates change.

Foreign Operations

The accompanying balance sheet contains certain recorded Company assets (principally cash) in a foreign country (Canada). Although Canada is considered economically stable, it is always possible that unanticipated events in Canada could disrupt the Company’s operations.

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

At September 30, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,273,180 (March 31, 2008 - $2,429,600) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2008.

The significant components of the deferred tax asset at September 30, 2008 and March 31, 2008 were as follows:

	September 30,	March 31,
	2008	2008
Estimated net operating loss carry forward	$9,627,000	$7,146,000

Deferred tax asset	$3,273,180	$2,429,600
Deferred tax asset valuation allowance	(3,273,180)	(2,429,600)
Net deferred tax asset	$-	$-

At September 30, 2008, the Company has net operating loss carry forwards of approximately $9,627,000 ($7,146,000 in March 31, 2008), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2008 to September 30, 2008 was $843,580.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the six months ended September 30, 2008, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho. The Company will be required to file state income tax returns in the State of Oregon in future years. These filings are subject to a three year statue of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2008, 2007, 2006 and 2005 which could be subject to agency examinations as of March 31, 2008. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with the principles defined in Financial Accounting Standards No. 157, Fair Value Measurements.

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

Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles
During May 2008, the FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles No. 162 (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of any standards to have a direct material impact on its financial position or results of operations.

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

NOTE 4 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	September	March 31,
State Agency	30, 2008	2008

Idaho Department of Water Resources, Geothermal
Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide
Drilling Bond	50,000	-
Bureau of Land Management, Geothermal Lease Bonds	150,000	-
Oregon Department of Geology and Mineral Industries,
Mineral Land and Reclamation Program	25,000	25,000

	$485,000	$285,000

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended September 30, 2008, the Company began drilling activities on a well at San Emidio, Nevada that totaled over $1.9 million dollars. The San Emidio well project was still under construction at September 30, 2008.

During the three months ended June 30, 2008, the Company acquired a production plant and wells located north of Reno, Nevada for approximately $4.5 million dollars from Empire Geothermal Power LLC and Michael B. Stewart. The power plant is comprised of four binary cycle units, a wet cooling tower and nine geothermal wells developed in a proven geothermal reservoir. Construction costs of approximately $2.2 million were incurred during the three months ended June 30, 2008. The majority of these costs were for well drilling at our project located near Neal Hot Springs, Oregon.

Property, plant and equipment categories are summarized as follows:

	Balance at
	September 30,	Balance at
	2008	March 31, 2008

Land	$384,000	$384,000
Power production plant	1,114,165	-
Wells	3,607,198	-
Furniture and equipment	603,005	402,660
	5,708,368	786,660
Less: accumulated depreciation	(354,967)	(73,980)
	5,353,401	712,680
Construction in progress	7,067,809	3,096,106

	$12,421,210	$3,808,786

The construction in progress consists of development activities at Raft River Unit 2, Idaho, Neal Hot Springs, Oregon and San Emidio, Nevada.

Depreciation expense was charged to operations for the following periods:

	September 30,	September 30,
	2008	2007

Three months ended	$182,624	$15,746
Six months ended	$280,987	$23,649

NOTE 6 – INTANGIBLE ASSETS

During the three months ended June 30, 2008, the Company acquired 28,358 acres of geothermal energy leases and certain ground water rights from Empire Geothermal Power LLC and Michael B. Stewart for approximately $12.1 million dollars. These geothermal energy leases and ground water rights are all located north of Reno, Nevada. Intangible assets are summarized as follows:

	Balance at
	September 30,	Balance at
	2008	March 31, 2008

Surface water rights	4,766,004	1,146,003
Geothermal and mineral rights	11,006,168	1,903,226
	15,772,172	3,049,229
Less: accumulated amortization	(114,803)	-

	$15,657,369	$3,049,229

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended June 30, 2008, the Company entered into an agreement with a Canadian investment dealer, in which an underwriter agreed to purchase 4,260,000 units of the Company’s equity interests. Each unit comprised one common share of the Company’s stock and one half of one common share purchase warrant. The initial offering, completed on April 28, 2008, generated gross proceeds $10,011,000 CDN (approximately $10,154,458) at a price of $2.35 CDN per share. Each warrant will entitle the holder the right to acquire one additional common share of the Company for a period of 24 months following the closing of the offering for $3.00 per share. In addition, the Underwriters exercised their option to purchase an additional 2,122,500 units at the issue price of the offering, resulting in the issuance of a total of 6,382,500 units for aggregate gross proceeds of approximately $15 million CDN.

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

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock option plan (the “Stock Option Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Option Plan is a 10% rolling plan approved by shareholders in September 2006, whereby the Company can grant options to the extent of 10% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2008, the Company can issue stock option grants totaling up to 6,201,175 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2008, the Company had 4,449,878 options granted and outstanding.

During the quarter ended September 30, 2008, the Company granted 95,000 stock options to employees exercisable at a price of $1.78 until August 9, 2013.

During the quarter ended June 30, 2008, the Company granted 1,505,000 stock options to consultants and employees exercisable at a price of $2.22 until May 19, 2013.

During the quarter ended September 30, 2007, the Company granted 775,000 stock options to consultants and employees exercisable at a price of $2.41 until January 22, 2012.

The following table reflects the summary of stock options outstanding at March 31, 2007 and changes during the year ended March 31, 2008 and the six months ended September 30, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Fair	Intrinsic
	shares under	Price Per	Value	Value
	options	Share	(US)	(US)

Balance outstanding, March 31, 2007	2,936,128	$0.96 CDN	$0.82	$2,402,951

Forfeited	(5,000)	1.00 CDN	0.80	(4,000)
Exercised	(806,250)	0.83 CDN	0.63	(511,494)
Granted	775,000	2.41	1.95	1,513,964
Balance outstanding, March 31, 2008	2,899,878	1.35 CDN	1.17	3,401,421
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	1,505,000	2.22	1.22	1,835,194
Balance outstanding, June 31, 2008	4,404,878	1.65	1.19	5,236,615

Forfeited	(50,000)	-	1.33	(66,750)
Exercised	-	-	-	-
Granted	95,000	1.78	0.85	81,130
Balance outstanding, September 30,
2008	4,449,878	$1.57	$1.18	$5,250,995

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2008	2008

Dividend yield	0	0
Expected volatility	71-73%	77-140%
Risk free interest rate	1.74-2.23%	1.74-5.10%
Expected life (years)	3.24	3.18

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2008:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$ 0.60 CDN	210,628	0.28	210,628
0.72 CDN	67,500	1.08	67,500
0.85 CDN	20,000	2.50	20,000
0.90 CDN	182,500	1.08	182,500
1.00 CDN	1,423,000	2.50	1,423,000
1.15 CDN	78,750	2.83	78,750
1.40 CDN	157,500	3.33	157,500
2.41	710,000	3.83	532,500
2.22	1,505,000	4.62	376,250
1.78	95,000	4.98	23,750

$ 1.57	4,449,878	3.33	3,072,378

The following table summarizes information about the stock options outstanding at March 31, 2008:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$ 0.60 CDN	210,628	0.83	210,628
0.72 CDN	67,500	1.58	67,500
0.85 CDN	20,000	3.00	20,000
0.90 CDN	182,500	1.58	182,500
1.00 CDN	1,423,000	3.00	1,423,000
1.15 CDN	78,750	3.33	78,750
1.40 CDN	157,500	3.83	118,125
2.41	760,000	4.33	380,000

$ 1.35 CDN	2,899,878	3.12	2,480,503

A summary of the status of the Company’s nonvested stock options outstanding at June 30, 2007 and changes during the fiscal year ended March 31, 2008 and the six months ended September 30, 2008 are presented as follows:

		Weighted		Weighted
		Average Grant		Average
	Number of	Date Fair Value		Grant Date
	Options	Per Share		Fair Value

Nonvested, March 31, 2007	1,071,500	$0.96	CDN	$0.82

Granted	775,000	2.41		1.54
Vested	(1,422,125)	2.15		1.37
Forfeited	(5,000)	1.00	CDN	0.80
Nonvested, March 31, 2008	419,375	1.12	CDN	1.43
Granted	1,505,000	2.22		1.22
Vested	(376,250)	2.22		1.22
Forfeited	-	-		-
Nonvested, June 30, 2008	1,548,125	1.92		1.28
Granted	95,000	1.78		0.85
Vested	(215,625)	2.18		1.20
Forfeited	(50,000)	2.41		1.33
Nonvested, September 30, 2008	1,377,500	$1.92		$1.22

As of September 30, 2008, there was $1,100,273 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested at September 30, 2008 and at March 31, 2008 was $1,060,650 and $1,723,807; respectively.

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

NOTE 9 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of September 30, 2008 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$5,258,013	$5,258,013	$-	$-
Investment in equity securities	88,515	-	-	88,515
	$5,346,528	$5,258,013	$-	$88,515

On December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008, the FASB confirmed and made effective the FSP. The Company has chosen not to implement SFAS 157 for non-financial assets and non-financial liabilities at this time.

NOTE 10 - RELATED PARTY TRANSACTIONS

At September 30, 2008 and March 31, 2008, the amounts of $9,316 and $9,218, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $193,201 and $205,033 at September 30, 2008 and March 31, 2008; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. During the six months ended September 30, 2008 and the year ended March 31, 2008, the Company received the following revenues from RREI:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2008	2008

Management fees	$125,000	$62,500
Lease and royalties	45,000	121,742

	$170,000	$184,242

The Company incurred the following transactions with directors, officers and a company with a common director:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2008	2008

Administrative services	$-	$20,563
Director fees	30,000	23,250
Consulting fees	-	24,000
	$30,000	$67,813

NOTE 11 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP September 30, 2008	Canadian GAAP September 30, 2008	U.S. GAAP March 31, 2008	Canadian GAAP March 31, 2008
Plant, Property and Equipment	$ 28,078,579	$ 28,519,190	$ 6,858,015	$ 7,298,626
Total Assets	53,176,893	53,617,504	40,366,933	40,807,544
Stockholders’ Equity	49,964,063	50,404,674	37,896,260	38,336,871
Total Liabilities and Stockholders’ Equity	$ 53,176,893	$ 53,617,504	$ 40,366,933	$ 40,807,544

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Six Months Ended September 30, 2008	Canadian GAAP Six Months Ended September 30, 2008	U.S. GAAP Year ended March 31, 2008	Canadian GAAP Year ended March 31, 2008
Loss from Operations	$ (3,582,746)	$ (3,582,746)	$ (4,433,035)	$ (4,433,035)
Net Loss	$ (3,474,942)	$ (3,474,942)	$ (3,549,186)	$ (3,549,186)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The Company incurred total lease expenses for six months ended September 30, 2008 and the year ended March 31, 2008, totaled $123,114 and $49,975, respectively.

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

Granite Creek
The Company has three geothermal lease contracts with the BLM for the Granite Creek properties. The lease contracts are for approximately 5,414 acres of land and geothermal water rights located in the northwestern Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years if the BLM does not need the land for any other purpose and the lessee is maintaining production at commercial quantities. The leases state annual lease payments of $5,414, not including processing fees, and expire October 31, 2012.

Office Lease
The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month.

The following is the total contracted lease obligations for the next five fiscal years:

Year
Ending
March 31,	Amount

2009	$143,376
2010	143,377
2011	134,258
2012	74,713
2013	49,103
Thereafter	145,390

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

Construction Contract
On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of September 30, 2008, Company management does not believe that all specifications have been met, and has withheld payment of approximately $1.6 million dollars. This amount has been recorded as a liability on

RREI’s financial statements. Ormat Nevada, LLC filed a claim of Lien against the Raft River project on September 25, 2008 for $1,646,484. Upon receipt of documentation for sales and use tax paid by Ormat to the State of Idaho, the Company paid Ormat $636,484 on November 3, 2008. The residual amount remains in dispute. The EPC contract provides for retention of funds until Ormat has completed their contractual obligations. Negotiations are underway to resolve the remaining issues, pay the amounts due and eliminate the lien.

NOTE 13 – JOINT VENTURES

Raft River Energy I LLC
Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At fiscal year end, the Company had contributed approximately $17.9 million in cash and property, and Raft River I Holdings has contributed approximately $34 million in cash. Raft River I Holdings, LLC is not required to contribute additional capital based upon the current agreement. The Company is obligated to provide contributions sufficient to complete a 10 megawatt power plant. As of September 30, 2008, the project is believed to be substantially funded. Profits and losses are allocated to the members based upon contributed capital levels. As profits are realized, the levels of capital will be returned to Raft River I Holdings, LLC.

Gerlach Geothermal LLC
In May 2008, the Company entered into an agreement with Gerlach Green Energy LLC of Nevada (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. The agreement establishes a limited liability company named Gerlach Geothermal LLC. The agreement provides for a 60 percent U.S. Geothermal ownership interest in the joint venture by a subsidiary of the Company and a 40 percent ownership interest by GGE, with the Company expending $2,000,000 toward the project, of which $300,000 is a property contribution in the form of a BLM geothermal lease. GGE has contributed one BLM geothermal lease and one private geothermal lease. These leases have all had previous work including geophysical studies and drilling. The combined property totals 3,615 acres (5.6 square miles) with 3,415 acres of BLM leases and 200 acres in a private property lease. The joint venture agreement gives GGE an option to maintain its 40 percent ownership interest as additional capital contributions are required. If GGE dilutes to below a 10 percent interest, their ownership position in the joint venture would be converted to a 10 percent net profits interest. The Company will serve as the manager for the joint venture’s development activities. As of September 30, 2008, this entity has not engaged in any financial transactions.

NOTE 14 – PRO FORMA FINANCIAL INFORMATION

With the acquisition of the assets at San Emidio effective May 1, 2008, we are required to report selected information for our consolidated statements of operations on a pro forma basis as if the San Emidio acquisition had been completed at the beginning of the periods being reported on. Selected line item information is as follows:

	For the three months ended,		For the six months ended,
	September 30, 2008		September 30, 2008
	2008	2007	2008	2007
Energy Sales	$529,383	$420,194	$939,835	$770,800
Plant Operations	$715,221	$700,057	$1,449,328	$1,330,526
Net Loss	$(1,595,476)	$(1,322,541)	$(3,582,827)	$(2,012,940)
Loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)
Weighted average per
share	62,011,753	60,021,855	61,011,601	56,633,260

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

The following discussion should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2008 and notes thereto included in this report.

U.S. Geothermal Inc. (the Company) is a Delaware corporation. The Company’s common shares began trading on the Toronto Stock Exchange (TSX) on October 1, 2007 and ceased trading on the TSX Venture Exchange on September 28, 2007. Our Company’s common shares trade symbol has been and continues to be “GTH”. From June 3, 2005 to April 15, 2008, the common stock of U.S. Geothermal Inc. was quoted on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. Effective April 14, 2008, the common stock of U.S. Geothermal Inc. began trading on the NYSE Alternext US, LLC (“NYSE”) under the trade symbol “HTM.”

During the quarter ended September 30, 2008, the Company was focused on:

1)	operation of the Unit I power plant at the Raft River, Idaho geothermal project (“Raft River Unit I”);
2)	evaluating the exploration well drilled at Neal Hot Springs in Oregon;
3)	integration and operation of the newly acquired San Emidio (formerly Empire) power plant in Nevada.
4)	acquisition of permits for exploration drill holes and the start of drilling of the first new exploration well at the San Emidio Project; and
5)	the evaluation of potential new geothermal project acquisitions.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the Company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, U.S. Geothermal elected to withdraw its Unit II and Unit III Idaho Power PPAs without submitting them to the Idaho Public Utility Commission (IPUC) for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit II and Unit III 10 megawatt contracts were voided without further obligation on either party. Raft River Unit I operated through the period at over 99 percent availability and generated 9.5 to

10.5 net megawatts during the three month period. One of the production wells, RRG-2, experienced a pump failure during July and was off line for 20 days, which reduced power generation during the repair period. The pump is back on line and operating at full capacity.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with U.S. Geothermal for the purchase of the electrical power output of Unit III. Subject to confirmation of sufficient geothermal resource by drilling, the power plant output from three units at Raft River would be 39 megawatts, instead of the maximum 30 megawatts under the previous Idaho Power PPA provisions.

Additional flow testing on well NHS-1 at Neal Hot Springs was conducted in July. Earlier flow tests were constrained by equipment capacity, which was repaired prior to the July test. Well NHS-1 flowed at a maximum artesian rate of 2,055 gallons per minute with a temperature of 286.5° F (141° C). The flowing temperature in the July test was 10 degrees higher than the initial test, which is significant. A productivity index, which is a measure of how much fluid a well is capable of producing, was calculated at 450 gallons per minute, per pound per square inch of pressure (450 gpm/psi). This PI is considered to be very high in the geothermal industry and it is expected that the well is capable of 5 to 6 megawatts of gross power generation.

Applications for four additional exploration wells have been made to the state of Oregon and are pending approval.

In May, we acquired an operating geothermal power plant with 3.6 megawatts of installed capacity along with approximately 28,358 acres (44.3 square miles) of geothermal energy leases and certain ground water rights for a total purchase price of $16.6 million. The assets are all located north of Reno, Nevada, and are comprised of two locations: the San Emidio assets and the Granite Creek assets.

The San Emidio project assets are located in the San Emidio Desert, Washoe County, Nevada and include an operating geothermal power plant, in conjunction with approximately 22,944 acres (35.9 square miles) of private and BLM geothermal leases, and ground water rights used in the cooling tower. A March 2008 resource assessment of the San Emidio geothermal leases by independent experts Susan Petty and Dennis Trexler of Black Mountain Technology shows a total resource potential of 44 megawatts with a 90% probability factor.

San Emidio is our second operating geothermal power plant and is operated by USG Nevada LLC, a wholly owned subsidiary of the Company. Power sales from the San Emidio plant averaged 3.1 megawatts in 2007. The Company has conducted a geophysical program and is drilling a new exploration well approximately 3,500 feet north of the existing production wells in an effort to increase the size of the proven geothermal resource.

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 megawatt Ormat Energy Converters, four production wells (two wells in use and two on stand by), and three injection wells. A cooling tower was added in 1998 to improve summer peak power generation.

The Granite Creek assets are comprised of three BLM geothermal leases totaling approximately 5,414 acres (8.5 square miles) located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser. A first stage geophysical program is planned for the site before year end.

In October 2008, Congress extended the federal production tax credit (PTC) for renewable energy power plants for all projects initiating commercial production prior to December 31, 2010. The PTC enhances the annual revenues of the projects by about 25 percent per year for the first 10 years.

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

Projects Under Development
			Target	Projected
			Development	Commercial	Anticipated
Project	Location	Ownership	(MW)	Operation Date(2)	Power Purchaser
San Emidio (Replacement)	Nevada	100	27	4th Quarter 2010	To be determined
Neal Hot Springs	Oregon	100	26	3rd Quarter 2011	Idaho Power
Raft River (Unit II)	Idaho	JV	13	2012/2013	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100	13	2013/2014	N/A

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	( °F)	(MW)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302(2)	94.0	4,500-6,000	Binary
San Emidio	35.8	289-305(2)	40.0	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347(3)	N/A	2,500-3,000	Binary

(1)	The resource assessment is based on 6.0 square miles. The remaining acreage was acquired subsequent to the GeothermEx report.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured by Teplow and MWH Geo-Surveys Inc with a geothermometer.

Operating Results

For the six months ended September 30, 2008, the Company reported a net loss of $3.4 million dollars ($0.06 loss per share) which represented an increase of $1.8 million dollar net loss as compared to the same period in 2007. Notable variances were incurred in corporate administration and development costs, salary costs, as well as professional and management fees. The operating results improved during the three months ended September 30, 2008, for the San Emidio, Nevada plant acquired in May of 2008.

Corporate Administrative and Development Costs
For the six months ended September 30, 2008, corporate and administrative costs increased $298,813 (263.2%) compared to the same period in 2007. The increase was primarily due to increased or new costs incurred for stock exchange filing fees for the NYSE, the Annual General Meeting and lease costs.

Professional and Management Fees
For the six months ended September 30, 2008, professional fees increased $162,204 (42.7%) as compared the same period in 2007. The increase in professional fees was reflective of the Company’s efforts to expand and develop the Company’s interests. These additional costs include, but are not limited to, the following items:

Audit fees related to the evaluation of compliance with the Sarbanes-Oxley Act,
Consulting fees for compliance with Sarbanes-Oxley Act,
Legal fees for:
major property acquisitions including of the San Emidio assets, private placement stock offering,
evaluation of new lease contracts,
formation of new business entities, and
compliance with SEC and other exchange requirements.

Professional and management fees were consistent with the prior quarter ended June 30, 2008.

Salary costs
For the six months ended September 30, 2008, the salary costs increased $465,159 (294.4%) as compared to the same period in 2007. There have not been notable changes in the number of employees or the Company’s pay scales. In 2007, the Company’s primary subsidiary was in a development stage, and directly involved efforts from some of the corporate office employees. After becoming operational in 2008, the amount of corporate office employee’s salary costs allocated to the project was significantly reduced. Total salary costs were consistent with the prior quarter ended June 30, 2008.

Gain/Loss on Investment in Subsidiary
The Company’s portion of the operating loss from its subsidiary increased $36,886 (32.5%) from the six months ended September 30, 2007 to 2008. Commercial operations began on January 3, 2008. The subsidiary continues to operate at a loss, while the Company continues the process of reducing costs and increasing output.

San Emido, Nevada Plant Energy Sales and Plant Operating Expenses
In the quarter ended June 30, 2008, the Company purchased a geothermal plant and geothermal water rights located in North Western Nevada. Energy sales and the related plant operating expenses began when the Company took over plant operations effective May 1, 2008. Significant repair and maintenance costs were incurred during the first months immediately following acquisition. For the first two months of operations, the plant’s net loss was $215,769, for the three months ended September 30, 2008, the plant’s net losses totaled $185,838. Repairs are substantially complete as of September 30, 2008.

Off Balance Sheet Arrangements

As of September 30, 2008, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2008 are adequate to fund our general operating activities through September 30, 2009. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. We anticipate that the additional funding may be raised through the issuance of shares and/or through the sale of ownership interest in tax credits and benefits.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended March 31, 2008 for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2008, the Company held investments of $5,258,013 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

Prior to April 1, 2007, the strike price for the Company’s stock option plan had been stated in Canadian dollars as the plan had been administered through our Vancouver office and Pacific Corporate Trust Company. This subjected the Company to foreign currency risk in addition to the normal market risks associated with the stock price fluctuations. A long-term liability has been established to reflect the fair value of the stock options payable. The strike price on subsequent option grants are stated in U.S. dollars.

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

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

Subsequent to March 31, 2008, our Board of Directors approved additional internal control policies intended to remediate the material weakness as described in our 10-K dated March 31, 2008. We started the process to develop and implement appropriate procedures to strengthen controls around stock option valuation. We implemented procedures to review and approve all quarterly historical stock prices and interest rates reported by our stock option plan administration software to validate that correct data was entered into the software. We believe that the newly implemented procedures adequately address the deficiency noted. We obtained further training in using our stock option plan administration software. Other than the changes related to the stock option valuation processes and procedures, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended September 30, 2008.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (Ormat) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of September 30, 2008, Company management does not believe that all specifications have been met, and has withheld payment of approximately $1.6 million dollars. This amount has been recorded as a liability on RREI’s financial statements. Ormat Nevada, LLC filed a claim of Lien against the Raft River project on September 25, 2008 for $1,646,484. Upon receipt of documentation for sales and use tax paid by Ormat to the State of Idaho, the Company paid Ormat $636,484 on November 3, 2008. The residual amount remains in dispute. The EPC contract provides for retention of funds until Ormat has completed their contractual obligations. Negotiations are underway to resolve the remaining issues, pay the amounts due and eliminate the lien.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2008.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on August 21, 2008, there were present in person or by proxy the holders of 40,199,852 (64.83%) shares of Common Stock of U.S. Geothermal Inc. thereby constituting a quorum. The following are the matters approved and the voting results:

	Number of Shares
	Voted For	Voted Against	Abstain
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

Douglas Glaspey	38,677,542	-	1,522,310
Daniel Kunz	38,672,983	-	1,526,869
Paul Larkin	38,518,095	-	1,681,757
Leland Mink	38,564,752	-	1,635,100
John Walker	38,562,863	-	1,636,989

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
2. To ratify the selection of independent registered public accounting firm.	39,721,684	259,110	219,058	-
3. To increase the authorized shares of common stock to 250,000,000.	33,022,932	6,967,331	209,589	-

Item 5 - Other Information

None.

Item 6 - Exhibits And Reports

See the exhibits index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: November 10, 2008
	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description
3.1	Articles of Incorporation, as amended August 26, 2008. Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.)
3.1.1	(Incorporated by reference to exhibit 3.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.1.2

Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of U.S. Geothermal Inc. as filed on August 26, 2008. (Incorporated by reference to exhibit 3.1 to the registrant's Form 8-K as filed on August 27, 2008)

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