Form 10-Q
period 2008-12-31
US GEOTHERMAL INC
filed 2009-02-09
CIK 1172136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-117287

U.S. GEOTHERMAL INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	84-1472231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1505 Tyrell Lane Boise, Idaho (Address of Principal Executive Offices)	83706 (Zip Code)

208-424-1027

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒           Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2008, are as follows:

Class of Securities	Shares Outstanding as of January 31, 2008
Common Stock, par value $0.001 per share	62,033,887

U.S. Geothermal Inc.

Form 10-Q

For the Third Quarter Ended December 31, 2008

INDEX

PART I – Financial Information

Item 1 - Financial Statements (Unaudited)		5
Interim Consolidated Balance Sheets - December 31, 2008 and March 31, 2008		6
Interim Consolidated Statements of Operations – Three Months and Nine Months
	Ended December 31, 2008 and December 31, 2007	7
Interim Consolidated Statements of Cash Flow – Nine Months Ended
	December 31, 2008 and December 31, 2007	8
Interim Consolidated Statement of Stockholders' Equity – Year Ended
	March 31, 2008 and Nine Months Ended December 31, 2008	9
Notes to Interim Consolidated Financial Statements		10

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations
-	General Background and Discussion	27
-	Operating Results	30
-	Off Balance Sheet Arrangements	31
-	Liquidity and Capital Resources	31
-	Potential Acquisitions	32
-	Critical Accounting Policies	32

Item 3 – Quantitative and Qualitative Disclosures about Market Risk		33
Item 4 - Controls and Procedures		34

PART II – Other Information

Item 1 - Legal Proceedings		35

Item 1A - Risk Factors		35

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds		35

Item 3 - Defaults Upon Senior Securities		35

Item 4 - Submission of Matters to a Vote of Security Holders		36

Item 5 - Other Information		36

Item 6 - Exhibits and Reports		36

3

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company's 10-K for the year ended, March 31, 2008. The results of operations for the nine months ended December 31, 2008 and December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2009.

U.S. GEOTHERMAL INC.
________

Consolidated Financial Statements
December 31, 2008

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	December 31,	March 31,
	2008	2008

ASSETS

Current:
Cash and cash equivalents	$4,097,385	$4,877,252
Restricted cash (note 4)	485,000	285,000
Receivable from subsidiary	195,098	205,033
Accounts receivable, trade	122,081	-
Other current assets	450,317	85,466
Total current assets	5,349,881	5,452,751
Deposit on property acquisition (note 3)	-	11,310,686
Investment in equity securities	88,515	-
Investment in subsidiary (note 2)	17,604,371	16,745,481
Property, plant and equipment, net of
accumulated depreciation (note 5)	13,202,891	3,808,786
Intangible assets, net of accumulated amortization (note 6)	16,243,945	3,049,229
Total assets	$52,489,603	$40,366,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$301,829	$485,783
Related party accounts payable	23,458	9,218
Current portion of capital lease obligation	10,800	-
Total current liabilities	336,087	495,001
Long-term Liabilities:
Capital lease obligation, less current portion	41,781	-
Stock compensation payable	1,988,652	1,975,672
Total liabilities	2,366,520	2,470,673

Commitments and Contingencies	-	-

MINORITY INTEREST (note 14)	694,952	-
STOCKHOLDERS' EQUITY
Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
55,339,253 shares at March 31, 2008 and
62,033,887 shares at December 31, 2008	62,034	55,339
Additional paid-in capital	64,411,221	48,532,730
Accumulated deficit	(15,045,124)	(10,691,809)
Total stockholders' equity	49,428,131	37,896,260
Total liabilities and stockholders' equity	$52,489,603	$40,366,933

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Operating Revenues:
Energy sales	$317,256	$-	$1,120,274	$-
Energy credit sales	19,609		19,609
Land, water, and mineral rights lease	25,434	-	70,434	-
Management fees	62,500	-	187,500	-
Total operating revenues	424,799	-	1,397,817	-

Operating Expenses:
Loss (gain) from investment in
subsidiary	(146,900)	(21,516)	3,295	91,794
Consulting fees	28,637	36,352	106,288	67,492
Corporate admin and development	91,759	91,709	504,076	200,929
Professional and management fees	170,846	361,447	712,733	745,416
Salaries and wages	273,022	89,228	896,160	247,207
Stock based compensation	325,908	470,368	1,386,558	1,499,958
Travel and promotion	91,420	75,604	462,552	319,304
Plant operations	484,131	-	1,688,757	-
Lease and equipment repair	9,806	-	123,974	-
Total operating expenses	1,328,629	1,103,192	5,884,393	3,172,100

Loss from Operations	(903,830)	(1,103,192)	(4,486,576)	(3,172,100)

Other Income (Loss):
Foreign exchange gain (loss)	(3,774)	36,286	(7,301)	111,554
Other income (loss)	407	(3,051)	407	7,000
Interest income	28,824	263,463	140,155	793,838
Total other income	25,457	296,698	133,261	912,392

Net Loss	$(878,373)	$(806,494)	$(4,353,315)	$(2,259,708)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.07)	$(0.04)

Weighted Average Number of Shares
Outstanding for Basic and Diluted	62,028,113	54,531,350	61,356,562	51,489,830
Calculations

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Nine Months Ended December 31,
	2008	2007

Operating Activities:
Net loss	$(4,353,315)	$(2,259,708)
Add non-cash items:
Depreciation and amortization	625,487	36,437
Loss of operations of subsidiary	3,295	91,794
Gain on disposal of equipment	-	12,375
Stock based compensation	1,386,558	1,499,958
Change in non-cash working capital items:
Accounts receivable	(112,146)	58,661
Accounts payable and accrued liabilities	(18,319)	40,586
Prepaid expenses and other assets	(364,851)	(102,018)
Total cash used by operating activities	(2,833,291)	(621,915)

Investing Activities:
Purchases of property, equipment and intangible assets	(21,834,301)	(2,799,760)
Cash released from (restricted by) external restrictions	(200,000)	4,674,400
Cash released from escrow for property acquisition	11,310,686	-
Investment in subsidiaries and equity securities	(950,700)	(7,937,000)
Total cash provided (used) by investing activities	(11,674,315)	(6,062,360)

Financing Activities:
Principal payments on capital lease obligation	(869)	-
Issuance of share capital, net of share issue cost	13,728,608	20,286,777
Total cash provided by financing activities	13,727,739	20,286,777

Increase (Decrease) in Cash and Cash Equivalents	(779,867)	13,602,502

Cash and Cash Equivalents, Beginning of Period	4,877,252	6,759,161

Cash and Cash Equivalents, End of Period	$4,097,385	$20,361,663

Supplemental Disclosure:
Non-cash investing and financing activities:
Amendment to geothermal lease with common stock	$783,000	$-
Purchase of equipment with capital lease obligation	53,450	-
Contribution of geothermal rights by minority interest	697,000	-
Purchase of property and equipment on account	153,443	(1,313,767)

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended March 31, 2008 and the Nine Months Ended December 31, 2008
(Stated in U.S. Dollars)

	NUMBER		ADDITIONAL
	OF	COMMON	PAID-IN	ACCUMULATED
	SHARES	SHARES	CAPITAL	DEFICIT	TOTAL

Balance at April 1, 2007	43,810,512	$43,811	$25,781,832	$(7,142,623)	$18,683,020

Capital stock issued as result of a private placement closed June
5, 2007, net of issuance costs	9,090,900	9,091	17,757,681	-	17,766,772
Shares issued for stock options and warrants exercised	2,437,841	2,437	4,255,203	-	4,257,640
Stock compensation liability	-	-	738,014	-	738,014
Net loss for the period	-	-	-	(3,549,186)	(3,549,186)
Balance, March 31, 2008	55,339,253	55,339	48,532,730	(10,691,809)	37,896,260

Capital stock issued as result of a private placement closed April
28, 2008, net of issuance costs	6,382,500	6,383	13,711,784	-	13,718,167
Capital stock issued for amendment to royalty agreement with
the Kosmos Company	290,000	290	782,710	-	783,000
Shares issued for stock options and warrants exercised	22,134	22	10,418		10,440
Stock compensation liability	-	-	1,373,579	-	1,373,579
Net loss for the period – unaudited	-	-	-	(4,353,315)	(4,353,315)

Balance at December 31, 2008 – unaudited	62,033,887	$62,034	$64,411,221	$(15,045,124)	$49,428,131

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2008
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

When U.S. Cobalt Inc. ("GTH" or the "Company") completed a reverse take-over on December 19, 2003, the former stockholders of U.S. Geothermal Inc. ("GEO – Idaho") a company incorporated on February 26, 2002 in the State of Idaho, U.S.A. acquired control of GTH. In connection with the transaction, U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the rollback of common stock.

The Company was created to acquire property, construct power plants, and manage the operations of those plants that utilize geothermal resources to produce energy. The Company's operations have been, primarily, focused in the Western United States of America.

All references to "dollars" or "$" are to United States dollars and all references to $ CDN are to Canadian dollars.

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, so long as such omissions do not render the financial statements misleading. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Raft River Energy I LLC, previously a 100% owned subsidiary, was consolidated through July 2006, after which the entity is recorded under the equity method. See Consolidation of Variable Interest Entities in Note 2 for further discussion.

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity it recognizes a minority interest. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the minority's interest. The statements of operations will consolidate the subsidiary's full operations, and will separately disclose the elimination of the minority's allocation of profits and losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company's management:

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's consolidated financial position and consolidated results of operations.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers' financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2008, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company's cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, a money market account, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho, and in a commercial bank in Vancouver, British Columbia. The accounts in Idaho are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Canadian dollar accounts in British Columbia are guaranteed by the Canadian Deposit Insurance Corporation ("CDIC") up to $100,000 Canadian (approximately $122,275 in U.S. dollars at December 31, 2008). At December 31, 2008, the Company held deposits that exceeded the FDIC insured amount by approximately $490,877 and did not exceed the CDIC insured amount. The money market funds totaled $3,643,680, and are not subject to deposit insurance.

Consolidation of Variable Interest Entities

The Company has a significant interest in Raft River Energy I, LLC ("RREI"), which has been determined to be a variable interest entity as defined by FASB Interpretation No. 46(R) ("FIN 46(R)"). RREI's purpose is to hold the financial interests of the first phase of the Raft River project for the construction of a geothermal power plant.

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

As of December 31, 2008, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100. As a result, Raft River Holdings, LLC has been designated the primary beneficiary.

For periods prior to August 2006, the Company was the 100% owner of RREI and consolidated the loss. For the period August 2006 to September 2008, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the monthly capital contribution ratio, which averaged 34.46% for the nine months ended December 31, 2008.

RREI's latest financial information is summarized as follows:

	(Unaudited)	(Audited)	(Audited)
	As of	As of	As of
	November 28,	November 30,	November 24,
	2008	2007	2006

Total current assets	$1,994,238	$234,382	$3,417,793
Property and equipment	50,016,779	50,055,675	18,618,764
	$52,011,017	$50,290,057	$22,036,557

Total liabilities	$1,434,413	$4,252,786	$3,360,052
Total members' equity	50,576,604	46,037,271	18,676,505
	$52,011,017	$50,290,057	$22,036,557

	Fiscal Year	Fiscal Year	August 18,
	Ended	Ended	2005 to
	November 28,	November 30,	November 24,
	2008	2007	2006

Operating revenues	$4,880,303	$96,743	$-
Operating loss	(380,958)	(929,615)	(245,879)
Net loss	(448,593)	(834,234)	(237,309)

U.S. Geothermal Inc., portion of net loss	$(156,060)	$(161,092)	$(100,394)

RREI began commercial operations on January 3, 2008. Due to start up issues, RREI experienced an operating loss for the fiscal year ended November 28, 2008. RREI reported net income of $426,339 for the last three months ended December 26, 2008.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of December 31, 2008.

Stock Options Granted to Employees and Non-employees

For stock-based compensation, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all options is eighteen months.

For non-employee stock-based compensation, the Company adopted EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees." Non-employee stock options have been granted, at the Board of Director's discretion, to select vendors as a bonus for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2008 and March 31, 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, trade account and other receivables, refundable tax credits, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Refundable tax credit is comprised of Goods and Services Tax ("GST") which is refundable from the Government of Canada and is included in other current assets.

The Company's functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the balance sheet date. Resulting gains and losses are generally included in determining net income for the period in which exchange rates change.

Foreign Operations

The accompanying balance sheet contains certain recorded Company assets (principally cash) in a foreign country (Canada). Although Canada is considered economically stable, it is always possible that unanticipated events in Canada could disrupt the Company's operations.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of such an asset.

At December 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,388,440 (March 31, 2008 - $2,354,160) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2008.

The significant components of the deferred tax asset at December 31, 2008 and March 31, 2008 were as follows:

	December 31,	March 31,
	2008	2008
Estimated net operating loss carry forward	$9,966,000	$6,924,000

Deferred tax asset	$3,388,440	$2,354,160
Deferred tax asset valuation allowance	(3,388,440)	(2,354,160)
Net deferred tax asset	$-	$-

At December 31, 2008, the Company has net operating loss carry forwards of approximately $9,966,000 ($6,924,000 in March 31, 2008), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2008 to December 31, 2008 was $1,034,280.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the nine months ended December 31, 2008, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho. The Company will be required to file state income tax returns in the State of Oregon in future years. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2008, 2007, 2006 and 2005 which could be subject to agency examinations as of March 31, 2008. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with the principles defined in Financial Accounting Standards No. 157, Fair Value Measurements.

Revenue

Revenue Recognition

The energy sales revenue is recognized when the power is produced and delivered to the customer under the terms defined in the Power Purchase Agreements ("PPA"). Management fee income is recognized when the services have been provided. Royalties and Lease revenues are recognized as the resource has been utilized and other contractual obligations have been met. Revenues from energy credits sales are recognized when the Company has met the terms of certain energy sales agreements with a financially capable buyer and has met the applicable governing regulations.

Revenue Source

All of the Company's direct and indirect operating revenues originate from energy production from its interests in geothermal power plants located in the states of Idaho and Nevada. All of the management fees and royalty revenues are earned from its subsidiary located in South Eastern Idaho. All of the power sales are earned from a power plant located in North Western Nevada.

Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

During May 2008, the FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles No. 162 ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of any standards to have a direct material impact on its financial position or results of operations.

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

NOTE 4 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	December	March 31,
State Agency	31, 2008	2008

Idaho Department of Water Resources, Geothermal
Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide
Drilling Bond	50,000	-
Bureau of Land Management, Geothermal Lease Bonds	150,000	-
Oregon Department of Geology and Mineral Industries,
Mineral Land and Reclamation Program	25,000	25,000

	$485,000	$285,000

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

No significant property acquisitions were made during the three months ended December 31, 2008. During the quarter, costs were incurred at San Emidio, Nevada for well drilling activities and a transmission line study which amounted to over $567,000 and $62,000; respectively. As described in note 14, the Company contributed $300,000 in geothermal and mineral rights to a newly formed company, and the other partner contributed $697,000 in geothermal leases and mineral rights.

During the three months ended September 30, 2008, the Company began drilling activities on a well at San Emidio, Nevada that totaled over $1.9 million dollars. The San Emidio well project was still under construction at December 31, 2008.

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

Property, plant and equipment categories are summarized as follows:

	Balance at
	December 31,	Balance at
	2008	March 31, 2008

Land	$384,000	$384,000
Power production plant	1,284,446	-
Wells	3,617,312	-
Furniture and equipment	702,834	402,660
	5,988,592	786,660
Less: accumulated depreciation	(515,783)	(73,980)
	5,472,809	712,680
Construction in progress	7,730,082	3,096,106

	$13,202,891	$3,808,786

The construction in progress consists of development activities at Raft River Unit 2, Idaho, Neal Hot Springs, Oregon and San Emidio, Nevada.

Depreciation expense was charged to operations for the following periods:

	December 31,	December 31,
	2008	2007

Three months ended	$156,060	$20,691
Nine months ended	$414,803	$36,437

NOTE 6 – INTANGIBLE ASSETS

During the nine months ended December 31, 2008, the Company acquired 28,358 acres of geothermal energy leases and certain ground water rights from Empire Geothermal Power LLC and Michael B. Stewart for approximately $12.1 million dollars. These geothermal energy leases and ground water rights are all located north of Reno, Nevada. Intangible assets are summarized as follows:

	Balance at	Balance at
	December 31, 2008	March 31, 2008

Surface water rights	$4,766,003	$1,146,003
Geothermal and mineral rights	11,661,626	1,903,226
	16,427,629	3,049,229
Less: accumulated amortization	(183,684)	-

	$16,243,945	$3,049,229

NOTE 7 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contact includes a purchase of option of $5,345 the end of the lease term scheduled for November 2012. The schedule of minimum lease payments is as follows:

Period Ended December 31,	Principal	Interest	Totals

2009	$10,800	$3,516	$14,316
2010	11,624	2,692	14,316
2011	12,511	1,805	14,316
2012	12,301	822	13,123
	$47,236	$8,835	$56,071

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended December 31, 2008, the Company issued 22,134 common shares to an officer of the Company upon exercise of stock options at a strike price of $0.60 CDN.

During the quarter ended June 30, 2008, the Company entered into an agreement with a Canadian investment dealer, in which an underwriter agreed to purchase 4,260,000 units of the Company's equity interests. Each unit comprised one common share of the Company's stock and one half of one common share purchase warrant. The initial offering, completed on April 28, 2008, generated gross proceeds $10,011,000 CDN (approximately $10,154,458) at a price of $2.35 CDN per share. Each warrant will entitle the holder the right to acquire one additional common share of the Company for a period of 24 months following the closing of the offering for $3.00 per share. In addition, the Underwriters exercised their option to purchase an additional 2,122,500 units at the issue price of the offering, resulting in the issuance of a total of 6,382,500 units for aggregate gross proceeds of approximately $15 million CDN.

During the quarter ended June 30, 2008, the Company issued 290,000 common shares at a price of $2.70 per share to the Kosmos Company in exchange for a favorable amendment to the existing royalty agreement. The royalty agreement is applicable to the operations of the newly acquired San Emidio plant.

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

During the quarter ended December 31, 2007, the Company issued 235,833 common shares to officers, employees and consultants upon exercise of stock options at strike prices ranging from $0.60 CDN to $1.40 CDN (average $1.03) .

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock option plan (the "Stock Option Plan") for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Option Plan is a 10% rolling plan approved by shareholders in September 2006, whereby the Company can grant options to the extent of 10% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2008, the Company can issue stock option grants totaling up to 6,201,175 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At December 31, 2008, the Company had 4,427,744 options granted and outstanding.

During the quarter ended September 30, 2008, the Company granted 95,000 stock options to employees exercisable at a price of $1.78 until August 9, 2013.

During the quarter ended June 30, 2008, the Company granted 1,505,000 stock options to consultants and employees exercisable at a price of $2.22 until May 19, 2013.

During the quarter ended December 31, 2007, the Company granted 775,000 stock options to consultants and employees exercisable at a price of $2.41 until January 22, 2012.

The following table reflects the summary of stock options outstanding at March 31, 2007 and changes during the year ended March 31, 2008 and the nine months ended December 31, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Fair	Intrinsic
	shares under	Price Per	Value	Value
	options	Share	(US)	(US)

Balance outstanding, March 31, 2007	2,936,128	$0.96 CDN	$0.82	$2,402,951

Forfeited	(5,000)	1.00 CDN	0.80	(4,000)
Exercised	(806,250)	0.83 CDN	0.63	(511,494)
Granted	775,000	2.41	1.95	1,513,964
Balance outstanding, March 31, 2008	2,899,878	1.35 CDN	1.17	3,401,421
Forfeited	(50,000)	2.41	1.95	(97,500)
Exercised	(22,134)	0.60 CDN	0.28	(6,093)
Granted	1,600,000	2.19	1.22	1,952,000
Balance outstanding, December 31,
2008	4,427,744	$1.65	$1.19	$5,249,828

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option volatility within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan. The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2008	2008

Dividend yield	0	0
Expected volatility	71-73%	77-140%
Risk free interest rate	1.74-2.23%	1.74-5.10%
Expected life (years)	3.24	3.18

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options.

The following table summarizes information about the stock options outstanding at December 31, 2008:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$0.60 CDN	188,494	0.03	188,494
0.72 CDN	67,500	0.83	67,500
0.85 CDN	20,000	2.25	20,000
0.90 CDN	182,500	0.83	182,500
1.00 CDN	1,423,000	2.25	1,423,000
1.15 CDN	78,750	2.58	78,750
1.40 CDN	157,500	3.08	157,500
2.41	710,000	3.58	532,500
2.22	1,505,000	4.37	752,500
1.78	95,000	4.73	23,750

$1.65	4,427,744	3.10	3,426,494

The following table summarizes information about the stock options outstanding at March 31, 2008:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE

$0.60 CDN	210,628	0.83	210,628
0.72 CDN	67,500	1.58	67,500
0.85 CDN	20,000	3.00	20,000
0.90 CDN	182,500	1.58	182,500
1.00 CDN	1,423,000	3.00	1,423,000
1.15 CDN	78,750	3.33	78,750
1.40 CDN	157,500	3.83	118,125
2.41	760,000	4.33	380,000

$1.35 CDN	2,899,878	3.12	2,480,503

A summary of the status of the Company's nonvested stock options outstanding at March 31, 2007 and changes during the fiscal year ended March 31, 2008 and the nine months ended December 31, 2008 are presented as follows:

		Weighted		Weighted
		Average Grant		Average
	Number of	Date Fair Value		Grant Date
	Options	Per Share		Fair Value

Nonvested, March 31, 2007	1,071,500	$0.96	CDN	$0.82

Granted	775,000	2.41		1.54
Vested	(1,422,125)	2.15		1.37
Forfeited	(5,000)	1.00	CDN	0.80
Nonvested, March 31, 2008	419,375	1.12	CDN	1.43
Granted	1,600,000	2.19		1.22
Vested	(968,125)	2.25		1.26
Forfeited	(50,000)	2.41		0.71
Nonvested, December 31, 2008	1,001,250	$2.22		$1.36

As of December 31, 2008, there was $774,365 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested at December 31, 2008 and at March 31, 2008 was $1,386,558 and $1,903,635; respectively.

Stock Purchase Warrants

During the quarter ended December 31, 2008, 295,454 broker warrants at an exercise price of $2.08 expired without exercise.

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

NOTE 10 – FAIR VALUE MEASUREMENT

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

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company's needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table discloses by level within the fair value hierarchy the Company's assets and liabilities measured and reported on the Consolidated Balance Sheet as of December 31, 2008 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$3,643,680	$3,643,680	$-	$-
Investment in equity securities	88,515	-	-	88,515
	$3,732,195	$3,643,680	$-	$88,515

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

NOTE 11 - RELATED PARTY TRANSACTIONS

At December 31, 2008 and March 31, 2008, the amounts of $23,458 and $9,218, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company's subsidiary Raft River Energy I, LLC owed the Company $195,098 and $205,033 at December 31, 2008 and March 31, 2008; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. During the nine months ended December 31, 2008 and the year ended March 31, 2008, the Company received the following revenues from RREI:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2008	2008

Management fees	$187,500	$62,500
Lease and royalties	70,433	121,742

	$257,933	$184,242

The Company incurred the following transactions with directors, officers and a company with a common director:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2008	2008

Administrative services	$-	$20,563
Director fees	45,000	23,250
Consulting fees	4,875	24,000
	$49,875	$67,813

NOTE 12 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The material difference in respect to these financial statements between U.S. GAAP and Canadian GAAP is reflected in the recording of Property, Plant and Equipment. Under Canadian GAAP, development and exploration costs associated with the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) were recorded as a capital asset. Under U.S. GAAP, these amounts are expensed.

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

		Canadian
	U.S. GAAP	GAAP	U.S. GAAP	Canadian
Consolidated Balance	December 31,	December 31,	March 31,	GAAP March
Sheets	2008	2008	2008	31, 2008
Plant, Property and
Equipment	$29,446,836	$29,887,447	$6,858,015	$7,298,626
Total Assets	52,489,603	52,930,214	40,366,933	40,807,544
Stockholders' Equity	49,428,131	49,868,742	37,896,260	38,336,871
Total Liabilities and
Stockholders' Equity	$52,489,603	$52,930,214	$40,366,933	$40,807,544

	U.S. GAAP	Canadian	U.S. GAAP	Canadian
Consolidated Statements	Nine Months	GAAP Nine	Year ended	GAAP Year
of Operations and	Ended	Months Ended	March 31,	ended March
Comprehensive Loss	December 31,	December 31,	2008	31, 2008
	2008	2008
Loss from Operations	$(4,486,576)	$(4,486,576)	$(4,433,035)	$(4,433,035)
Net Loss	$(4,353,315)	$(4,353,315)	$(3,549,186)	$(3,549,186)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The Company incurred total lease expenses for nine months ended December 31, 2008 and the year ended March 31, 2008, totaled $100,128 and $49,975, respectively.

BLM Lease Agreements

Idaho

On August 1, 2007, the Company signed a geothermal resources lease agreement with the United States Department of the Interior Bureau of Land Management ("BLM"). The contract requires an annual payment of $3,502 including processing fees. The primary term of the agreement is 10 years. After the primary term, the Company has the right to extend the contract. BLM has the right to terminate the contract upon written notice if the Company does not comply with the terms of the agreement.

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

Gerlach

The Gerlach Geothermal LLC assets are comprised of two BLM geothermal leases and one private lease totaling 3,615 acres. Both BLM leases have a royalty rate is based upon 10% of the value of the resource at the wellhead. The amounts are calculated according to a formula established by Minerals Management Service ("MMS"). One of the two BLM leases has a second royalty commitment to a third party of 4% of gross revenue for power generation and 5% for direct use based on BTUs consumed at a set comparable price of $7.00 per million BTU of natural gas. The private lease has a 10 year primary term and would receive a royalty of 3% gross revenue for the first 10 years and 4% thereafter.

Granite Creek

The Company has three geothermal lease contracts with the BLM for the Granite Creek properties. The lease contracts are for approximately 5,414 acres of land and geothermal water rights located in North Western Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years if the BLM does not need the land for any other purpose and the lessee is maintaining production at commercial quantities. The leases state annual lease payments of $5,414, not including processing fees, and expire October 31, 2012.

Office Lease

The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month.

The following is the total contracted lease obligations for the next five fiscal years:

Year Ending
March 31,	Amount

2009	$ 143,376
2010	143,377
2011	134,258
2012	74,713
2013	49,103
Thereafter	145,390

Power Purchase Agreements

The Company has signed a power purchase agreement with Idaho Power Company for sale of power generated from its subsidiary Raft River Energy I, LLC. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the phase two plants to other purchasers. These agreements will govern the operational revenues for the initial phases of the Company's operating activities.

The Company signed a power purchase agreement on March 12, 2008 with Eugene Water and Electric Board for the planned phase two power plant at Raft River, Idaho. The agreement allows for variable output up to a maximum of 16 megawatts with a term of 25 years. The agreement is subject to successful drilling and resource development.

As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition ("Empire Acquisition"), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract has a stated expected output of 3,250 kilowatts maximum per hour and extends through 2017. All power produced will be purchased and there are no penalties for not meeting or exceeding expected output levels.

Construction Contract

On December 5, 2005, the Company signed a contract (the "Ormat EPC Agreement") with Ormat Nevada, Inc. ("Ormat") for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of December 31, 2008, the Company retains $75,000 for release to Ormat upon Ormat's completion of certain punch list items, namely, the repairs to the grounding grid and the reduction of the oversplash of water in the cooling tower. As a result of negotiations, Ormat issued a credit of $200,000 against an outstanding invoice.

The Company paid the net amount due less the $200,000 and $75,000 retainage to secure release of a lien on the project filed by Ormat.

NOTE 14 – JOINT VENTURES

Raft River Energy I LLC

Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At fiscal year end, the Company had contributed approximately $17.9 million in cash and property, and Raft River I Holdings, LLC has contributed approximately $34 million in cash. Profits and losses are allocated to the members based upon contributed capital levels. For income tax purposes, Raft River I Holdings, LLC will receive a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which will be distributed 99% to Raft River I Holdings, LLC and 1% to the Company during the first 10 years of production. During the initial years of operations Raft River I Holdings, LLC will receive a larger allocation of cash distributions.

Gerlach Geothermal LLC

On April 28, 2008, the Company formed Gerlach Geothermal, LLC ("Gerlach") with our partner, Gerlach Green Energy, LLC ("GGE"). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members' agreement, the company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. During the quarter end December 31, 2008, the Company contributed $746,000 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE contributed $697,000 of geothermal lease, mineral rights and exploration data.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current minority interest of GGE. The full results of Gerlach's operations will be reflected in the statement of operations with the elimination of the minority's interest identified. For the nine months ended December 31, 2008, Gerlach's operations were not significant.

NOTE 15 – PRO FORMA FINANCIAL INFORMATION

With the acquisition of the assets at San Emidio effective May 1, 2008, we are required to report selected information for our consolidated statements of operations on a pro forma basis as if the San Emidio acquisition had been completed at the beginning of the periods being reported on. Selected line item information is as follows:

	For the three months ended,		For the nine months ended,
	December 31,		December 31,
	2008	2007	2008	2007
Energy Sales	$317,256	$542,055	$1,260,308	$1,234,552
Plant Operations	$484,131	$812,493	$1,899,852	$1,850,486
Net Loss	$(146,858)	$(207,223)	$(639,543)	$(471,958)
Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares	62,028,113	54,531,350	62,033,887	51,489,830

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical facts, the statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. Forward-looking statements may be identified by words such as "may", "should", "anticipates", "expects", "believes", "plans", "predicts" and similar terms. These forward-looking statements include, but are not limited to, statements concerning our strategy, operating forecasts, and our working capital requirements and availability. Forward-looking statements are not guarantees of future performance, and are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled "Risk Factors" included in our Annual Report on Form 10-K for the year ended March 31, 2008 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

The U.S. dollar is the Company's functional currency; however some transactions involved the Canadian dollar. All references to "dollars" or "$" are to United States dollars and all references to $ CDN are to Canadian dollars.

General Background and Discussion

The following discussion should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2008 and notes thereto included in this report.

U.S. Geothermal Inc. ("the Company") is a Delaware corporation. The Company's common shares began trading on the Toronto Stock Exchange ("TSX") on October 1, 2007 and ceased trading on the TSX Venture Exchange on September 28, 2007. Our Company's common shares trading symbol has been and continues to be "GTH" in Canada. From June 3, 2005 to April 15, 2008, the common stock of U.S. Geothermal Inc. was quoted on the Over-The-Counter Bulletin Board under the trading symbol "UGTH". Effective April 14, 2008, the common stock of U.S. Geothermal Inc. began trading on the NYSE Alternext US, LLC ("NYSE") under the trade symbol "HTM."

During the quarter ended December 31, 2008, the Company was focused on:

1)	operation of the Unit I power plant at the Raft River, Idaho geothermal project ("Raft River Unit I");

2)	evaluating flow test results from exploration well NHS-1, and planning drilling and field development drilled at Neal Hot Springs in Oregon;

3)	integration and operation of the newly acquired San Emidio (formerly Empire) power plant in Nevada, and planning for repowering the existing plant;

4)	acquisition of permits for exploration drill holes and drilling the first new exploration well at the San Emidio Project; and

5)	the evaluation of potential new geothermal project acquisitions.

With carbon regulation widely anticipated to increase the cost of power sourced from coal, and limited opportunities to purchase baseload geothermal power, the Company has found that utilities across the Western United States have been eager to discuss power purchases from the Raft River geothermal resource. As a result of the increased interest, the Company elected to withdraw its Unit II and Unit III Idaho Power PPAs without submitting them to the Idaho Public Utility Commission ("IPUC") for approval in order to pursue larger capacity PPAs with other utilities. With the concurrence of Idaho Power, the Unit II and Unit III 10 megawatt contracts were voided without further obligation on either party.

In addition, the strong regional interest in geothermal power has resulted in several utilities from California to Washington entering into discussions with the Company for the purchase of the electrical power output of Unit III. Subject to confirmation of sufficient geothermal resource by drilling, the power plant output from three units at Raft River would be 39 megawatts, instead of the maximum 30 megawatts under the previous Idaho Power PPA provisions.

Raft River Unit I operated through the period at over 99 percent availability and generated 9.9 to 11.6 net megawatts during the three month period. A reverse osmosis ("RO") water filter was installed in December to improve the quality of the water being used in the cooling tower and power plant condensers. The RO filter is expected to significantly reduce chloride levels and operating costs for chemical consumption in the cooling tower.

Subsequent to the end of the quarter, in early January 2009, production well RRG-7 underwent a temperature decline that has reduced the inlet fluid temperature to the power plant by approximately 4 degrees fahrenheit. At the same time of the temperature change, fluid flow increased. Power generation has been impacted by 200 t0 300 kilowatts. The well is being studied and will be inspected during a scheduled plant outage scheduled for late early spring of this year.

At our Neal Hot Springs project, an infill geophysical program was carried out to increase the density of data to highlight suspected geologic targets and structures. Applications for four additional exploration wells to further delineate the geothermal resource with production and injection targets have been made to the state of Oregon and are pending approval. All of the Federal Energy Regulatory Commission ("FERC") mandated transmission studies have been completed by the Idaho Power Company. An interconnection agreement is being negotiated and it is expected that it will be signed in the first quarter of 2009.

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 megawatt Ormat Energy Converters, five production wells (two wells in use and three on stand by), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation.

Power sales from the San Emidio plant for 2008 averaged 2.3 megawatts. The plant underwent a planned, 6 day maintenance shut down in November to address a number of maintenance issues, including a major cleaning of the cooling tower and cooling tower basin, aligning turbines and gear boxes on OECs and cooling tower, repairing leaking condenser tubes and replace turbine seals. The San Emidio equipment is outdated and has low efficiency compared to current power plant technology.

The Company drilled a new exploration well, SE-2, approximately 3,500 feet north of the existing production wells. Well SE-2 was drilled to a depth of 3,200 feet and intersected one of the range front faults, but did not encounter commercial levels of permeability. The drilling of a second, deviated leg out of the SE-2 wellbore to target another potential production zone is being considered once drilling operations continue. Drilling operations were suspended in response to the deterioration of the capital markets.

A System Feasibility Study was initiated with Sierra Pacific Power Corporation to begin the FERC mandated transmission study process. The study will examine several transmission routes and study the cost of upgrading the existing transmission line.

The Granite Creek assets are comprised of three BLM geothermal leases totaling approximately 5,414 acres (8.5 square miles) located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser. A first stage gravity geophysical program was completed and will be used to evaluate the resource potential, and help determine where to drill temperature-gradient exploration wells.

In October 2008, Congress extended the federal production tax credit ("PTC") for renewable energy power plants for all projects initiating commercial production prior to December 31, 2010. The PTC enhances the annual revenues of the projects by about 25 percent per year for the first 10 years.

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

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I ("Unit I"). Construction of Unit I required substantial capital, and partnering with a co-venturer allowed us to share the risks of ownership. The joint venture has also allowed the project to take advantage of production tax credits which would not otherwise have been available to us. When Unit I operates at full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for the first four years of its operations. While Unit I operates at less than full capacity, our annual cash payments from the Raft River I project will be lower.

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (MW)(1)	Power Purchaser	Expiration
				Idaho Power
Raft River (Unit I)	Idaho	JV(2)	13.0	Company	2032
San Emidio				Sierra Pacific
(Existing)	Nevada	100%	3.6	Power Corp.	2017

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

Projects Under Development
			Target	Projected
			Development	Commercial	Anticipated
Project	Location	Ownership	(MW)	Operation Date(2)	Power Purchaser
San Emidio (Replacement)	Nevada	100	27	4th Quarter 2010	To be determined
Neal Hot Springs	Oregon	100	26	3rd Quarter 2011	Idaho Power
					Eugene Water
Raft River (Unit II)	Idaho	JV	13	2012/2013	and Electric Board
Raft River (Unit III)	Idaho	100	13	2013/2014	N/A

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(MW)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302(2)	94.0	4,500-6,000	Binary
San Emidio	35.8	289-305(2)	40.0	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347(3)	N/A	2,500-3,000	Binary

(1)	The resource assessment is based on 6.0 square miles. The remaining acreage was acquired subsequent to the GeothermEx report.

(2)	Actual production temperatures for existing wells.

(3)	Probable reservoir temperature as measured by Teplow and MWH Geo-Surveys Inc with a geothermometer.

Operating Results

For the nine months ended December 31, 2008, the Company reported a net loss of $4.4 million dollars ($0.07 loss per share) which represented an increase of a $2.1 million dollar net loss as compared to the same period in 2007. Notable variances were incurred in corporate administration and development costs, and salary costs. Favorable trends were reported for the Company's interest in its primary subsidiary Raft River Energy I, LLC. The Company continues to improve the operations of the San Emidio plant that contributed to the overall net loss for the current period.

Corporate Administrative and Development Costs

For the nine months ended December 31, 2008, corporate and administrative costs increased $303,147 (150.9%) compared to the same period in 2007. The increase was primarily due to increased or new costs incurred for stock exchange filing fees for the NYSE, the Annual General Meeting and lease costs. These costs decreased from the quarter ended September 30, 2008.

Salary costs

For the nine months ended December 31, 2008, the salary costs increased $648,953 (262.5%) as compared to the same period in 2007. There have not been notable changes in the number of management and development employees or the pay scales. In 2007, the Company's primary subsidiary was in a development stage, and directly involved efforts from management and development employees. Accordingly, their salaries and related costs were allocated to the subsidiary. After the subsidiary became operational in 2008, the amount of salary costs from management and development employees were significantly reduced at the subsidiary level and now are carried at the corporate level. Currently, these employees are primarily engaged in exploration and development activities which are, generally, expensed in the period incurred.

Gain/Loss on Investment in Subsidiary (Raft River Energy I, LLC)

The quarter ended December 26, 2008, was the first quarter that RREI reported a profit since it became commercially operational January 3, 2008. The Company's portion of the net operating income for the quarter was $146,900, which reduced the net losses from the first two quarters to $3,295 for the three quarters ended December 26, 2008. The year ended November 28, 2008, was the first full operational year for the RREI power plant. The operating loss experienced in the first year of commercial operation reflects the adverse effect of reduced power generation due to plant startup in winter conditions, completion of construction punch list activities and the resulting higher labor costs, and increased chemical treatment costs for the reduction of elevated chloride in the cooling water circuit that were higher than anticipated. In addition, the mechanical failure of the pump in production well RRG-2 caused several weeks of reduced power generation and the associated lost revenues. Also, increased costs were incurred related to the installation of a reverse osmosis unit for cooling water filtration. RREI reported net income of $426,339 for the three months ended December 26, 2008. Management expects this favorable trend to continue in 2009.

San Emido, Nevada Plant Energy Sales and Plant Operating Expenses

In the quarter ended June 30, 2008, the Company purchased a geothermal plant and geothermal water rights located in North Western Nevada. Energy sales and the related plant operating expenses began when the Company took over plant operations effective May 1, 2008. Significant repair and maintenance costs were incurred during the first months immediately following acquisition. For the first two months of operations, the plant's net loss was $215,769. The plant's net losses were $185,838 and $146,266 for the quarters ended September 31, 2008 and December 31, 2008; respectively. Repairs and other improvements have been made that are expected to reduce operating costs, as well as increase power generation. In the eight months since purchasing the San Emidio facility, the Company has spent over $138,000 making various repairs to allow the facility to continue to generate power until the repower or replacement of the power plant facility is completed. Items included in the repairs and maintenance total includes repair of electrical breakers and system controls, repair pentane storage and transfer system, gear box and drive shaft alignments on all OECs and cooling tower fans, repair leaking condenser tubes, replace turbine inlet gaskets, modification of OEC oil cooler water supply pipelines, replacement of leaking brine valves on the OECs and replacement of check valve on production pump 76-16. With these repairs, the power plant facility should continue to provide revenues and cash flow to the Company.

Off Balance Sheet Arrangements

As of December 31, 2008, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at December 31, 2008 are adequate to fund our general operating activities through December 31, 2009. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. We anticipate that the additional funding may be raised through the issuance of shares and/or through the sale of ownership interest in tax credits and benefits.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2009 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels. We are also pursuing available DOE loan guarantees in order to reduce interest costs for any debt instruments the Company may require. At the current market price for the Company's stock, we do not anticipate that additional funding will result from the exercise of current stock options or warrants.

In these difficult times, the Company has also implemented procedures to conserve cash, reduce costs and maximize revenue. At the corporate level, we have suspended drilling activities, cancelled non-essential consulting contracts and are reducing all non-critical expenditures. At the project level, Raft River and San Emidio are increasing efforts to reduce operating costs and will continue to find additional cost savings. The Company has instituted a wage and salary freeze for all employees effective January 1, 2009. The wage and salary freeze means that we will not be granting merit pay increases until economic conditions improve and we are able to finance the Company in the equity markets. In addition, the Company has required that employees contribute a share of the medical insurance premiums for dependent coverage. The Company will continue to pay 100% of the insurance premiums for the employees.

Potential Acquisitions

The Company intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company's geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

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

See Management's Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended March 31, 2008 for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At December 31, 2008, the Company held investments of $3,643,680 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

Prior to April 1, 2007, the strike price for the Company's stock option plan had been stated in Canadian dollars as the plan had been administered through our Vancouver office and Pacific Corporate Trust Company. This subjected the Company to foreign currency risk in addition to the normal market risks associated with the stock price fluctuations. A long-term liability has been established to reflect the fair value of the stock options payable. The strike price on subsequent option grants is stated in U.S. dollars.

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

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

Subsequent to March 31, 2008, our Board of Directors approved additional internal control policies intended to remediate the material weakness as described in our 10-K dated March 31, 2008. We started the process to develop and implement appropriate procedures to strengthen controls around stock option valuation. We implemented procedures to review and approve all quarterly historical stock prices and interest rates reported by our stock option plan administration software to validate that correct data was entered into the software. We believe that the newly implemented procedures adequately address the deficiency noted. We obtained further training in using our stock option plan administration software. Other than the changes related to the stock option valuation processes and procedures, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended December 31, 2008.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2008.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

During the quarter ended December 31, 2008, the Company issued 22,134 common shares upon the exercise of 22,134 stock options at an exercise price of $0.60 CDN.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 9, 2009	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and Director

Date: February 9, 2009
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