Form 10-Q
period 2009-06-30
US GEOTHERMAL INC
filed 2009-08-10
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]      No [  ]

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of July 31, 2009
Common stock, par value	62,033,882
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the First Quarter Ended June 30, 2009

INDEX

PART I – Financial Information

Item 1 - Financial Statements (Unaudited)	5
Interim Consolidated Balance Sheets - June 30, 2009 and March 31, 2009	6
Interim Consolidated Statements of Operations – Three Months Ended June 30, 2009 and June 30, 2008	7
Interim Consolidated Statements of Cash Flow – Three Months Ended June 30, 2009 and June 30, 2008	8
Interim Consolidated Statement of Stockholders’ Equity – Year Ended March 31, 2009 and Three Months Ended June 30, 2009	9
Notes to Interim Consolidated Financial Statements	10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General Background and Discussion	27
- Operating Results	31
- Off Balance Sheet Arrangements	32
- Liquidity and Capital Resources	32
- Potential Acquisitions	32
- Critical Accounting Policies	32

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	33
Item 4 - Controls and Procedures	33

PART II – Other Information

Item 1 - Legal Proceedings	35
Item 1A - Risk Factors	35
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3 - Defaults Upon Senior Securities	35
Item 4 - Submission of Matters to a Vote of Security Holders	35
Item 5 - Other Information	35
Item 6 - Exhibits and Reports	35

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2009. The results of operations for the three months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2010.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
June 30, 2009

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	June 30, 2009	March 31, 2009

ASSETS

Current:
Cash and cash equivalents	$1,405,042	$3,452,091
Restricted cash (note 3)	485,000	485,000
Receivable from subsidiary	1,584,435	271,475
Trade accounts receivable	123,024	114,424
Other current assets	134,183	135,805
Total current assets	3,731,684	4,458,795

Investment in equity securities	193,590	150,169
Investment in subsidiary	17,040,122	17,588,888
Property, plant and equipment, net of accumulated depreciation (note 5)	13,149,542	13,156,700
Intangible assets, net of accumulated amortization (note 6)	16,128,344	16,184,146
Total assets	$50,243,282	$51,538,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$887,937	$449,559
Related party accounts payable	16,020	2,491
Current portion of capital lease obligation	11,203	10,998
Total current liabilities	915,160	463,048
Long-term Liabilities:
Capital lease obligation, less current portion	36,072	38,945
Stock compensation payable	1,933,255	1,933,255
Total liabilities	2,884,487	2,435,248
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
62,033,882 shares at March 31, 2009 and
62,033,882 shares at June 30, 2009	62,034	62,034
Additional paid-in capital	65,334,701	64,694,849
Accumulated other comprehensive income	128,156	95,891
Accumulated deficit	(18,839,122)	(16,427,556)
	46,685,769	48,425,218

Non-controlling Interest (note 14)	673,026	678,232
Total stockholders’ equity	47,358,795	49,103,450
Total liabilities and stockholders’ equity	$50,243,282	$51,538,698

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)
	Three Months Ended June 30,
	2009	2008

Operating Revenues:
San Emidio plant energy sales	$243,752	$273,635
Land, water, and mineral rights lease	29,484	22,500
Management fees	62,500	62,500
Total operating revenues	335,736	358,635
Operating Expenses:
Loss (gain) from investment in subsidiary	548,766	40,125
Consulting fees	-	40,633
Corporate admin and development	130,701	274,673
Professional and management fees	264,141	287,692
Salaries and wages	256,405	314,741
Stock based compensation	639,852	741,308
Travel and promotion	52,572	64,555
San Emidio plant operations	832,834	489,404
Lease and equipment repair	52,137	42,427
Total operating expenses	2,777,408	2,295,558
Loss from Operations	(2,441,672)	(1,936,923)
Other Income (Loss):
Foreign exchange gain (loss)	11,156	(2,820)
Other income (loss)	3,077	-
Interest income	10,667	60,277
Total other income	24,900	57,457
Net Loss	(2,416,772)	(1,879,466)
Net loss attributable to the non-controlling interest	5,206	-
Net Loss attributable to U.S. Geothermal Inc.	(2,411,566)	(1,879,466)
Other Comprehensive Income:
Unrealized gain on investment in equity securities	32,265	-

Comprehensive Loss attributable to U.S. Geothermal, Inc.	$(2,379,301)	$(1,879,466)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	62,033,882	59,949,116

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2009	2008

Operating Activities:
Net loss	$(2,411,566)	$(1,879,466)
Add non-cash items:
Depreciation and amortization	241,881	167,245
Loss of operations of subsidiary	548,766	40,125
Loss on disposal/sale of equipment	900	-
Foreign exchange gain	(11,156)	-
Non-controlling interest loss	(5,206)	-
Stock based compensation	639,852	741,308
Change in non-cash working capital items:
Accounts receivable	(1,321,560)	(149,423)
Accounts payable and accrued liabilities	467,173	(102,519)
Prepaid expenses and other assets	1,622	(30,562)
Total cash used by operating activities	(1,849,294)	(1,213,292)

Investing Activities:
Purchases of property, equipment and intangible assets	(195,587)	(18,972,209)
Proceeds from sale of equipment	500	-
Cash released from (restricted by) external restrictions	-	(200,000)
Cash released from escrow for property acquisition	-	11,310,686
Investment in subsidiaries and equity securities	-	(374,795)
Total cash used by investing activities	(195,087)	(8,236,318)

Financing Activities:
Principal payments on capital lease obligation	(2,668)	-
Issuance of share capital, net of share issue cost	-	13,718,168
Total cash provided (used) by financing activities	(2,668)	13,718,168

Increase (Decrease) in Cash and Cash Equivalents	(2,047,049)	4,268,558

Cash and Cash Equivalents, Beginning of Period	3,452,091	4,877,252

Cash and Cash Equivalents, End of Period	$1,405,042	$9,145,810

Supplemental Disclosure:
Non-cash investing and financing activities:
Amendment to geothermal lease with common stock	$-	$783,000
Purchase of property and equipment on account	15,266	19,338

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2009 and the Three Months Ended June 30, 2009
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at April 1, 2008	55,339,253	$55,339	$48,532,730	$(10,691,809)	$-	-	$37,896,260

Capital stock issued as result of a private placement closed April 28, 2008, net of issuance costs	6,382,500	6,383	13,711,784	-	-	-	13,718,167
Capital stock issued for amendment to royalty agreement with the Kosmos Company	290,000	290	782,710	-	-	-	783,000
Shares issued for stock options and warrants exercised	22,134	22	10,418	-	-	-	10,440
Adjustment to entitlement shares from consolidated Mango and US Cobalt stock consolidations	(5)	-	-	-	-	-	-
Formation contribution by non-controlling interest (Gerlach Green Energy, LLC)						697,000	697,000
Stock compensation liability	-	-	1,657,207	-	-	-	1,657,207
Unrealized gain on investment	-	-	-	-	95,891	-	95,891
Net loss for the period	-	-	-	(5,735,747)	-	(18,768)	(5,754,515)
Balance at March 31, 2009	62,033,882	62,034	64,694,849	(16,427,556)	95,891	678,232	49,103,450

Stock compensation liability	-	-	639,852	-	-	-	639,852
Unrealized gain on investment	-	-	-	-	32,265	-	32,265
Net loss for the period – unaudited	-	-	-	(2,411,566)	-	(5,206)	(2,416,772)

Balance at June 30, 2009 – unaudited	62,033,882	$62,034	$65,334,701	$(18,839,122)	$128,156	673,026	$47,358,795

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009
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

The Company constructs and manages power plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States of America.

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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);

ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);

iii)	Gerlach Geothermal LLC (organized in the State of Delaware);

iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware);

v)	USG Nevada LLC (organized in the State of Delaware);

vi)	USG Gerlach LLC (organized in the State of Delaware); and

vii)	U.S. Geothermal Guatemala, S.A.

All intercompany transactions are eliminated upon consolidation.

Raft River Energy I LLC, previously a 100% owned subsidiary, was consolidated through July 2006, after which the entity is recorded under the equity method.

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity it recognizes a non-controlling interest. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The statements of operations will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Discussion regarding restricted cash is included in Note 3.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2009 and March 31, 2009, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho. The accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity (after December 31, 2009, deposits will be insured up to $100,000 per account). At March 31, 2009, the Company held deposits of $10,160 that were not subject to FDIC insurance. The money market funds totaled $1,672,718, and are not subject to deposit insurance.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Where appropriate, terms of property rights and revenue contracts can influence the determination of estimated useful lives. Estimated useful lives by major asset categories are summarized as follows:

Estimated Useful
Asset Categories	Lives in Years

Furniture, vehicle and other equipment	4
Power plant, buildings and improvements	15 to 30
Wells	30
Well pumps and components	5 to 15
Pipelines	30
Transmission lines	30

The Company expenses all costs related to the development of geothermal reserves prior to the establishment of proven and probable reserves. Once a resource is considered to be proven, then costs of acquisition and development are capitalized on an area-of-interest basis. If an area of interest is subsequently abandoned, those costs are charged to income in the year of abandonment.

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of June 30, 2009.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 “Earnings per Share” (“SFAS 128”), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2009 and 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At June 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,386,000 (March 31, 2009 - $3,774,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2009.

The significant components of the deferred tax asset at June 30, 2009 and March 31, 2009 were as follows:

	June 30,	March 31,
	2009	2009
Estimated net operating loss carry forward	$12,900,000	$11,100,000

Deferred tax asset	$4,386,000	$3,774,000
Deferred tax asset valuation allowance	(4,386,000)	(3,774,000)
Net deferred tax asset	$-	$-

At June 30, 2009, the Company has net operating loss carry forwards of approximately $12,900,000 ($11,100,000 in March 31, 2009), which expire in the years 2023 through 2029. The change in the allowance account from March 31, 2009 to June 30, 2009 was $612,000.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the three months ended June 30, 2009, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho. The Company will be required to file state income tax returns in the State of Oregon in future years. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2008, 2007, 2006 and 2005 which could be subject to agency examinations as of March 31, 2008. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with the principles defined in Financial Accounting Standards No. 157, Fair Value Measurements.

Revenue

Revenue Recognition

The energy sales revenue is recognized when the power is produced and delivered to the customer under the terms defined in the Power Purchase Agreements (“PPA”). Management fee income is recognized when the services have been provided. Royalties and Lease revenues are recognized as the resource has been utilized and other contractual obligations have been met. Revenues from energy credits sales are recognized when the Company has met the terms of certain energy sales agreements with a financially capable buyer and has met the applicable governing regulations.

Revenue Source

All of the Company’s direct and indirect operating revenues originate from energy production from its interests in geothermal power plants located in the states of Idaho and Nevada. All of the management fees and royalty revenues are earned from its subsidiary located in South Eastern Idaho. All of the power sales are earned from a power plant located in North Western Nevada.

Recent Accounting Pronouncements

Accounting Standards Codification

The FASB issued Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No.162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company does not expect the adoption of this standard to have a direct quantitative material impact on its financial position or results of operations. The Codification will directly impact all authoritative references to U.S. GAAP used by the Company.

Amendments to Variable Interest Entities

The FASB issued Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46 (R)”), and changes how a reporting entity determines when and entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This Standard will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is still evaluating the impact this Standard may have on the Company’s financial statements and related disclosures.

Subsequent Events

The FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company expects the adoption of this standard to have a direct impact on the content of applicable financial disclosures.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	June 30,	March 31,
State Agency	2009	2009

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	25,000	25,000

	$485,000	$485,000

These bonding requirements ensure that the Company has sufficient financial resources to construct, operate & maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded.

NOTE 4 – INVESTMENT IN SUBSIDIARY

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

As of June 30, 2009, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

For periods prior to August 2006, the Company was the 100% owner of RREI and consolidated the loss. For the period August 2006 to September 2008, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the monthly capital contribution ratio, which averaged 34.46% for the year ended March 31, 2009.

Effective December 26, 2008, the fiscal year for RREI was changed to a calendar year due to the conversion of Goldman Sachs to a bank holding company. RREI’s latest financial information is summarized as follows:

	(Unaudited)		As of
	As of December	As of November	November 30,
	26, 2008	28, 2008	2007

Total current assets	$1,554,044	$1,994,238	$234,382
Property and equipment	49,676,148	50,016,779	50,055,675
	$51,230,192	$52,011,017	$50,290,057

Total liabilities	$500,629	$1,434,413	$4,252,786
Total members’ equity	50,729,563	50,576,604	46,037,271
	$51,230,192	$52,011,017	$50,290,057

	(Unaudited)	Fiscal Year	Fiscal Year
	Month Ended	Ended	Ended
	December 26,	November 28,	November 30,
	2008	2008	2007

Operating revenues	$538,309	$4,880,303	$96,743
Operating earnings (loss)	152,483	(380,958)	(929,615)
Net earnings (loss)	152,960	(448,593)	(834,234)

U.S. Geothermal Inc., portion of net earnings (loss)	$52,710	$(156,060)	$(161,092)

RREI began commercial operations on January 3, 2008. Due to start up issues, RREI experienced an operating loss for the fiscal year ended November 28, 2008. RREI reported net losses of $14,170 and $1,627,932 for the three months ended March 31, 2009 and June 30, 2009; respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended June 30, 2009, costs were incurred at San Emidio, Nevada for plant improvements and a transmission line study which amounted to over $37,000 and $10,200; respectively. Expenditures that amounted to over $63,900 were made for studies, engineering, permitting and design activities to support the Neal Hot Springs, Oregon project.

Property, plant and equipment categories are summarized as follows:

	June 30, 2009	March 31, 2009

Land	$384,000	$384,000
Power production plant	1,366,577	1,329,527
Wells	3,617,312	3,617,312
Furniture and equipment	711,135	704,887
	6,079,024	6,035,726
Less: accumulated depreciation	(855,071)	(686,471)
	5,223,953	5,349,255
Construction in progress	7,925,589	7,807,445

	$13,149,542	$13,156,700

The construction in progress consists of development activities at Raft River Unit 2, Idaho, Neal Hot Springs, Oregon and San Emidio, Nevada. Construction costs that exceed $2.5 million have been incurred for the San Emidio well project still under construction at June 30, 2009.

Depreciation expense was charged to operations for the three months ended June 30, 2009 and 2008 amounted to $173,000 and $167,245; respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2009	March 31, 2009
Surface water rights	$4,766,341	$4,766,341
Geothermal and mineral rights	11,683,450	11,670,371
	16,449,791	16,436,712
Less: accumulated amortization	(321,447)	(252,566)
	$16,128,344	$16,184,146

Amortization expense was charged to operations for the three months ended June 30, 2009, and 2008 amounted to $68,881, and $0; respectively.

NOTE 7 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contact includes a purchase of option of $5,345 the end of the lease term scheduled for November 2012. The schedule of minimum lease payments is as follows:

Period Ended June 30,	Principal	Interest	Totals

2010	$11,203	$3,113	$14,316
2011	12,057	2,259	14,316
2012	12,974	1,342	14,316
2013	11,039	271	11,310
	$47,273	$6,985	$54,258

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended March 31, 2009, the Company verified an adjustment of 5 shares required for entitlement shares to be issued for the stock consolidations of Consolidated Mango (1999) and US Cobalt (2003) shares. These shares remain in escrow until the Consolidated Mango and US Cobalt shares are redeemed for U.S. Geothermal Inc. common shares.

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock option plan (the “Stock Option Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Option Plan is a 10% rolling plan approved by shareholders in September 2006, whereby the Company can grant options to the extent of 10% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2009, the Company can issue stock option grants totaling up to 6,203,388 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2009, the Company had 5,954,250 options granted and outstanding.

During the quarter ended June 30, 2009, the Company granted 1,795,000 stock options to employees and consultants exercisable at a price of $0.92 until May 26, 2014.

The following table reflects the summary of stock options outstanding at March 31, 2008 and changes during the year ended March 31, 2009 and the three months ended June 30, 2009:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2008	2,899,878	$1.35 CDN	$1.17	$3,401,421

Forfeited	(238,494)	0.98	0.63	(151,013)
Exercised	(22,134)	0.60 CDN	0.28	(6,093)
Granted	1,600,000	2.19	1.22	1,952,000
Balance outstanding, March 31, 2009	4,239,250	1.62	1.23	5,196,315
Forfeited	(80,000)	2.34	0.90	(71,906)
Exercised	-	-	-	-
Granted	1,795,000	0.92	0.71	1,268,585
Balance outstanding, June 30, 2009	5,954,250	$1.45	$1.07	$6,392,994

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Three Months	Year Ended
	Ended June 30,	March 31,
	2009	2009

Dividend yield	0	0
Expected volatility	71-92%	71-82%
Risk free interest rate	0.55-1.32%	1.74-2.23%
Expected life (years)	3.10	3.25

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2009:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 0.72 CDN	12,500	0.33	12,500	$5,325
0.90 CDN	237,500	0.33	237,500	118,332
1.00 CDN	1,443,000	1.75	1,443,000	1,465,385
1.15 CDN	78,750	2.08	78,750	86,626
1.40 CDN	157,500	2.58	157,500	139,271
0.92	1,795,000	4.90	448,750	317,146
1.78	95,000	4.23	47,500	40,586
2.22	1,475,000	3.87	1,106,250	1,348,958
2.41	660,000	3.08	660,000	466,274

$ 1.45	5,954,250	3.38	4,191,750	$3,987,903

The following table summarizes information about the stock options outstanding at March 31, 2009:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 0.72 CDN	12,500	0.58	12,500	$5,325
0.90 CDN	237,500	0.58	237,500	118,332
1.00 CDN	1,443,000	2.00	1,443,000	1,465,385
1.15 CDN	78,750	2.33	78,750	86,626
1.40 CDN	157,500	2.83	157,500	139,271
1.78	95,000	4.48	47,500	40,586
2.22	1,505,000	4.12	752,500	917,596
2.41	710,000	3.33	710,000	501,598

$ 1.62	4,239,250	2.98	3,439,250	$3,274,719

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2008 and changes during the fiscal year ended March 31, 2009 and the three months ended June 30, 2009 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2008	419,375	$1.12 CDN	$1.43
Granted	1,600,000	2.19	1.22
Vested	(980,881)	2.25	1.26
Forfeited	(238,494)	0.98	0.63
Nonvested, March 31, 2009	800,000	2.19	1.20

Granted	1,795,000	0.92	0.71
Vested	(752,500)	1.44	0.92
Forfeited	(80,000)	2.34	0.90
Nonvested, June 30, 2009	1,762,500	$1.22	$0.81

As of June 30, 2009, there was $1,157,981 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at June 30, 2009 and at March 31, 2009 was $639,852 and $1,614,789; respectively.

Stock Purchase Warrants

At June 30, 2009, broker warrants at an exercise price of $2.34 totalled 191,475 and share purchase warrants for purchase of 3,191,250 shares at an exercise price of $3.00 remained outstanding. These warrants expire April 28, 2010.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of June 30, 2009 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$1,672,718	$1,672,718	$-	$-
Investment in equity securities	193,590	-	-	193,590
	$1,866,308	$1,672,718	$-	$193,590

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

Changes in level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2009:

Amounts
Investment in equity securities:
Balance at March 31, 2009	$150,169
Purchases	-
Realized gains/losses	-
Foreign exchange loss	11,156
Unrealized gain included in other comprehensive income	32,265
Balance at June 30, 2009	$193,590

The equity securities purchased in June 2008 are not actively traded on a stock exchange. The change in value was calculated based on a subsequent private placement of the securities in January 2009 which reflected an increased market price for the securities.

NOTE 11 - RELATED PARTY TRANSACTIONS

At June 30, 2009 and March 31, 2009, the amounts of $16,020 and $9,218, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $1,584,435 and $271,475 at June 30, 2009 and March 31, 2009; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. During the three months ended June 30, 2009 and the year ended March 31, 2008, the Company received the following revenues from RREI:

	Three Months	Year Ended
	Ended	March 31,
	June 30, 2009	2009

Management fees	$62,500	$250,000
Lease and royalties	29,484	97,098
	$91,984	$347,098

The Company incurred the following transactions with directors and officers:

	Three Months	Year Ended
	Ended	March 31,
	June 30, 2009	2009

Director fees	$15,000	$60,000

NOTE 12 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

		Canadian		Canadian
Consolidated Balance Sheets	U.S. GAAP	GAAP	U.S. GAAP	GAAP March
	June 30, 2009	June 30, 2009	March 31, 2009	31, 2009
Plant, Property and Equipment	$13,149,542	$13,590,153	$13,156,700	$13,597,311
Intangible Assets	16,128,344	16,128,344	16,184,146	16,184,146
Total Assets	50,243,282	50,683,893	51,538,698	51,979,309
Stockholders’ Equity	46,685,769	47,126,380	49,103,450	49,544,061
Total Liabilities and Stockholders’ Equity	$50,243,282	$50,683,893	$51,538,698	$51,979,309

Consolidated Statements	U.S. GAAP	Canadian	U.S. GAAP	Canadian
of Operations and	Three Months	GAAP Three	Year ended	GAAP Year
Comprehensive Loss	Ended June	Months Ended	March 31,	ended March
	30, 2009	June 30, 2009	2009	31, 2009
Loss from Operations	$(2,441,672)	$(2,441,672)	$(4,612,863)	$(4,612,863)
Net Loss	$(2,411,566)	$(2,411,566)	$(3,549,186)	$(3,549,186)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The Company incurred total lease expenses for three months ended June 30, 2009 and the year ended March 31, 2009, totaled $47,625 and $100,128; respectively.

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

The following is the total contracted lease obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
March 31,	Amount

2010	$ 143,377
2011	134,258
2012	74,713
2013	49,103
2014	46,599
Thereafter	98,791

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

Construction Contract

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (“Ormat”) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of June 30, 2009, the Company retains $75,000 for release to Ormat upon Ormat’s completion of certain punch list items, namely, the repairs to the grounding grid and the reduction of the oversplash of water in the cooling tower. As a result of negotiations, Ormat issued a credit of $200,000 against an outstanding invoice. The Company paid the net amount due less the $200,000 and $75,000 retainage to secure release of a lien on the project filed by Ormat.

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

Gerlach Geothermal LLC

On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $746,000 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $697,000 of geothermal lease, mineral rights and exploration data.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations will be reflected in the statement of operations with the elimination of the non-controlling interest identified.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 10, 2009, which is considered to be the issuance date. The following event was identified for disclosure:

Subscription Receipt Issuance

Announced July 31, 2009, the Company has entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for gross proceeds of approximately $10,935,000 CDN. Each Receipt will be automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. Exchange date will be the earlier of the date on which the receipt of a final prospectus to qualify the Common Stock and Warrants issuable upon exercise of the Subscription Receipts or four months and one day after the closing of this offering. The offering is scheduled to close on or about August 12, 2009. Each Unit consists of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant will entitle the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock. The net proceeds of the offering will be used by the Company for drilling wells at the Neal Hot Springs geothermal project and for general working capital purposes.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical facts, the statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. Forward-looking statements may be identified by words such as “may”, “should”, “anticipates”, “expects”, “believes”, “plans”, “predicts” and similar terms. These forward-looking statements include, but are not limited to, statements concerning our strategy, operating forecasts, and our working capital requirements and availability. Forward-looking statements are not guarantees of future performance, and are subject to various risks and uncertainties that could cause our actual results and outcomes to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2009 and our other filings with the Securities and Exchange Commission. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

The U.S. dollar is the Company’s functional currency; however some transactions involved the Canadian dollar. All references to “dollars” or “$” are to United States dollars and all references to $ CDN are to Canadian dollars.

General Background and Discussion

The following discussion should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2009 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common shares began trading on the Toronto Stock Exchange (“TSX”) on October 1, 2007 and ceased trading on the TSX Venture Exchange on September 28, 2007. Our Company’s common shares trading symbol has been and continues to be “GTH” in Canada. From June 3, 2005 to April 15, 2008, the common stock of U.S. Geothermal Inc. was quoted on the Over-The-Counter Bulletin Board under the trading symbol “UGTH”. Effective April 14, 2008, the common stock of U.S. Geothermal Inc. began trading on the NYSE Amex LLC (“NYSE”) under the trade symbol “HTM.”

For the quarter year ended June 30, 2009, the Company was focused on:

1)	optimizing the operation of the Unit I power plant at the Raft River, Idaho geothermal project (“Raft River Unit I”);
2)	performed a scheduled outage at Raft River to replace the turbine damaged during startup;
3)	planning and permitting drilling and field development activities at Neal Hot Springs in Oregon;
4)	negotiating a PPA for the Neal Hot Springs Project and the San Emidio Repower Project;
5)	optimizing the operation of the San Emidio (formerly Empire) power plant in Nevada, and planning for repowering the existing plant; and
6)	the evaluation of potential new geothermal project acquisitions.

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

Raft River Unit I achieved commercial operation on January 3, 2008. During 2008, Raft River operated at 95 percent availability and averaged 9.8 megawatts for the year. A reverse osmosis filter system was added in December 2008 to the cooling water system for the removal of higher than anticipated levels of chloride, which would have damaged the plant cooling equipment. The RO filter is expected to significantly reduce chloride levels and operating costs for chemical consumption in the cooling tower.

Raft River Unit I operated through the period at over 99 percent availability and generated 9.9 to 11.6 net megawatts during the three month period ended June 30, 2009. A reverse osmosis (“RO”) water filter was installed in December to improve the quality of the water being used in the cooling tower and power plant condensers.

In early January 2009, production well RRG-7 underwent a temperature decline that has reduced the inlet fluid temperature to the power plant by approximately 4 degrees fahrenheit. At the same time of the temperature change, fluid flow increased. Power generation has been reduced by 1 megawatt. It was determined that the cement in a lap joint had failed and a mechanical packer was installed to reduce the cold water inflow, but was unsuccessful. A remediation program is planned that will “squeeze” cement into the lap joint and plug off the cold water flow to return the well temperature and increase power plant generation.

At our Neal Hot Springs project, an infill geophysical program was carried out to increase the density of data to highlight suspected geologic targets and structures. Applications for four additional exploration wells to further delineate the geothermal resource with production and injection targets have been made to the state of Oregon and are pending approval. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by the Idaho Power Company. An interconnection agreement is being negotiated and it is expected that it will be signed in the first quarter of 2009.

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

In October 2008, Congress extended the federal production tax credit (“PTC”) for renewable energy power plants for all projects initiating commercial production prior to December 31, 2010. The PTC enhances the annual revenues of the projects by about 25 percent per year for the first 10 years.

Announced July 31, 2009, the Company has entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for gross proceeds of approximately $10,935,000 CDN. Each Receipt will be automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. Exchange date will be the earlier of the date on which the receipt of a final prospectus to qualify the Common Stock and Warrants issuable upon exercise of the Subscription Receipts or four months and one day after the closing of this offering. The offering is scheduled to close on or about August 12, 2009. Each Unit consists of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant will entitle the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock. The net proceeds of the offering will be used by the Company for drilling wells at the Neal Hot Springs geothermal project and for general working capital purposes.

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

Projects Under Development
			Target	Projected
			Development	Commercial	Anticipated
Project	Location	Ownership	(MW)	Operation Date(2)	Power Purchaser
San Emidio (Replacement)	Nevada	100	9	1st Quarter 2011	To be determined
Neal Hot Springs	Oregon	100	22	3rd Quarter 2011	Idaho Power
Raft River (Unit II)	Idaho	JV	13	2012/2013	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100	13	2013/2014	N/A

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
					Resource
	Property Size		Temperature		Potential
Property	(square miles)		(°F)		(MW)	Depth (Ft)	Technology
Raft River	10.8	(1)	275-302	(2)	94.0	4,500-6,000	Binary
San Emidio	35.8		289-305	(2)	40.0	1,500-2,000	Binary
Neal Hot Springs	9.6		311-347	(3)	N/A	2,500-3,000	Binary

(1)	The resource assessment is based on 6.0 square miles. The remaining acreage was acquired subsequent to the GeothermEx report.

(2)	Actual production temperatures for existing wells.

(3)	Probable reservoir temperature as measured by Teplow and MWH Geo-Surveys Inc with a geothermometer.

Operating Results

For the three months ended June 30, 2009, the Company reported a net loss of $2.4 million dollars ($0.04 loss per share) which represented an increase of a $.5 million dollar net loss as compared to the same period in 2008. A notable favorable variance was noted for corporate administration and development costs. Significant unfavorable trends were reported for the Company’s interest in its primary subsidiary Raft River Energy I, LLC and the operations of the San Emidio plant.

Corporate Administrative and Development Costs

For the three months ended June 30, 2009, corporate and administrative costs decreased $161,391 (58.8%) compared to the same period in 2008. The decrease was primarily due filing/application fees ($40,683 to TSX and $89,375 to AMEX/NYSE) incurred in the quarter ended June 30, 2008 that were not incurred in the current quarter ended 2009. Effective April 14, 2008, the common stock of the Company began trading on the American Stock Exchange, now the NYSE Amex Equities.

Loss on Investment in Subsidiary (Raft River Energy I, LLC)

The Company’s portion of the net operating loss of Subsidiary for the three months ended June 30, 2009 was $548,766 ($1,627,932 total entity) which was an increase of $508,641 from the same period in 2008. The loss was due to both planned and unplanned maintenance and repairs that lead to lower revenues and increased costs. The entire plant was shut down for planned maintenance from April 1, 2009 to April 13, 2009. Energy production revenue was down more than $244,000 for the three months ended June 30, 2009 from the same period in 2008. Energy produced in April 2009 was approximately 3.51 million kilowatt hours compared to 6.97 million kilowatt hours produced in April 2008. Overall, energy production was down 6.6 million kilowatts for the quarter. On June 1, 2009, the production pipe column on a well at Raft River Energy I, LLC failed. This is the pipe that carries the geothermal fluid to the surface and supports the pump weight. Repair costs for this repair, exceeded $500,000. Also, a lap joint failed in a production well in January 2009 causing a loss of temperature. A repair was attempted in April 2009 and the well was off line for 22 days. The total repair and maintenance costs exceeded $1.1 million for the quarter ended June 30, 2009.

		Net Income (Loss)
	Total Operating		U.S. Geothermal
Quarter Ended:	Revenues	Total	Inc.’s Portion

June 27, 2008	$1,126,051	$(119,141)	$(40,125)
September 26, 2008	1,408,357	(319,558)	(110,070)
December 26, 2008	1,625,010	426,339	146,900
March 27, 2009	1,355,582	(14,170)	(4,883)
June 30, 2009	812,618	(1,627,932)	(548,766)

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses

In the quarter ended June 30, 2008, the Company purchased a geothermal plant and ground water rights located in North Western Nevada. Energy sales and the related plant operating expenses began when the Company took over plant operations effective May 1, 2008. Therefore, the 2008 operating revenues and expenses represent a two month period. For the three months ended June 30, 2009, the San Emidio plant reported a loss of $589,082 ($243,752 operating revenues, $832,834 operating expenses). This was due to repair costs and the reduced production levels related to the items under repair. Repair costs of over $112,000 were incurred to rebuild and reinstall a pump. Costs that amounted to over $59,000 were incurred to retube an OEC condenser and to install a new gear box. Due to the plant component failures, energy production was down for the quarter. For the eleven months of operations ended March 31, 2009, the plant averaged $128,805 in energy sales per month (1,487,775 average kilowatts hours per month). Energy production for April, May and June of 2009, was 825,292, 737,313, and 1,288,309 kilowatts hours; respectively.

Off Balance Sheet Arrangements

As of June 30, 2009, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2009 are adequate to fund our general operating activities through March 31, 2010. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. We anticipate that the additional funding may be raised through the issuance of equity and/or through the sale of ownership interest in tax credits and benefits. A private financing scheduled to close August 12, 2009, will provide funds to drill three production size wells at Neal Hot Springs to increase production capacity to 22 MW and allow a 30-day flow test to verify the well reservoir capability. Completion of drilling is a condition precedent to the funding from the DOE loan program, if our application is approved.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2009 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels. We are also pursuing available DOE loans and guarantees in order to reduce interest costs for any debt instruments the Company may require. At the current market price for the Company’s stock, we do not anticipate that additional funding will result from the exercise of current stock options or warrants.

In these difficult times, the Company has also implemented procedures to conserve cash, reduce costs and maximize revenue. At the corporate level, we have cancelled non-essential consulting contracts and are reducing all non-critical expenditures. At the project level, Raft River and San Emidio are increasing efforts to reduce operating costs and will continue to find additional cost savings. The Company has instituted a wage and salary freeze for all employees effective January 1, 2009. The wage and salary freeze means that we will not be granting merit pay increases until economic conditions improve and we are able to finance the Company in the equity markets. In addition, the Company has required that employees contribute a share of the medical insurance premiums for dependent coverage. The Company will continue to pay 100% of the insurance premiums for the employees.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended March 31, 2009 for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At June 30, 2009, the Company held investments of $1,672,718 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our Form 10-K, Item I, Part 1A for the year ended March 31, 2009, except as noted below:

The Company has applied for a loan from the Department of Energy ("DOE") to finance our development at Neal Hot Springs. There is no assurance that we will receive the DOE loan and a delay or failure to receive the loan may delay the development of Neal Hot Springs.

The Company anticipates closing a private placement on or about August 12. There can be no assurance that the private placement will close on this date or at all and failure to close the private placement would delay the development of Neal Hot Springs.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 10, 2009	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and Director

Date: August 10, 2009
By: /s/ Kerry D. Hawkley .
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit	Description
Number

10.15	Employment Agreement dated January 1, 2009 with Daniel J. Kunz

10.33	Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC, and U.S. Geothermal, Inc.

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