Form 10-K/A
period 2009-03-31
US GEOTHERMAL INC
filed 2009-10-23
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended March 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes             ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $96,847,736

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of October 23, 2009
Common stock, par value $ 0.001 per share	62,081,882

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Amendment No. 1”) of U.S. Geothermal Inc. for the fiscal year ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on June 15, 2009, is being filed to amend and restate our consolidated financial statements for the years ended March 31, 2009, 2008 and 2007 contained in Item 8 captioned “Financial Statements and Supplementary Data.” In addition, this Amendment No. 1 is being filed to restate Part IV, Item 15 to include the audited financial statements of Raft River Energy I LLC, and to include exhibits 10.31, 23.1, 23.2, 23.3, 23.4 and 23.5 as listed under the “Exhibit List” heading. We are amending and restating Item 15 to provide updated certifications from our Chief Executive Officer and Chief Financial Officer in accordance with applicable SEC rules.

In the Company’s previously issued financial statements, the Company allocated the profits and losses relating to our investment in Raft River Energy I LLC (RREI) based on net capital contribution percentages. Subsequent to the issuance of our financial statements for the year ended March 31, 2009, our management determined that the calculations for estimating the value of our investment in RREI needed to be adjusted to the hypothetical liquidation at book value estimation methodology. Refer to Note 2 to the consolidated financial statements included in Item 8 for further discussion of the restatement.

The following sections in this report have been amended as a result of the restatements:

Part II:

Item 6: Selected Financial Data

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8: Financial Statements and Supplementary Data

Part IV:

Item 15: Exhibits and Financial Statement Schedules

This Amendment No. 1 does not reflect events occurring after June 15, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, we are filing an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 to amend and restate financial statements for the quarter then ended.

PART II

Item 6: Selected Financial Data

	For the Fiscal Years Ended March 31,
	2009	2008	2007	2006	2005
Operating Revenues	$2,336,202	$190,721	$117,809	$0	$0
Operating Expenses	7,660,868	4,568,871	3,035,833	1,663,069	1,751,530
Loss from Continuing Operations	(5,324,666)	(3,314,473)	(1,812,945)	(1,490,593)	(1,830,421)
Loss per share from Continuing Operations	(0.08)	(0.06)	(0.04)	(0.08)	(0.12)
Cash dividends declared and paid per common share	0	0	0	0	0

	As of March 31,
	2009	2008	2007	2006	2005

Total Assets	$52,451,343	$40,731,585	$22,803,279	$21,895,933	$2,584,970
Total Long-term Obligations (1)	1,972,200	1,975,672	2,533,858	1,707,548	0

(1)

Long-term obligations represent the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk.

	Loss per share from Continuing Operations	Operating Revenues	Gross Profit	Loss from Operations	Net Loss from Continued Operations
Fiscal Year Ended March 31, 2007
1st Quarter	$(0.01)	$0	$0	$(961,777)	$(372,486)
2nd Quarter	(0.02)	206	206	(746,292)	(680,021)
3rd Quarter	(0.01)	90,000	90,000	(610,310)	(338,278)
4th Quarter	(0.01)	27,603	27,603	(599,645)	(422,160)
Fiscal Year Ended March 31, 2008
1st Quarter	(0.01)	0	0	(607,501)	(323,415)
2nd Quarter	(0.02)	28	28	(1,348,069)	(1,016,462)
3rd Quarter	(0.01)	1,103	1,103	(1,123,605)	(826,907)
4th Quarter	(0.02)	189,590	189,590	(1,298,975)	(1,147,689)
Fiscal Year Ended March 31, 2009
1st Quarter	(0.03)	571,862	571,862	(1,683,572)	(1,626,115)
2nd Quarter	(0.02)	717,460	717,460	(1,432,677)	(1,382,330)
3rd Quarter	(0.01)	545,224	545,224	(930,305)	(904,848)
4th Quarter	(0.02)	501,656	501,656	(1,278,112)	(1,274,461)

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the fiscal year ended March 31, 2009, the Company is focused on:

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

Results of Operations

Fiscal Year Ended March 31, 2009 to March 31, 2008

For the years ended March 31, 2009 and 2008, we incurred net losses of $5,091,863 and $3,314,473 which represented ($0.08) and ($0.06) per share; respectively. The increase from 2008 to 2009 was $1,777,390 (53.6%) . These figures are indicative of several factors that are both financially favorable and unfavorable. As discussed in more detail in the following paragraphs, the figures are primarily attributable to management fee income, corporate administrative and development, professional and management fees, salaries and related costs, lease and repair costs, as well as the operations of the subsidiary and the newly acquired power plant.

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

Gain/Loss on Investment in Subsidiary (Raft River Energy I, LLC)

For the fiscal year ended March 31, 2009, the Company’s portion of net gain reported by RREI was $539,815. This was an increase of $533,336 in the gain reported in the same period ended in 2008. According to contractual allocation of profits/losses (USG portion 1%) and renewable energy credits (USG portion 70%), the company can show a profit even though RREI reflects a loss for the period.

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

Select quarterly financial information for RREI is illustrated as follows:

		Net Income (Loss)
	Total Operating		U.S. Geothermal
Quarter Ended:	Revenues	Total	Inc.’s Portion

March 28, 2008	$1,025,459	$(406,606)	$5,348
June 27, 2008	1,126,051	(119,141)	213,226
September 26, 2008	1,408,357	(319,558)	103,077
December 26, 2008	1,625,010	426,339	120,425
March 27, 2009	1,355,582	(14,170)	103,086

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

Fiscal Year Ended March 31, 2008 to March 31, 2007

For the years ended March 31, 2008 and 2007, we incurred net losses of $3,314,473 and $1,812,945 which represented ($0.06) and ($0.04) per share; respectively. The increase from 2007 to 2008 was $1,501,528 (82.8%) . These figures are indicative of high levels of activities related to our efforts to develop, study and establish financing for our geothermal interests, as detailed below.

Operating Revenues

On January 3, 2008, the Company’s first plant became commercially operational. As a result, the Company began receiving operating revenues for management fees and lease and royalty payments.

Gain/Loss on Operations of Subsidiary

The Company’s share of the operating profit/loss from the Company’s major subsidiary was a gain in 2008 ($6,479) as opposed to a loss in 2007 ($3,365), an improvement of $9,844 from the prior year. According to contractual allocation of profits/losses (USG portion 1%) and renewable energy credits (USG portion 70%), the company can show a profit even though RREI reflects a loss for the period. The subsidiary began commercial operations in January 2008 and costs are being incurred to optimize production levels. The Raft River Unit I plant is currently operating at between 9.6 to 11.7 megawatts output which is still below the design capacity. The plant has not yet been able to drop the purchases of third party power to run the production pumps as originally planned. The pump power purchases have increased the plant operating costs.

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

Contractual Obligations

As of March 31, 2009, the following table denotes contractual obligation by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$538,841	$143,377	$208,971	$87,702	$98,791
Capital Leases	49,943	10,998	24,573	14,372	0
Stock Compensation Payable	1,933,255	109,504	1,545,038	278,713	0

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

Item 8. Financial Statements and Supplementary Data

The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the consolidated financial statements that are a part of this Report (See Part IV, Item 15, exhibit 13.1) . Other financial information and schedules are included in the consolidated financial statements that are a part of this Report.

PART IV

Item 15. Exhibits

(a)

The following documents are filed as a part of this report:

1.

Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.

Financial Statement Schedules.

See Exhibit 13.2 for the following Financial Statement Schedules filed as part of this report:

Financial Statements for Raft River Energy I LLC

Report of Independent Auditors

Balance Sheets at November 28, 2008 and November 30, 2007

Statements of Operations for the periods ended November 28, 2008 and November 30, 2007

Statements of Cash Flows

Statement of Members’ Equity

Notes to the Financial Statement

3.

Exhibits. See subparagraph (b) below.

(b)

Exhibits.

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
10.1

Agreement between U.S. Geothermal Inc. and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to exhibit 10.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between U.S. Geothermal Inc. and Vulcan Power Company (Incorporated by reference to exhibit 10.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Amendment No. 2 to “Agreement by and between U.S. Geothermal Inc. and Vulcan Power Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.7

Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.14	Employment Agreement dated January 1, 2009 with Kerry D. Hawkley (Incorporated by reference to exhibit 10.16 to the registrant’s Form 10-K annual report as filed on June 15, 2009)
10.15	Employment Agreement dated January 1, 2009 with Douglas J. Glaspey (Incorporated by reference to exhibit 10.16 to the registrant’s Form 10-K annual report as filed on June 15, 2009)
10.16

Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.15 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.17

Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.16 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.18

First Amended and Restated Merger Agreement dated November 30, 2003 among U.S. Cobalt Inc., EverGreen Power Inc., U.S. Geothermal Inc., and the stockholders of U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.17 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.19	Agreement with Dundee Securities Corporation dated June 28, 2004 (Incorporated by reference to exhibit 10.18 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.20

Amended and Restated Stock Option Plan of U.S. Geothermal Inc. dated September 29, 2006. (Incorporated by reference to exhibit 10.23 to the registrant’s Form SB-2 registration statement as filed on October 2, 2006.)

10.21

Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.22

Engineering, Procurement and Construction Agreement dated December 5, 2005 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006) *

10.23

Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 2, 2006)

10.24

Letter of Intent from Eugene Water and Electric Board to U.S. Geothermal Inc. dated February 22, 2006 (Incorporated by reference to exhibit 10.27 to the registrant’s Form SB-2 as filed on September 29, 2006).

10.25

Renewable Energy Credits Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form SB-2 as filed on September 29, 2006).

10.26

Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant’s Form 10-QSB quarterly report as filed on August 12, 2005)

10.27

Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.28

Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form SB-2 as filed on September 29, 2006).

10.29

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006)

10.30

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).

10.31(2)	Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC
10.32

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

10.41(2)	Report of Independent Registered Public Accounting Firm
10.42

Water Rights Purchase Agreement Michael B. Stewart and U.S. Geothermal Inc. dated March 31, 2008 (Incorporated by reference as exhibit 99.2 to the registrants Form 8-K current report as filed on April 7, 2008.)

13.1(2)	Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2009
13.2 (2)	Financial Statements Raft River Energy I LLC at November 28, 2008 and November 30, 2007 and for the periods then ended together with the Report of the Independent Auditors
21.1(1)	Subsidiaries of the Registrant
23.1(2)	Consent of BehlerMick P.S.
23.2(2)	Consent of GeothermEx Inc.
23.3(2)	Consent of Teplow Geologic
23.4(2)	Consent of Black Mountain Technology
23.5(2)	Consent of PricewaterhouseCoopers LLP
23.6(2)	Consent of Geothermal Science, Inc.
31.1(2)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(2)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) – Previously filed.         (2) – Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.

October 23, 2009
/s/ Daniel J. Kunz
Daniel J. Kunz
Chief Executive Officer and President
(Principal Executive Officer)