Form 10-Q/A
period 2009-06-30
US GEOTHERMAL INC
filed 2009-10-23
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No.1)

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

(208)-424-1027
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.   Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]      No [  ]

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

62,081,882 shares of Common Stock, $0.001 par value, outstanding at October 23, 2009

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed on August 10, 2009 (the “Original Filing”), is being filed by U.S. Geothermal Inc. (the “Company”) to amend and restate our financial statements for the period then ended. In addition, we are filing an amendment to our Annual Report on Form 10-K/A for the year ended March 31, 2009 to amend and restate financial statements and other financial information for the years ended March 31, 2009, 2008 and 2007.

In the Company’s previously issued financial statements, the Company allocated the profits and losses relating to our investment in Raft River Energy I LLC (RREI) based on net capital contribution percentages. Subsequent to the issuance of our financial statements for the quarter ended June 30, 2009, our management determined that the calculations for estimating the value of our investment in RREI needed to be adjusted to the hypothetical liquidation at book value estimation methodology.

This Amendment No. 1 to Form 10-Q/A amends and restates Item 1 – Financial Statements only. It does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

ITEM 1.

FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K and 10-K(A) for the year ended, March 31, 2009. The results of operations for the three months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2010.

U.S. GEOTHERMAL INC.
_____________________

Consolidated Financial Statements (RESTATED)

June 30, 2009

U.S. GEOTHERMAL INC. CONSOLIDATED BALANCE SHEETS (Stated in U.S. Dollars)

	(Restated
	and Unaudited)
	June 30, 2009	March 31, 2009

ASSETS

Current:
Cash and cash equivalents	$1,405,042	$3,452,091
Restricted cash (note 4)	485,000	485,000
Receivable from subsidiary	1,584,435	271,475
Trade accounts receivable	123,024	114,424
Other current assets	134,183	135,805
Total current assets	3,731,684	4,458,795

Investment in equity securities	193,590	150,169
Investment in subsidiary (Note 5)	18,560,364	18,501,533
Property, plant and equipment, net of accumulated depreciation (note 6)	13,149,542	13,156,700
Intangible assets, net of accumulated amortization (note 7)	16,128,344	16,184,146
Total assets	$51,763,524	$52,451,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$887,937	$449,559
Related party accounts payable	16,020	2,491
Current portion of capital lease obligation	11,203	10,998
Total current liabilities	915,160	463,048
Long-term Liabilities:
Capital lease obligation, less current portion	36,072	38,945
Stock compensation payable	1,933,255	1,933,255
Total liabilities	2,884,487	2,435,248
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
62,033,882 shares at March 31, 2009 and
62,033,882 shares at June 30, 2009	62,034	62,034
Additional paid-in capital	65,334,701	64,694,849
Accumulated other comprehensive income	128,156	95,891
Accumulated deficit	(17,318,880)	(15,514,911)
	48,206,011	49,337,863

Non-controlling Interest (note 15)	673,026	678,232
Total stockholders’ equity	48,879,037	50,016,095
Total liabilities and stockholders’ equity	$51,763,524	$52,451,343

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(Stated in U.S. Dollars)

	(Unaudited)
	Three Months Ended June 30,
	2009	2008

Operating Revenues:
San Emidio plant energy sales	$243,752	$273,635
Land, water, and mineral rights lease	29,484	22,500
Management fees	62,500	62,500
Gain from investment in subsidiary	58,831	97,464
Total operating revenues	394,567	456,099
Operating Expenses:
Consulting fees	-	40,633
Corporate admin and development	130,701	274,673
Professional and management fees	264,141	287,692
Salaries and wages	256,405	314,741
Stock based compensation	639,852	741,308
Travel and promotion	52,572	64,555
San Emidio plant operations	832,834	489,404
Lease and equipment repair	52,137	42,427
Total operating expenses	2,228,642	2,255,433
Loss from Operations	(1,834,075)	(1,799,334)
Other Income (Loss):
Foreign exchange gain (loss)	11,156	(2,820)
Other income (loss)	3,077	-
Interest income	10,667	60,277
Total other income	24,900	57,457
Net Loss	(1,809,175)	(1,741,877)
Net loss attributable to the non-controlling interest	5,206	-
Net Loss attributable to U.S. Geothermal Inc.	(1,803,969)	(1,741,877)
Other Comprehensive Income:
Unrealized gain on investment in equity securities	32,265	-

Comprehensive Loss attributable to U.S. Geothermal, Inc.	$(1,771,704)	$(1,741,877)

Basic and Diluted Net Loss per Share	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	62,033,882	59,949,116

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2009	2008

Operating Activities:
Net loss	$(1,803,969)	$(1,741,877)
Add non-cash items:
Depreciation and amortization	241,881	167,245
Gain of operations of subsidiary	(58,831)	(97,464)
Loss on disposal/sale of equipment	900	-
Foreign exchange gain	(11,156)	-
Non-controlling interest loss	(5,206)	-
Stock based compensation	639,852	741,308
Change in non-cash working capital items:
Accounts receivable	(1,321,560)	(149,423)
Accounts payable and accrued liabilities	467,173	(102,519)
Prepaid expenses and other assets	1,622	(30,562)
Total cash used by operating activities	(1,849,294)	(1,213,292)

Investing Activities:
Purchases of property, equipment and intangible assets	(195,587)	(18,972,209)
Proceeds from sale of equipment	500	-
Cash released from (restricted by) external restrictions	-	(200,000)
Cash released from escrow for property acquisition	-	11,310,686
Investment in subsidiaries and equity securities	-	(374,795)
Total cash used by investing activities	(195,087)	(8,236,318)

Financing Activities:
Principal payments on capital lease obligation	(2,668)	-
Issuance of share capital, net of share issue cost	-	13,718,168
Total cash provided (used) by financing activities	(2,668)	13,718,168

Increase (Decrease) in Cash and Cash Equivalents	(2,047,049)	4,268,558

Cash and Cash Equivalents, Beginning of Period	3,452,091	4,877,252

Cash and Cash Equivalents, End of Period	$1,405,042	$9,145,810

Supplemental Disclosure:
Non-cash investing and financing activities:
Amendment to geothermal lease with common stock	$-	$783,000
Purchase of property and equipment on account	15,266	19,338

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the Year Ended March 31, 2009 and the Three Months Ended June 30, 2009 (Stated in U.S. Dollars)

	Number of	Common	Additional Paid-In	Accumulated	Accumulated Comprehensive	Non-controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at April 1, 2008	55,339,253	$55,339	$48,532,730	$(10,327,157)	$-	-	$38,260,912

Capital stock issued as result of a private placement closed April 28, 2008, net of issuance costs	6,382,500	6,383	13,711,784	-	-	-	13,718,167
Capital stock issued for amendment to royalty agreement with the Kosmos Company	290,000	290	782,710	-	-	-	783,000
Shares issued for stock options and warrants exercised	22,134	22	10,418	-	-	-	10,440
Adjustment to entitlement shares from consolidated Mango and US Cobalt stock consolidations	(5)	-	-	-	-	-	-
Formation contribution by non-controlling interest (Gerlach Green Energy, LLC)						697,000	697,000
Stock compensation liability	-	-	1,657,207	-	-	-	1,657,207
Unrealized gain on investment	-	-	-	-	95,891	-	95,891
Net loss for the period	-	-	-	(5,187,754)	-	(18,768)	(5,206,522)
Balance at March 31, 2009	62,033,882	62,034	64,694,849	(15,514,911)	95,891	678,232	50,016,095

Stock compensation liability	-	-	639,852	-	-	-	639,852
Unrealized gain on investment	-	-	-	-	32,265	-	32,265
Net loss for the period – unaudited	-	-	-	(1,803,969)	-	(5,206)	(1,809,175)
Balance at June 30, 2009 – unaudited & restated	62,033,882	$62,034	$65,334,701	$(17,318,880)	$128,156	673,026	$48,879,037

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

These financial statements have been restated to reflect the correction of an error to record the carrying value of our investment in the subsidiary Raft River Energy I LLC under the hypothetical liquidation at book value method, as further described in Note 2- Restatement of Consolidated Financial Statements for a Correction of an Error.

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

NOTE 2-

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR CORRECTION OF AN ERROR

The Company’s prior accounting for its investment in Raft River Energy I LLC, under closer review, has proved to be in error and the correction will cause the Company to recognize additional income as described below.

The Amended and Restated Operating Agreement contains certain complex liquidation preference provisions which require certain distributions to each of the Members in the event that a liquidation occurs. According to the operating agreement, upon liquidation and, after payment of all outstanding debts, any remaining funds would be distributed to the Members in accordance to their positive capital account balance ratio. Certain contract provisions contain allocation of profit and loss items to arrive at the capital account balances. Since the Company is currently the minority member recording their investment in RREI under the equity method, we will modify our allocations to utilize a hypothetical liquidation at book value (“HLBV”) at each balance sheet date to value our investment. In prior reports, the allocation has been calculated using net capital contribution ratios. Because we have modified our approach to use the HLBV method from the inception of the RREI entity, certain adjustments were necessary to reflect this correction of an error in the financial statements of the Company. Changes to the financial statements of the Company are reflected in the following table:

			As Previously
Statement Date	Line Item	As Restated	Reported	Difference
March 31, 2009	Investment in Subsidiary	$18,501,533	$17,588,888	$912,645
	Accumulated Deficit	(15,514,911)	(16,427,556)	912,645
June 30, 2009	Investment in Subsidiary	$18,560,364	$17,040,122	$1,520,242
	Accumulated Deficit Gain on investment Net Loss EPS	$(17,318,880) 58,831 (1,803,969) (0.03)	$(18,839,122) (548,766) (2,411,566) (0.04)	$1,520,242 607,597 607,597 0.01
June 30, 2008	Gain on investment	$97,464	$(40,125)	$137,589
	Net Loss EPS	$(1,741,877) (0.03)	$(1,879,466) (0.04)	$137,589 0.01

Where necessary, throughout our financial statements and the notes thereto, the information has been corrected to reflect the restated amounts.

An investment in a northwest British Columbia geothermal prospect totaling $4,964 and $4,965 for the years ended June 30, 2009 and June 30, 2008 is also recorded on the balance sheet as an investment in subsidiary in addition to the investment in Raft River Energy I LLC.

NOTE 3 -

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

At June 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,794,000 (March 31, 2009 - $3,464,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2009.

The significant components of the deferred tax asset at June 30, 2009 and March 31, 2009 were as follows:

	June 30,	March 31,
	2009	2009
Estimated net operating loss carry forward	$11,158,000	$10,187,000

Deferred tax asset	$3,794,000	$3,464,000
Deferred tax asset valuation allowance	(3,794,000)	(3,464,000)
Net deferred tax asset	$-	$-

At June 30, 2009, the Company has net operating loss carry forwards of approximately $11,158,000 ($10,187,000 in March 31, 2009), which expire in the years 2023 through 2029. The change in the allowance account from March 31, 2009 to June 30, 2009 was $330,000.

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

NOTE 5 –

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

Effective December 26, 2008, the fiscal year for RREI was changed to a calendar year due to the conversion of Goldman Sachs to a bank holding company. RREI’s latest financial information is summarized as follows:

	(Unaudited) As of December	As of November	As of November 30,
	26, 2008	28, 2008	2007

Total current assets	$1,554,044	$1,994,238	$234,382
Property and equipment	49,676,148	50,016,779	50,055,675
	$51,230,192	$52,011,017	$50,290,057

Total liabilities	$500,629	$1,434,413	$4,252,786
Total members’ equity	50,729,563	50,576,604	46,037,271
	$51,230,192	$52,011,017	$50,290,057

	(Unaudited)	Fiscal Year	Fiscal Year
	Month Ended	Ended	Ended
	December 26,	November 28,	November 30,
	2008	2008	2007

Operating revenues	$538,309	$4,880,303	$96,743
Operating earnings (loss)	152,483	(380,958)	(929,615)
Net earnings (loss)	152,960	(448,593)	(834,234)

U.S. Geothermal Inc., portion of net earnings (loss)	$37,089	$406,222	$(8,342)

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

Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. Raft River Energy I is a voting interest entity recorded on the financial records of the Company as an equity investment. For book and income tax purposes, Raft River I Holdings, LLC will receive a greater proportion of the share of losses and other income tax benefits. During the initial years of operations Raft River I Holdings, LLC will receive a larger allocation of cash distributions. The Company’s investment in the Raft River Energy I entity has changed since March 31, 2006 as follows:

Year ended	Activity	Increase (Decrease) in Investment
March 31, 2006	Investment Account Balance	883,437
	Capital Contributions	5,480,277
	Allocation of profit/loss	(3,365)
March 31, 2007	Investment Account Balance	6,360,349
	Capital Contributions	10,641,871
	Allocation of profit/loss	6,479
	Prepaid amount	97,000
March 31, 2008	Investment Account Balance	17,105,699
	Capital Contributions	948,054
	Allocation of profit/loss	539,815
	Prepaid amount	(97,000)
March 31, 2009	Investment Account Balance	18,496,568
	Allocation of profit/loss	58,832
June 30, 2009	Investment Account Balance	18,555,400

An investment in a northwest British Columbia geothermal prospect totaling $4,964 and $4,965 for the years ended June 30, 2009 and June 30, 2008 is also recorded on the balance sheet as an investment in subsidiary in addition to the investment in Raft River Energy I LLC.

NOTE 6 -

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

NOTE 7 –

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

NOTE 8 -

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

NOTE 9 -

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

NOTE 10 -

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

NOTE 11 –

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

NOTE 12 -

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

NOTE 13 -

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

		Canadian	U.S. GAAP	Canadian
Consolidated Balance	U.S. GAAP	GAAP	March 31,	GAAP March
Sheets	June 30, 2009	June 30, 2009	2009	31, 2009
Plant, Property and Equipment	$13,149,542	$13,590,153	$13,156,700	$13,597,311
Intangible Assets	16,128,344	16,128,344	16,184,146	16,184,146
Total Assets	51,763,524	52,204,135	52,451,343	52,891,954
Stockholders’ Equity	48,206,011	48,646,622	49,337,863	49,778,474
Total Liabilities and Stockholders’ Equity	$51,763,524	$52,204,135	$52,451,343	$52,891,954

	U.S. GAAP	Canadian	U.S. GAAP	Canadian
Consolidated Statements	Three Months	GAAP Three	Year ended	GAAP Year
of Operations and	Ended June	Months Ended	March 31,	ended March
Comprehensive Loss	30, 2009	June 30, 2009	2009	31, 2009
Loss from Operations	$(1,834,075)	$(1,834,075)	$(5,324,666)	$(5,324,666)
Net Loss	$(1,803,969)	$(1,803,969)	$(5,187,754)	$(5,187,754)

NOTE 14 -

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

NOTE 15 –

JOINT VENTURES

Raft River Energy I LLC

Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At fiscal year end, the Company had contributed approximately $17.9 million in cash and property, and Raft River I Holdings, LLC has contributed approximately $34 million in cash. Profits and losses are allocated to the members based upon hypothetical liquidation at book value method. For income tax purposes, Raft River I Holdings, LLC will receive a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which will be distributed 99% to Raft River I Holdings, LLC and 1% to the Company during the first 10 years of production. During the initial years of operations Raft River I Holdings, LLC will receive a larger allocation of cash distributions. During the initial term of the agreement, the Company accounts for its investment in this LLC under the equity method as a voting interest entity.

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

NOTE 16 –

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

ITEM 6. EXHIBITS

(a)

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC. (Registrant)

Date: October 23, 2009	By:	/s/ Daniel J. Kunz .
Daniel J. Kunz President and Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2009	By:	/s/ Kerry D. Hawkley
Kerry D. Hawkley Chief Financial Officer (Principal Financial and Accounting Officer)