Form 10-Q
period 2009-09-30
US GEOTHERMAL INC
filed 2009-11-10
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2009

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from
____________

to
____________

Commission File Number: 001-34023

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of October 30, 2009
Common stock, par value	62,131,882
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the 2nd Quarter Ended September 30, 2009

INDEX

PART I – Financial Information
Item 1 - Financial Statements (Unaudited)	5
Interim Consolidated Balance Sheets - September 30, 2009 and March 31, 2009	6
Interim Consolidated Statements of Operations – Six Months Ended September 30, 2009 and September 30, 2008	7
Interim Consolidated Statements of Cash Flow – Six Months Ended September 30, 2009 and September 30, 2008	8
Interim Consolidated Statement of Stockholders’ Equity – Year Ended March 31, 2009 and Six Months Ended September 30, 2009	9
Notes to Interim Consolidated Financial Statements	10
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
- General Background and Discussion	29
- Operating Results	34
- Off Balance Sheet Arrangements	35
- Liquidity and Capital Resources	35
- Potential Acquisitions	36
- Critical Accounting Policies	36
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	37
Item 4 - Controls and Procedures	37
PART II – Other Information	38
Item 1 - Legal Proceedings	38
Item 1A - Risk Factors	38
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3 - Defaults Upon Senior Securities	38
Item 4 - Submission of Matters to a Vote of Security Holders	38
Item 5 - Other Information	38
Item 6 - Exhibits and Reports	38

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s 10-K for the year ended, March 31, 2009. The results of operations for the six months ended September 30, 2009 and September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2010.

U.S. GEOTHERMAL INC.

______

Consolidated Financial Statements
 September 30, 2009

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)	(Restated)
	September 30, 2009	March 31, 2009
ASSETS
Current:
Cash and cash equivalents	$9,996,609	$3,452,091
Restricted cash (note 3)	585,000	485,000
Receivable from subsidiary	910,649	271,475
Trade accounts receivable	271,768	114,424
Other current assets	100,803	135,805
Total current assets	11,864,829	4,458,795
Investment in equity securities	267,582	150,169
Investment in subsidiary (note 4)	18,193,743	18,501,533
Property, plant and equipment, net of accumulated depreciation (note 5)	14,081,974	13,156,700
Intangible assets, net of accumulated amortization (note 6)	16,063,083	16,184,146
Total assets	$60,471,211	$52,451,343
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$841,250	$449,559
Related party accounts payable	1,103	2,491
Current portion of capital lease obligation	11,413	10,998
Total current liabilities	853,766	463,048
Long-term Liabilities:
Capital lease obligation, less current portion	33,145	38,945
Stock compensation payable	1,933,255	1,933,255
Promissory note payable (note 8)	230,000	-
Total liabilities	3,050,166	2,435,248
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
62,033,882 shares at March 31, 2009 and
62,081,882 shares at September 30, 2009	62,082	62,034
Stock issuable (note 9)	9,120,294	-
Additional paid-in capital	65,808,055	64,694,849
Accumulated other comprehensive income	202,148	95,891
Accumulated deficit	(18,441,404)	(15,514,911)
	56,751,175	49,337,863
Non-controlling interest (note 16)	669,870	678,232
Total stockholders’ equity	57,421,045	50,016,095
Total liabilities and stockholders’ equity	$60,471,211	$52,451,343

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008*	2009	2008*
Operating Revenues:
Energy sales, San Emidio	$540,841	$529,383	$784,593	$803,018
Energy credit sales, San Emidio	26,470	-	26,470	-
Land, water, and mineral rights lease	22,500	22,500	51,984	45,000
Management fees	62,500	62,500	125,000	125,000
Gain from investment in subsidiary	82,311	213,226	141,143	316,303
Total operating revenues	734,622	827,609	1,129,190	1,289,321
Operating Expenses:
Consulting fees	2,574	37,017	2,574	77,650
Corporate admin and development	183,501	155,356	314,202	412,317
Professional and management fees	368,865	254,197	633,006	541,888
Salaries and wages	228,249	308,397	484,654	623,138
Stock based compensation	406,099	319,342	1,045,950	1,060,650
Travel and promotion	77,279	306,578	129,851	371,132
Plant operations, San Emidio	613,429	715,221	1,446,263	1,204,626
Lease and equipment repair	11,180	54,029	63,318	114,168
Total operating expenses	1,891,176	2,150,137	4,119,818	4,405,569
Loss from Operations	(1,156,554)	(1,322,528)	(2,990,628)	(3,116,248)
Other Income (Loss):
Foreign exchange gain (loss)	-	(707)	11,156	(3,527)
Interest income	30,873	51,054	44,617	111,331
Total other income	30,873	50,347	55,773	107,804
Net Loss	(1,125,681)	(1,272,181)	(2,934,855)	(3,008,444)
Net loss attributable to the non-controlling interest	3,156	-	8,362	-
Net Loss Attributable to U.S. Geothermal Inc.	(1,122,525)	(1,272,181)	(2,926,493)	(3,008,444)
Other Comprehensive Income:
Unrealized gain on investment in equity securities	73,992	-	106,257	-
Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(1,048,533)	$(1,272,181)	$(2,820,236)	$(3,008,444)
Basic And Diluted Net Loss Per Share	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted Average Number of Shares
Outstanding for Basic and Diluted Calculations	62,037,078	62,011,753	62,035,489	61,011,601

* - As Restated.

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008*	2009	2008*
Operating Activities:
Net loss	$(1,122,525)	$(1,272,181)	$(2,926,493)	$(3,008,444)
Add non-cash items:
Depreciation	249,530	228,545	491,411	395,790
Gain on operations of subsidiary	(82,311)	(213,225)	(141,143)	(316,303)
Foreign exchange gain	-	-	(11,156)	-
Gain on disposal of equipment	-	-	900	-
Stock based compensation	406,099	319,342	1,045,950	1,060,650
Non-controlling interest loss	(3,156)	-	(8,362)	-
Change in non-cash working capital items:
Accounts receivable	525,042	(17,512)	(796,518)	(166,935)
Accounts payable and accrued liabilities	(405,846)	367,052	61,327	264,533
Prepaid expenses & other	33,380	(247,765)	35,002	(278,327)
Total cash used by operating activities	(399,787)	(835,744)	(2,249,082)	(2,049,036)
Investing Activities:
Purchases of property, plant and equipment	(772,459)	(1,402,594)	(968,046)	(20,374,803)
Cash released from (restricted by) external restrictions	(100,000)	-	(100,000)	(200,000)
Cash released from escrow for property acquisition	-	-	-	11,310,686
Proceeds from sale of equipment	-	-	500	-
Distribution from (investment in) subsidiaries	448,933	(565,305)	448,933	(940,100)
Total cash provided (used) by investing activities	(423,526)	(1,967,899)	(618,613)	(10,204,217)
Financing Activities:
Issuance of share capital, net of share issue cost	67,303	-	67,304	13,718,168
Issuance of subscription receipts	9,120,294	-	9,120,294	-
Proceeds from promissory note	230,000	-	230,000	-
Principal payments on capital lease	(2,717)	-	(5,385)	-
Total cash provided by financing activities	9,414,880	-	9,412,213	13,718,168
Increase (Decrease) in Cash and Equivalents	8,591,567	(2,803,643)	6,544,518	1,464,915
Cash and Equivalents, Beginning of Period	1,405,042	9,145,810	3,452,091	4,877,252
Cash and Cash Equivalents, End of Period	$9,996,609	$6,342,167	$9,996,609	$6,342,167
Supplemental Disclosure:
Non-cash investing and financing activities:
Amendment to geothermal lease with common stock	$-	$-	$-	$783,000
Purchase of property and equip. on account	344,242	439,213	328,976	458,551
* - As Restated

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2009 and the Six Months Ended September 30, 2009
(Stated in U.S. Dollars)

			Additional			Accumulated	Non-
	Number of	Common	Paid-In	Stock	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Issuable	Deficit	Income	Interest	Totals
Balance at April 1, 2008	55,339,253	$55,339	$48,532,730	$-	$(10,327,157)	$-	$-	$38,260,912
Capital stock issued as result of a private placement closed April 28, 2008, net of issuance costs	6,382,500	6,383	13,711,784	-	-	-	-	13,718,167
Capital stock issued for amendment to royalty agreement with the Kosmos Company	290,000	290	782,710	-	-	-	-	783,000
Shares issued for stock options and warrants exercised	22,134	22	10,418	-	-	-	-	10,440
Adjustment to entitlement shares from consolidated Mango and US Cobalt stock consolidations	(5)	-	-	-	-	-	-	-
Formation contribution by non-controlling interest (Gerlach Green Energy, LLC)	-	-	-	-	-	-	697,000	697,000
Stock compensation liability	-	-	1,657,207	-	-	-	-	1,657,207
Unrealized gain on investment	-	-	-	-	-	95,891	-	95,891
Net loss for the period - restated	-	-	-	-	(5,187,754)	-	(18,768)	(5,206,522)
Balance at March 31, 2009 - restated	62,033,882	62,034	64,694,849	-	(15,514,911)	95,891	678,232	50,016,095
Stock options granted	48,000	48	67,256	-	-	-	-	67,304
Subscription receipts issued August 17, 2009 (note 9)	-	-	-	9,120,294	-	-	-	9,120,294
Stock compensation liability	-	-	1,045,950	-	-	-	-	1,045,950
Unrealized gain on investment	-	-	-	-	-	106,257	-	106,257
Net loss (gain) for the period – unaudited	-	-	-	-	(2,926,493)	-	(8,362)	(2,934,855)
Balance at September 30, 2009 – unaudited	62,081,882	$62,082	$65,808,055	$9,120,294	$(18,441,404)	$202,148	$669,870	$57,421,045

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
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

These financial statements have been restated to reflect the correction of an error to record the carrying value of our investment in the subsidiary Raft River Energy I LLC under the hypothetical liquidation at book value method, as further described in Note 2- Restatement of Consolidated Financial Statements for a Correction of an Error in our Annual Report under Form 10-K, as amended.

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-K, as amended.

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	Gerlach Geothermal LLC (organized in the State of Delaware);
iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	USG Gerlach LLC (organized in the State of Delaware);
vii)	USG Oregon LLC (organized in the State of Delaware); and
viii)	U.S. Geothermal Guatemala, S.A.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2009 and March 31, 2009, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho. The accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At September 30, 2009, the Company held deposits of $89,036 that were not subject to FDIC insurance. The money market funds totaled $9,949,223, and are not subject to deposit insurance.

Allocation of Profits and Losses from Subsidiaries with Complex Ownership Structures

For subsidiaries that have contractually complex ownership rights, benefits and obligations, the Company utilizes the hypothetical liquidation at book value method (“HLBV”) for allocating profits and losses. This method utilizes the specific terms outlined in the subsidiary’s operating agreement or other authoritative documents. These terms may include cash disbursement terms, associated financial instruments, debt arrangements, and rights to specific revenue streams.

According to the operating agreement, upon liquidation and, after payment of all outstanding debts, any remaining funds would be distributed to the Members in accordance to their positive capital account balance ratio. Certain contract provisions contain allocation of profit and loss items to arrive at the capital account balances. Since the Company is currently the minority member recording their investment in RREI under the equity method, we utilize a hypothetical liquidation at book value at each balance sheet date to value our investment.

For our investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits, and 1% of all other profit and loss items. See note 4 Investments in Subsidiaries.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of September 30, 2009.

Stock Options Granted to Employees and Non-employees

The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all options is eighteen months.

Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select vendors for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

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

Earnings Per Share

The Company has adopted Financial Accounting Standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2009 and 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

Provision for Taxes

Income taxes are provided based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by accounting standards to allow recognition of such an asset.

At September 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,135,000 (March 31, 2009 - $3,464,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2009.

The significant components of the deferred tax asset at September 30, 2009 and March 31, 2009 were as follows:

	September 30,	March 31,
	2009	2009
Estimated net operating loss carry forward	$12,161,000	$10,187,000
Deferred tax asset	$4,135,000	$3,464,000
Deferred tax asset valuation allowance	(4,135,000)	(3,464,000)
Net deferred tax asset	$-	$-

At September 30, 2009, the Company has net operating loss carry forwards of approximately $12,161,000 ($10,187,000 in March 31, 2009), which expire in the years 2023 through 2029. The change in the allowance account from March 31, 2009 to September 30, 2009 was $671,000.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the three months ended September 30, 2009, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho. The Company will be required to file state income tax returns in the State of Oregon in future years. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2008, 2007, and 2006 which could be subject to agency examinations as of March 31, 2009. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted financial accounting principles.

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

Recent Accounting Pronouncements

Accounting Standards Codification

The FASB issued Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No.162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the ASC will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company does not expect the adoption of this standard to have a direct quantitative material impact on its financial position or results of operations. The Codification will directly impact all authoritative references to U.S. GAAP used by the Company.

Subsequent Events

The FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) (ASC 855-10-50-1). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	September	March 31,
State Agency	30, 2009	2009
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	125,000	25,000
	$585,000	$485,000

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

NOTE 4 – INVESTMENT IN SUBSIDIARIES

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

As of September 30, 2009, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

For periods prior to August 2006, the Company was the 100% owner of RREI and consolidated the loss. For the period August 2006 to September 2009, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the HLBV method.

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

		Increase (Decrease) in
Year ended	Activity	Investment

March 31, 2007	Investment Account Balance	$6,360,349
	Capital Contributions	10,641,871
	Allocation of profit/loss	6,479
	Prepaid amount	97,000
March 31, 2008	Investment Account Balance	17,105,699
	Capital Contributions	948,054
	Allocation of profit/loss	539,815
	Prepaid amount	(97,000)
March 31, 2009	Investment Account Balance	18,496,568
	Cash distributions	(448,933)
	Allocation of profit/loss	141,143
September 30, 2009	Investment Account Balance	$18,188,778

An investment in a northwest British Columbia geothermal prospect totaling $4,965 and $4,965 for the years ended September 30, 2009 and March 31, 2009 is also recorded on the balance sheet as an investment in subsidiary in addition to the investment in Raft River Energy I LLC.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended September 30, 2009, the Company primarily focused on drilling activities at Neal Hot Springs, Oregon. Well No. 5 at Neal Hot Springs (“NHS-5”) was substantially completed in October 2009. At September 30, 2009, construction in progress on NHS-5 amounted to over $741,000. The Company is planning to construct a new power plant on land that was acquired during the quarter in San Emidio, Nevada for approximately $262,000. Costs were incurred at San Emidio, Nevada for plant and well improvements that amounted to over $71,000.

During the three months ended June 30, 2009, costs were incurred at San Emidio, Nevada for plant improvements and a transmission line study which amounted to over $37,000 and $10,200; respectively. Expenditures that amounted to over $63,900 were made for studies, engineering, permitting and design activities to support the Neal Hot Springs, Oregon project.

Property, plant and equipment categories are summarized as follows:

	September 30,
	2009	March 31, 2009
Land	$652,507	$384,000
Power production plant	1,520,376	1,329,527
Wells	3,617,312	3,617,312
Furniture and equipment	732,394	704,887
	6,522,589	6,035,726
Less: accumulated depreciation	(1,035,718)	(686,471)
	5,486,871	5,349,255
Construction in progress	8,595,103	7,807,445
	$14,081,974	$13,156,700

The construction in progress consists of development activities at Raft River Unit 2, Idaho, Neal Hot Springs, Oregon and San Emidio, Nevada.

Depreciation expense was charged to operations for the following periods:

	September 30,	September 30,
	2009	2008
Three months ended	$180,647	$182,624
Six months ended	$353,647	$280,987

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:
	September 30,	March 31,
	2009	2009
Surface water rights	$4,766,864	$4,766,341
Geothermal and mineral rights	11,686,549	11,670,371
	16,453,413	16,436,712
Less: accumulated amortization	(390,330)	(252,566)
	$16,063,083	$16,184,146

	September 30,	September 30,
	2009	2008
Three months ended	$68,882	$45,921
Six months ended	$137,763	$114,803

NOTE 7 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contact includes a purchase of option of $5,345 the end of the lease term scheduled for November 2012. The schedule of minimum lease payments is as follows:

Period Ended September 30,	Principal	Interest	Totals
2010	$11,413	$2,903	$14,316
2011	12,284	2,032	14,316
2012	13,217	1,099	14,316
2013	7,644	87	7,731
	$44,558	$6,121	$50,679

NOTE 8 – PROMISORY NOTE PAYABLE

The company has purchased 40 acres of land and buildings on property adjacent to our San Emidio power plant facility. The note for $230,000 is payable in 24 successive monthly installments commencing on the second month following the date of disbursement. The first 23 payments consist of interest only on the outstanding principal at 3.25% per annum. The entire principal and the accrued interest are due on the final payment. The note is unsecured. In the event of an assignment for the benefit of creditors, application for the appointment of a receiver or filing of a voluntary or involuntary petition in bankruptcy by or against the Company, the holder may declare this note immediately due and payable in full.

NOTE 9 – SUBSCRIPTION RECEIPTS/STOCK ISSUABLE

The Company has entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for gross proceeds of approximately $10,935,000 CDN. Each Receipt will be automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. Exchange date will be the earlier of the date on which the receipt of a final prospectus to qualify the Common Stock and Warrants issuable upon exercise of the Subscription Receipts or four months and one day after the closing of the offering. The offering closed on August 17, 2009. Each Unit consists of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant will entitle the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock.

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended September 30, 2009, the Company issued 48,000 common shares to employees of the Company upon exercise of stock options at a strike price of $0.92.

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

NOTE 11 - STOCK BASED COMPENSATION

The Company has a stock option plan (the “Stock Option Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Option Plan is a 10% rolling plan approved by shareholders in September 2006, whereby the Company can grant options to the extent of 10% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2009, the Company can issue stock option grants totaling up to 6,208,188 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2009, the Company had 5,986,250 options granted and outstanding.

During the quarter ended September 30, 2009, the Company granted 80,000 stock options to employees exercisable at a price of $1.58 until September 23, 2014.

During the quarter ended June 30, 2009, the Company granted 1,795,000 stock options to employees and consultants exercisable at a price of $0.92 until May 26, 2014.

The following table reflects the summary of stock options outstanding at March 31, 2008 and changes during the year ended March 31, 2009 and the six months ended September 30, 2009:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2008	2,899,878	$1.35 CDN	$1.17	$3,401,421

Forfeited	(238,494)	0.98	0.63	(151,013)
Exercised	(22,134)	0.60 CDN	0.28	(6,093)
Granted	1,600,000	2.19	1.22	1,952,000
Balance outstanding, March 31, 2009	4,239,250	1.62	1.23	5,196,315
Forfeited	(80,000)	2.34	0.90	(71,906)
Granted	1,795,000	0.92	0.71	1,268,585
Balance outstanding, June 30, 2009	5,954,250	1.45	1.07	6,392,994
Exercised	(48,000)	0.92	0.70	(33,504)
Granted	80,000	1.58	1.04	31,100
Balance outstanding, September 30, 2009	5,986,250	$1.46	1.07	$6,390,590

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2009	2009
Dividend yield	0	0
Expected volatility	72-93%	71-82%
Risk free interest rate	0.46-1.32%	1.74-2.23%
Expected life (years)	3.00	3.25

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2009:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 0.72 CDN	12,500	0.08	12,500	$5,325
0.90 CDN	237,500	0.08	237,500	118,332
1.00 CDN	1,443,000	1.50	1,443,000	1,465,385
1.15 CDN	78,750	1.83	78,750	86,626
1.40 CDN	157,500	2.33	157,500	139,271
0.92	1,747,000	4.65	400,750	283,223
1.78	95,000	3.98	71,250	60,879
2.22	1,475,000	3.62	1,106,250	1,348,958
2.41	660,000	2.83	660,000	466,274
1.58	80,000	4.67	20,000	7,775

$ 1.46	5,986,250	3.14	4,187,500	$3,982,048

The following table summarizes information about the stock options outstanding at March 31, 2009:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 0.72 CDN	12,500	0.58	12,500	$5,325
0.90 CDN	237,500	0.58	237,500	118,332
1.00 CDN	1,443,000	2.00	1,443,000	1,465,385
1.15 CDN	78,750	2.33	78,750	86,626
1.40 CDN	157,500	2.83	157,500	139,271
1.78	95,000	4.48	47,500	40,586
2.22	1,505,000	4.12	752,500	917,596
2.41	710,000	3.33	710,000	501,598

$ 1.62	4,239,250	2.98	3,439,250	$3,274,719

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2008 and changes during the fiscal year ended March 31, 2009 and the six months ended September 30, 2009 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2008	419,375	$1.12 CDN	$1.43
Granted	1,600,000	2.19	1.22
Vested	(980,881)	2.25	1.26
Forfeited	(238,494)	0.98	0.63
Nonvested, March 31, 2009	800,000	2.19	1.20

Granted	1,795,000	0.92	0.71
Vested	(752,500)	1.44	0.92
Forfeited	(80,000)	2.34	0.90
Nonvested, June 30, 2009	1,762,500	1.22	0.81

Granted	80,000	1.58	1.04
Vested	(43,750)	1.69	0.64
Nonvested, September 30, 2009	1,798,750	1.22	0.80

As of September 30, 2009, there was $823,793 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at September 30, 2009 and at March 31, 2009 was $1,045,951 and $1,614,789; respectively.

Stock Purchase Warrants

At September 30, 2009, broker warrants at an exercise price of $2.34 totalled 191,475 and share purchase warrants for purchase of 3,191,250 shares at an exercise price of $3.00 remained outstanding. These warrants expire April 28, 2010.

NOTE 12 – FAIR VALUE MEASUREMENT

On April 1, 2008, the Company adopted the provisions related to its financial assets and liabilities measured at fair value on a recurring basis. Current U.S. generally accepted accounting principles establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of September 30, 2009 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$9,949,223	$9,949,223	$-	$-
Investment in equity securities	267,582	-	267,582	-
	$10,216,805	$9,949,223	$267,582	$-

As allowed by current financial reporting standards, the Company as elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

Changes in level 3 assets measured at fair value on a recurring basis for the six months ended September 30, 2009:

Amounts
Investment in equity securities:
Balance at March 31, 2009	$150,169
Purchases	-
Realized gains/losses	-
Foreign exchange loss	11,156
Unrealized gain included in other comprehensive income	106,257
Transfer out of classification	(267,582)
Balance at September 30, 2009	$-

The equity securities purchased in June 2008 are actively traded on a stock exchange; however, the securities held by the Company are subject to trading restrictions. Therefore, the investment was moved from level 3 to level 2.

NOTE 13 - RELATED PARTY TRANSACTIONS

At September 30, 2009 and March 31, 2009, the amounts of $1,103 and $2,491, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $910,649 and $271,475 at September 30, 2009 and March 31, 2009; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. During the six months ended September 30, 2009 and the year ended March 31, 2008, the Company received the following revenues from RREI:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2009	2009

Management fees	$125,000	$250,000
Lease and royalties	51,984	97,098

	$176,984	$347,098

The Company incurred the following transactions with directors and officers:

	Six Months
	Ended	Year Ended
	September 30,	March 31,
	2009	2009

Director fees	$30,000	$60,000

NOTE 14 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP September 30, 2009	Canadian GAAP September 30, 2009	U.S. GAAP March 31, 2009	Canadian GAAP March 31, 2009
Plant, Property and Equipment	$14,081,974	$14,522,585	$13,156,700	$13,597,311
Intangible Assets	16,063,083	16,063,083	16,184,146	16,184,146
Total Assets	60,471,211	60,911,822	52,451,343	52,891,954
Stockholders’ Equity	56,751,175	57,191,786	49,337,863	49,778,474
Total Liabilities and Stockholders’ Equity	$60,471,211	$60,911,822	$52,451,343	$52,891,954

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Six Months Ended September 30, 2009	Canadian GAAP Six Months Ended September 30, 2009	U.S. GAAP Year ended March 31, 2009	Canadian GAAP Year ended March 31, 2009
Loss from Operations	$(2,990,628)	$(2,990,628)	$(5,324,666)	$(5,324,666)
Net Loss	$(2,926,493)	$(2,926,493)	$(5,187,754)	$(5,187,754)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The Company incurred total lease expenses for six months ended September 30, 2009 and the year ended March 31, 2009, totaled $113,189 and $100,128; respectively.

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

The following is the total contracted lease obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
March 31,	Amount
2010	$143,377
2011	134,258
2012	74,713
2013	49,103
2014	46,599
Thereafter	98,791

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

Construction Contract

On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (“Ormat”) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of September 30, 2009, the Company retains $75,000 for release to Ormat upon Ormat’s completion of certain punch list items, namely, the repairs to the grounding grid and the reduction of the oversplash of water in the cooling tower. As a result of negotiations, Ormat issued a credit of $200,000 against an outstanding invoice. The Company paid the net amount due less the $200,000 and $75,000 retainage to secure release of a lien on the project filed by Ormat.

NOTE 16 – JOINT VENTURES

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

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through November 9, 2009, which is considered to be the issuance date. The following event was identified for disclosure:

Neal Hot Springs Project

At our Neal Hot Springs project, an infill geophysical program was carried out to increase the density of data to highlight suspected geologic targets and structures. Applications for four additional exploration wells to further delineate the geothermal resource with production and injection targets were approved by the state of Oregon. On October 15, 2009, the Company successfully completed well NHS-5, the second full size production well at the Neal Hot Springs project. Both wells were instrumented with pressure and temperature equipment during the flow test. Geologic information and flow data from the drilling and flow test is being incorporated into the ongoing development of a reservoir model of the Neal Hot Springs geothermal system. In addition to the drilling program for production-sized wells, the Company has a temperature gradient (“TG”) drilling program underway utilizing a small diameter drill hole. Five TG holes are already providing valuable temperature gradient data for the overall area that hosts the Neal Hot Springs reservoir.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 22 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. The Company anticipates receipt of a term sheet for a project loan from the U.S. Department of Energy for the Neal Hot Springs project which is currently undergoing due diligence review. Work also continues on a draft power purchase agreement that is projected to be completed soon. The $106 million project is expected to qualify for about $27 million under the ITC cash grant program and is currently planned to be online by the fourth quarter of 2011.

San Emidio – Department of Energy Grant

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio will apply innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture factures that represent high-productivity geothermal drilling targets.

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

For the quarter year ended September 30, 2009, the Company was focused on:

1)	optimizing the operation of the wellfield at the Raft River, Idaho geothermal project (“Raft River Unit I”);

2)	planning and permitting for drilling at the Gerlach Joint Venture;

3)	planning and permitting drilling and field development activities at Neal Hot Springs in Oregon;

4)	negotiating a PPA for the Neal Hot Springs Project and the San Emidio Repower Project;

5)	optimizing the operation of the San Emidio (formerly Empire) power plant in Nevada, and planning for repowering the existing plant;

6)	continuing due diligence for the Department of Energy Section 1703 loan guarantee program for the Neal Hot Springs Project; and

7)	the evaluation of potential new geothermal project acquisitions.

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

Raft River Unit I operated through the period at 96.8 percent availability and generated in a range of 7.1 to 10.0 net megawatts during the three month period averaging 8.2 megawatts. The reduction in output for the period was due to the loss of temperature from production well RRG-7, the mechanical failures in well RRG-1 and to increased seasonal temperatures.

In early January 2009, production well RRG-7 underwent a temperature decline that has reduced the inlet fluid temperature to the power plant by approximately 4 degrees Fahrenheit. At the same time of the temperature change, fluid flow increased. Power generation has been reduced by an estimated 1megawatt due to the lower temperature fluid. It was determined that the cement in a lap joint had failed and a mechanical packer was installed to reduce the cold water inflow, but was unsuccessful. A remediation program is planned that will “squeeze” cement into the lap joint and plug off the cold water flow to return the well temperature and increase power plant generation.

Production well RRG-1 experienced two mechanical breakdowns which reduced power generation for the plant. The first breakdown occurred in early June, when the production casing separated at a threaded joint and the pump and casing had to be pulled and replaced. The second breakdown occurred in late August when the pump suffered a mechanical failure. In total, 48 days of production were lost due to the mechanical problems in well RRG-1.

The Company has been selected by the U.S. Department of Energy (“DOE”) to enter into due diligence review on an $85 million project loan for its Neal Hot Springs project in eastern Oregon. The DOE loan is expected to provide 80% of the $106 million estimated total capital cost. Construction of a binary cycle power plant utilizing significantly improved technology is expected to begin in mid 2010. The new plant, designed to deliver 22 megawatts (“MW”) of power net to the grid, is scheduled to begin commercial operations in late 2011. The DOE loan is anticipated to be a combined construction and long term loan and provide the project with a low cost annual interest rate.

On February 26, 2009 U.S. Geothermal submitted an application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The company was notified that its project application is complete, the power plant technology choice qualifies as new or improved under the program, and the project has been selected to proceed in the project loan process.

The renewable energy is expected to be sold under a long term power purchase agreement that is currently under advanced negotiations.

As we enter into due diligence with the DOE on this important $85 million loan we can now work to complete the balance of the project requirements necessary to construct an advanced and highly efficient geothermal power plant.”

At our Neal Hot Springs project, an infill geophysical program was carried out to increase the density of data to highlight suspected geologic targets and structures. Applications for four additional exploration wells to further delineate the geothermal resource with production and injection targets were approved by the state of Oregon on September 11th and drilling of the second production well, NHS-5, began on September 18th. October 15th, the Company successfully completed well NHS-5, the second full size production well at the Neal Hot Springs project located in eastern Oregon. NHS-5 encountered several lost circulation zones within the targeted horizon and intercepted a large aperture fracture at 2,796 feet resulting in a total loss of circulation. The well was completed to a depth of 2,896 feet. An initial 16 hour flow test completed using air lift produced fluid at a rate of 1,500 gallons per minute and resulted in a down hole flowing temperature of 286º F (141º C). The reservoir-hosting fracture zone intersected in NHS-5 is 509 feet deeper in the geologic system than the large producing fracture intersected by NHS-1 which is located approximately 600 feet to the southeast. Both wells were instrumented with pressure and temperature equipment during the flow test. Geologic information and flow data from the drilling and flow test is being incorporated into the ongoing development of a reservoir model of the Neal Hot Springs geothermal system.

In addition to the drilling program for production-sized wells, the company has a temperature gradient (“TG”) drilling program underway utilizing a small diameter drill hole. Five TG holes ranging in depth from 500 to 900 feet have been completed, and are already providing valuable temperature gradient data for the overall area that hosts the Neal Hot Springs reservoir. Currently, another seven TG holes will be drilled with three of the holes expected to reach a depth of 1,500 feet in areas near the identified production zone.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 22 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. The Company anticipates receipt of a term sheet for a project loan from the U.S. Department of Energy for the Neal Hot Springs project which is currently undergoing due diligence review. Work also continues on a draft power purchase agreement that is projected to be completed soon. The $106 million project is expected to qualify for about $27 million under the ITC cash grant program and is currently planned to be online by the fourth quarter of 2011.

All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by the Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Private right-of-ways for the transmission line have been acquired and preliminary engineering designs have been initiated. Subsequent to the end of the quarter, the Malheur County Planning Commission approved and issued the Conditional Use Permit for construction of the Neal Hot Springs power plant.

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on stand by), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation.

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

The pump in production well 75B-16 failed after 5 years of service in late May and was repaired in early June resulting in 13 days of reduced production through the plant. OEC No. 11, one of the four power generation units, was shut down for a turbine rebuild, repair and retubing of the condenser during part of May, all of June and July. With substantial repairs complete, the average generation for the period increased from 2.0 megawatts in June to 2.6 megawatts in August.

A System Feasibility Study was initiated with Sierra Pacific Power Corporation to begin the FERC mandated transmission study process for the San Emidio replacement in July 2008. The study is examining two levels of power generation, 15 megawatts and 45 megawatts, several transmission routes and the costs associated with each level of generation. The System Impact Study, the second phase of interconnection study process, was completed in July and confirmed that the existing transmission system was able to handle up to 15 megawatts of transmission. Subsequent to the end of the quarter, the third phase study, the Interconnection Facilities Study for the 15 megawatt option, was completed in October. A draft interconnection agreement is expected from Sierra Pacific Power before year end.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio will apply innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture factures that represent high-productivity geothermal drilling targets.

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

In January 2009, Congress extended the federal production tax credit (“PTC”) for renewable energy power plants for all projects initiating commercial production prior to December 31, 2014. The PTC enhances the annual revenues of the projects by about 25 percent per year for the first 10 years. Additionally, Congress provided that for power plants that begin construction before the end of 2010, the Company may elect to use the 30% Investment Tax Credit (“ITC”) in lieu of the PTC. Application for the cash ITC payment may be made 60 days after the start of commercial generation and would be paid directly from the Department of Treasury.

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

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venturer allowed us to share the risks of ownership. The joint venture has also allowed the project to take advantage of production tax credits which would not otherwise have been available to us. When Unit I operates at full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. See note 4 “Investment in Subsidiary” in the financial statements for detail of cash payments from RREI.

Projects in Operation
Project	Location	Ownership	Generating Capacity (MW)(1)	Power Purchaser	Contract Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (Existing)	Nevada	100%	3.6	Sierra Pacific Power Corp.	2017

(1)

Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 7.1 and 10.0 megawatts and output of the Empire plant is approximately 2.6 megawatts.

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

Projects Under Development
			Target	Projected
			Development	Commercial	Anticipated
Project	Location	Ownership	(MW)	Operation Date	Power Purchaser
San Emidio (Replacement)	Nevada	100	27	1st Quarter 2011	To be determined
Neal Hot Springs	Oregon	100	26	4th Quarter 2011	Idaho Power
Raft River (Unit II)	Idaho	JV	13	2012/2013	Eugene Water
					and Electric Board
Raft River (Unit III)	Idaho	100	13	2013/2014	N/A

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(MW)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302(2)	94.0	4,500-6,000	Binary
San Emidio	35.8	289-305(2)	40.0	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347(3)	N/A	2,500-3,000	Binary

(1)	The resource assessment is based on 6.0 square miles. The remaining acreage was acquired subsequent to the GeothermEx report.

(2)	Actual production temperatures for existing wells.

(3)	Probable reservoir temperature as measured by Teplow and MWH Geo-Surveys Inc with a geothermometer.

Operating Results

For the six months ended September 30, 2009, the Company reported a net loss of $2.9 million dollars ($0.05 loss per share) which was consistent with the same period in 2008. Notable favorable variances were noted in salaries and wages, as well as travel and promotional costs. Unfavorable variances were noted in gain from investment in subsidiary and interest income. The operating results improved at the San Emidio plant. Professional and management fees remained high.

Salary and Related Costs

For the six months ended September 30, 2009, our salary costs decreased $138,481 (28.6%) as compared to the same period in 2008. Two more management/development positions were added; however, a higher percentage salaries and related costs were allocated to the development activities that were primarily incurred for drilling activities at Neal Hot Springs, Oregon (“NHS”). Direct salary costs related to designing, permitting and managing of the project were allocated to the project. The design activities began in March 2009 and on-site work began August 15, 2009, on well NHS-5. For the six months ended September 30, 2009, salaries and related costs allocated to the NHS project amounted to approximately $183,000. No salary costs were allocated to the NHS project or to similar projects in the same period in 2008.

Travel and Promotional Costs

For the six months ended September 30, 2009, the Company’s travel and promotional costs decreased $241,281 (185.8%) as compared to the same period in the prior year. Overall, the Company reduced its travel and promotional budget for the 2009-10 fiscal year. A notable cost savings of $175,000 was realized by canceling services for investor relations services provided by MJD Media LLC.

Gain on Investment in Subsidiary (Raft River Energy I, LLC)

The Company’s portion of the net operating loss of Subsidiary for the six months ended September 30, 2009 was a gain of $141,143 ($82,311 for the three months). RREI’s net operating loss was $2,043,531 for the six months ended September 30, 2009, which was $1,604,832 higher than loss from the same period in 2008. This was primarily was due to both planned and unplanned maintenance and repairs that lead to lower revenues and increased costs. The entire plant was shut down for planned maintenance from April 1, 2009 to April 13, 2009 to replace a turbine damaged during startup. Energy production revenue was down more than $468,000 for the six months ended September 30, 2009 from the same period in 2008. Energy revenue was down approximately $371,000 for the six months ended September 30, 2009 from the prior period due to the down time for repairs and a loss in temperature due to a lap joint leaking at one production well. Energy produced in April 2009 was approximately 3.51 million kilowatt hours compared to 6.97 million kilowatt hours produced in April 2008. Repair costs were incurred for a pump failure and issues related a leak in a production pump column that exceeded $1.4 million. The pump repairs are believed to be substantially complete at September 30, 2009. A chemical treatment cost savings of approximately $442,000 was realized for the six months ended September 30, 2009 from the same period in 2008 as a result of the installation of the reverse osmosis system.

		Net Income (Loss)
	Total Operating		U.S. Geothermal
Quarter Ended:	Revenues	Total	Inc.’s Portion

June 27, 2008	$1,127,069	$(119,141)	$97,463
September 26, 2008	1,408,357	(319,558)	103,077
December 26, 2008	1,625,010	426,339	120,425
March 27, 2009	1,355,582	(14,170)	109,296
June 30, 2009	812,618	(1,593,224)	58,831
September 30, 2009	1,254,409	(450,307)	82,311

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses

In the quarter ended June 30, 2008, the Company purchased a geothermal plant and ground water rights located in North Western Nevada. Energy sales and the related plant operating expenses began when the Company took over plant operations effective May 1, 2008. Therefore, the 2008 operating revenues and expenses represent a five month period. For the six months ended September 30, 2009, the San Emidio plant reported a loss of $635,200 ($811,063 operating revenues that includes energy credit sales, $1,446,263 operating expenses). The operating results improved during the last quarter due to operations uninhibited by repair and maintenance activities and to scheduled power rate increases. Energy production sales increased $297,089 (121.9%) from the quarter ended June 30, 2009 to the quarter ended September 30, 2009. In the quarter ended June 30, 2009, repair costs of over $112,000 were incurred to rebuild and reinstall a pump. Also, costs that amounted to over $59,000 were incurred to retube an OEC condenser and to install a new gear box. Due to the plant component repairs, energy production was down for the quarter ended June 30, 2009.

	Kilowatt			Depreciation &
Quarter Ended:	Hours x 1,000	Energy Sales	Net Loss	Amortization
September 30, 2008	5,650	$529,383	$(185,838)	$195,046
December 31, 2008	4,097	317,256	(146,859)	196,941
March 31, 2009	3,808	296,577	(267,114)	201,711
June 30, 2009	2,851	243,752	(589,082)	200,972
September 30, 2009	5,224	540,841	(46,118)	207,066

Professional and Management Fees

For the six months ended September 30, 2009, the Company incurred professional and management fees of $633,006, which is an increase of $91,118 (16.8%) from the same period in 2008. Professional fees were incurred for legal and accounting services related to the private placement offering (“PIPE”), SOX compliance and responses to SEC comment letters. Legal fees of $119,316 were paid to Goodman & Associates for assistance with compliance with the PIPE offering. Legal fees of $134,681 were paid to Dorsey & Whitney, primarily, for matters related to the PIPE offering and responses to the SEC comment letters. Consulting fees of $75,664 were paid to Hein & Associates, primarily, for SOX compliance. Accounting and consulting fees of $78,405 were paid to Williams and Webster (now Behler Mick), for services related to financial opinions and responses to the SEC letters of comment.

Off Balance Sheet Arrangements

As of September 30, 2009, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2009 are adequate to fund our general operating activities through March 31, 2010. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. We anticipate that the additional funding may be raised through the issuance of equity and/or through the sale of ownership interest in tax credits and benefits. A private financing was closed on August 17, 2009, will provide funds to drill three production size wells at Neal Hot Springs to increase production capacity to 22 MW and allow a 30-day flow test to verify the well reservoir capability. Completion of drilling is a condition precedent to the funding from the DOE loan program, if our application is approved. On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio will apply innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture factures that represent high-productivity geothermal drilling targets.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At September 30, 2009, the Company held investments of $9,949,223 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company has entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for gross proceeds of approximately $10,935,000 CDN. Each Receipt will be automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. Exchange date will be the earlier of the date on which the receipt of a final prospectus to qualify the Common Stock and Warrants issuable upon exercise of the Subscription Receipts or four months and one day after the closing of the offering. The offering closed on August 17, 2009. Each Unit consists of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant will entitle the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 9, 2009	By: /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and Director

Date: November 9, 2009
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

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