Form 10-K/A
period 2009-03-31
US GEOTHERMAL INC
filed 2009-11-24
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended March 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
For the transition period from ______to ______

Commission File Number 001-34023

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $96,847,376

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of October 30, 2009
Common stock, par value	62,131,882
$ 0.001 per share

EXPLANATORY NOTE

This Amendment No. 2 to our annual report on Form 10-K (“Amendment No. 2”) of U.S. Geothermal Inc. for the fiscal year ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on June 15, 2009, as amended on October 23, 2009, is being filed to amend and restate our disclosure contained in Item 9A captioned “Controls and Procedures” relating to the conclusion as of the effectiveness of the Company’s disclosure controls and procedures. In addition, we are amending and restating Item 15 to provide updated certifications from our Chief Executive Officer and Chief Financial Officer in accordance with applicable SEC rules.

This Amendment No. 2 does not reflect events occurring after June 15, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART II

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were not effective as of March 31, 2009. This conclusion is due the Company’s inadvertent failure to file the financials statements of its subsidiary Raft River Energy I LLC as required by SEC rules and forms. The financial statements were filed in Amendment No.1 to our Form 10-K filed on October 23, 2009.

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

Williams & Webster, P.S., independent registered public accounting firm, who audited and reported on the consolidated financial statements of U.S. Geothermal, Inc. included in this report, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2009, which report appears as Exhibit 10.41 to our Amendment No. 1 to our Form 10-K filed on October 23, 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements.

See Item 8 of Part II of our Amendment No. 1 to our Form 10-K filed on October 23, 2009 for a list of the Financial Statements filed as part of this report.

2. Financial Statement Schedules.

See our Amendment No. 1 to our Form 10-K filed on October 23, 2009 for a list of Financial Statements for Raft River Energy I LLC
Report of Independent Auditors
Balance Sheets at November 28, 2008 and November 30, 2007
Statements of Operations for the periods ended November 28, 2008 and November 30, 2007
Statements of Cash Flows
Statement of Members’ Equity
Notes to the Financial Statement

3. Exhibits. See subparagraph (b) below.

(b) Exhibits.

EXHIBIT LIST

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.2	Certificate of Domestication of Non-U.S. Corporation (Incorporated by reference to exhibit 3.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.4	Bylaws of U.S. Geothermal Inc. (formerly U.S. Cobalt Inc.) (Incorporated by reference to exhibit 3.4 to the registrant’s Form 10-Q quarterly report as filed on February 14, 2008)
3.5	Plan of Merger of U.S. Geothermal, Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.6	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Form of Warrant Certificate (Incorporated by reference to exhibit 4.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.3	Provisions Regarding Rights of Stockholders (Incorporated by reference to exhibit 4.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.4	Form of Subscription Agreement (Incorporated by reference as exhibit 10.2 to the registrant’s Form 8-K current report as filed on May 2, 2008)
4.5	Form of Warrant (Incorporated by reference as exhibit 10.3 to the registrant’s Form 8-K current report as filed on May 2, 2008)
4.6	Form of Broker Warrant (Incorporated by reference as exhibit 10.4 to the registrant’s Form 8-K current report as filed on May 2, 2008)
10.1	Agreement between U.S. Geothermal Inc. and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to exhibit 10.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.2	Amendment No. 1 dated November 15, 2003 to Agreement between U.S. Geothermal Inc. and Vulcan Power Company (Incorporated by reference to exhibit 10.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.3	Amendment No. 2 to “Agreement by and between U.S. Geothermal Inc. and Vulcan Power Company” dated December 30, 2003 (Incorporated by reference to exhibit 10.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.4	Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.5	Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.6	Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.7	Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.8	Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)
10.9	Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.10	Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.11	Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.12	Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006)
10.13	Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)
10.14	Employment Agreement dated January 1, 2009 with Kerry D. Hawkley (Incorporated by reference to exhibit 10.16 to the registrant’s Form 10-K annual report as filed on June 15, 2009)
10.15	Employment Agreement dated January 1, 2009 with Douglas J. Glaspey (Incorporated by reference to exhibit 10.16 to the registrant’s Form 10-K annual report as filed on June 15, 2009)
10.16	Escrow Agreement made December 19, 2003, among U.S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.15 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.17	Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to exhibit 10.16 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.18	First Amended and Restated Merger Agreement dated November 30, 2003 among U.S. Cobalt Inc., EverGreen Power Inc., U.S. Geothermal Inc., and the stockholders of U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.17 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.19	Agreement with Dundee Securities Corporation dated June 28, 2004 (Incorporated by reference to exhibit 10.18 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.20	Amended and Restated Stock Option Plan of U.S. Geothermal Inc. dated September 29, 2006. (Incorporated by reference to exhibit 10.23 to the registrant’s Form SB-2 registration statement as filed on October 2, 2006.)
10.21	Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)
10.22	Engineering, Procurement and Construction Agreement dated December 5, 2005 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006) *
10.23	Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 2, 2006)
10.24	Letter of Intent from Eugene Water and Electric Board to U.S. Geothermal Inc. dated February 22, 2006 (Incorporated by reference to exhibit 10.27 to the registrant’s Form SB-2 as filed on September 29, 2006).
10.25	Renewable Energy Credits Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form SB-2 as filed on September 29, 2006).
10.26	Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant’s Form 10-QSB quarterly report as filed on August 12, 2005)
10.27	Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)
10.28	Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form SB-2 as filed on September 29, 2006).
10.29	Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006)
10.30	Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).
10.31(1)	Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC
10.32	Construction contract dated May 22, 2006 between Industrial Builders and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

10.36	First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.36 to the registrant’s Form 10-QSB as filed on February 20, 2007).
10.38	Geothermal Lease and Agreement dated August 1, 2007, between Bureau of Land Management and U.S. Geothermal Inc. (Incorporated by reference as exhibit 10.38 to the registrant’s Form 10-K as filed on June 16, 2008)
10.39	Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc., and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference as exhibit 99.1 to the registrant’s Form 8-K current report as filed on April 7, 2008)
10.40	Underwriting Agreement dated April 28, 2008 between U.S. Geothermal, Inc. and Clarus Securities Inc., Toll Cross Securities Inc. and Loewen Ondaatje McCutcheon Limited (Incorporated by reference as exhibit 10.1 to the registrant’s Form 8-K current report as filed on May 2, 2008)
10.41(1)	Report of Independent Registered Public Accounting Firm
10.42	Water Rights Purchase Agreement Michael B. Stewart and U.S. Geothermal Inc. dated March 31, 2008 (Incorporated by reference as exhibit 99.2 to the registrants Form 8-K current report as filed on April 7, 2008.)
13.1(1)	Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2009
13.2(1)	Financial Statements Raft River Energy I LLC at November 28, 2008 and November 30, 2007 and for the periods then ended together with the Report of the Independent Auditors
21.1(1)	Subsidiaries of the Registrant
23.1(1)	Consent of Williams & Webster, P.S.
23.2(1)	Consent of GeothermEx Inc.
23.3(1)	Consent of Teplow Geologic
23.4(1)	Consent of Black Mountain Technology
23.5(1)	Consent of PricewaterhouseCoopers LLP
31.1(2)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) – Previously filed. (2) – Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.

November 23, 2009
/s/ Daniel J. Kunz
Daniel J. Kunz
Chief Executive Officer and President
(Principal Executive Officer)