Form 10-Q
period 2009-12-31
US GEOTHERMAL INC
filed 2010-02-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of January 29, 2010
Common stock, par value	70,363,257
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the 3rd Quarter Ended December 31, 2009

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended, March 31, 2009. The results of operations for the nine months ended December 31, 2009 and December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2010.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
December 31, 2009

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	December 31, 2009	March 31, 2009

ASSETS

Current:
Cash and cash equivalents	$6,835,320	$3,452,091
Restricted cash (note 3)	585,000	485,000
Receivable from subsidiary	572,832	271,475
Trade accounts receivable	121,741	114,424
Other current assets	466,965	135,805
Total current assets	8,581,858	4,458,795

Investment in equity securities	262,420	150,169
Investment in subsidiaries (note 4)	18,286,724	18,501,533
Property, plant and equipment, net of
accumulated depreciation (note 5)	16,085,058	13,156,700
Intangible assets, net of accumulated amortization (note 6)	15,994,202	16,184,146
Total assets	$59,210,262	$52,451,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$543,148	$449,559
Related party accounts payable	160	2,491
Current portion of capital lease obligation	11,624	10,998
Total current liabilities	554,932	463,048
Long-term Liabilities:
Capital lease obligation, less current portion	30,157	38,945
Stock compensation payable	1,861,119	1,933,255
Promissory note payable (note 8)	230,000	-
Total liabilities	2,676,208	2,435,248

Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
62,033,882 shares at March 31, 2009 and
70,363,257 shares at December 31, 2009	70,363	62,034
Additional paid-in capital	75,447,033	64,694,849
Accumulated other comprehensive income	188,138	95,891
Accumulated deficit	(19,835,413)	(15,514,911)
	55,870,121	49,337,863

Non-controlling interest (note 16)	663,933	678,232
Total stockholders’ equity	56,534,054	50,016,095

Total liabilities and stockholders’ equity	$59,210,262	$52,451,343

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008*	2009	2008*

Operating Revenues:
Energy sales, San Emidio	$463,286	$317,256	$1,247,879	$1,120,274
Energy credit sales, San Emidio	-	19,609	26,470	19,609
Land, water, and mineral rights lease	112,548	25,434	164,532	70,434
Management fees	62,500	62,500	187,500	187,500
Gain from investment in subsidiary	92,981	120,425	234,124	436,728
Total operating revenues	731,315	545,224	1,860,505	1,834,545

Operating Expenses:
Consulting fees	57,203	28,637	59,777	106,288
Corporate admin and development	184,402	91,759	497,784	504,076
Professional and management fees	419,784	170,846	1,052,791	712,733
Salaries and wages	359,375	273,022	844,029	896,160
Stock based compensation	248,481	325,908	1,294,432	1,386,558
Travel and promotion	82,185	91,420	212,855	462,552
Plant operations, San Emidio	811,359	484,131	2,257,622	1,688,757
Lease and equipment repair	17,947	9,806	81,264	123,974
Total operating expenses	2,180,736	1,475,529	6,300,554	5,881,098

Loss from Operations	(1,449,421)	(930,305)	(4,440,049)	(4,046,553)

Other Income (Loss):
Foreign exchange gain (loss)	8,848	(3,774)	20,004	(7,301)
Other income	-	407	-	407
Interest income	40,627	28,824	85,244	140,155
Total other income	49,475	25,457	105,248	133,261

Net Loss	(1,399,946)	(904,848)	(4,334,801)	(3,913,292)

Net loss attributable to the non-
controlling interest	5,937	-	14,299	-

Net Loss Attributable to U.S.
Geothermal Inc.	(1,394,009)	(904,848)	(4,320,502)	(3,913,292)

Other Comprehensive Income:
Unrealized gain (loss) on investment
in equity securities	(14,010)	-	92,247	-

Comprehensive Loss Attributable to
U.S. Geothermal Inc.	$(1,408,019)	$(904,848)	$(4,228,255)	$(3,913,292)

Basic And Diluted Net Loss Per Share	$(0.02)	$(0.01)	$(0.07)	$(0.06)

Weighted Average Number of Shares
Outstanding for Basic and Diluted Calculations	63,536,449	62,028,113	62,537,628	61,356,562

* - As Restated Note 17.

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008*	2009	2008*

Operating Activities:
Net loss	$(1,394,009)	$(904,848)	$(4,320,502)	$(3,913,292)
Add non-cash items:
Depreciation and amortization	250,467	229,697	741,878	625,487
Gain on operations of subsidiary	(92,981)	(120,425)	(234,124)	(436,728)
Foreign exchange gain	(8,848)	-	(20,004)	-
Loss on disposal of equipment	-		900	-
Stock based compensation	248,481	325,908	1,294,432	1,386,558
Non-controlling interest loss	(5,937)	-	(14,299)	-
Change in non-cash working capital items:
Accounts receivable	487,844	54,789	(308,674)	(112,146)
Accounts payable and accrued liabilities	(91,654)	(282,852)	(30,327)	(18,319)
Prepaid expenses & other	(366,162)	(97,124)	(331,160)	(364,851)
Total cash used by operating activities	(972,799)	(794,855)	(3,221,880)	(2,833,291)

Investing Activities:
Purchases of property, plant and equipment	(2,392,061)	(1,459,498)	(3,360,107)	(21,834,301)
Cash released from (restricted by) external
restrictions	-	-	(100,000)	(200,000)
Cash released from escrow for property
acquisition	-	-	-	11,310,686
Proceeds from sale of equipment	-	-	500	-
Distribution from (investment in) subsidiaries	-	-	448,933	(950,700)
Total cash provided (used) by investing activities	(2,392,061)	(1,459,498)	(3,010,674)	(11,674,315)

Financing Activities:
Issuance of share capital, net of share issue cost	9,326,642	10,440	9,393,945	13,728,608
Exchange of subscription receipts	(9,120,294)	-	-	-
Proceeds from promissory note	-	-	230,000	-
Principal payments on capital lease	(2,777)	(869)	(8,162)	(869)
Total cash provided by financing activities	203,571	9,571	9,615,783	13,727,739

Increase (Decrease) in Cash and Equivalents	(3,161,289)	(2,244,782)	3,383,229	(779,867)

Cash and Equivalents, Beginning of Period	9,996,609	6,342,167	3,452,091	4,877,252

Cash and Cash Equivalents, End of Period	$6,835,320	$4,097,385	$6,835,320	$4,097,385

Supplemental Disclosures:
Non-cash investing and financing activities:
Amendment to geothermal lease with common stock	$-	$-	$-	$783,000
Purchase of equipment with capital lease	-	53,450	-	53,450
Contribution of geothermal rights by non- controlling interest	-	697,000	-	697,000
Purchase of property and equip. on account	207,390	611,994	121,586	153,443

* - As Restated Note 17.

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2009 and the Nine Months Ended December 31, 2009
(Stated in U.S. Dollars)

			Additional			Accumulated	Non-
	Number of	Common	Paid-In	Stock	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Issuable	Deficit	Income	Interest	Totals

Balance at April 1, 2008	55,339,253	$55,339	$48,532,730	$-	$(10,327,157)	$-	$-	$38,260,912

Capital stock issued as result of a private
placement closed April 28, 2008, net
of issuance costs	6,382,500	6,383	13,711,784	-	-	-	-	13,718,167
Capital stock issued for amendment to
royalty agreement with the Kosmos
Company	290,000	290	782,710	-	-	-	-	783,000
Shares issued for stock options and
warrants exercised	22,134	22	10,418	-	-	-	-	10,440
Adjustment to entitlement shares from
consolidated Mango and US Cobalt
stock consolidations	(5)	-	-	-	-	-	-	-
Formation contribution by non-
controlling interest (Gerlach Green
Energy, LLC)	-	-	-	-	-	-	697,000	697,000
Stock compensation liability	-	-	1,657,207	-	-	-	-	1,657,207
Unrealized gain on investment	-	-	-	-	-	95,891	-	95,891
Net loss for the period	-	-	-	-	(5,187,754)	-	(18,768)	(5,206,522)
Balance at March 31, 2009	62,033,882	62,034	64,694,849	-	(15,514,911)	95,891	678,232	50,016,095

Stock options granted	229,375	229	273,422	-	-	-	-	273,651
Subscription receipts issued August 17,
2009 (note 9)	-	-	-	9,120,294	-	-	-	9,120,294
Stock issued from subscription receipts on
December 17, 2009 (note 9)	8,100,000	8,100	9,112,194	(9,120,294)	-	-	-	-
Stock compensation liability	-	-	1,366,568	-	-	-	-	1,366,568
Unrealized gain on investment	-	-	-	-	-	92,247	-	92,247
Net loss for the period – unaudited	-	-	-	-	(4,320,502)	-	(14,299)	(4,334,801)
Balance at December 31, 2009 –
unaudited	70,363,257	$70,363	$75,447,033	$-	$(19,835,413)	$188,138	$663,933	$56,534,054

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2009
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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as one controlling interest. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	Gerlach Geothermal LLC (organized in the State of Delaware);
iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	USG Gerlach LLC (organized in the State of Delaware);
vii)	USG Oregon LLC (organized in the State of Delaware)
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware); and
ix)	U.S. Geothermal Guatemala, S.A.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s consolidated financial position and consolidated results of operations.

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Discussion regarding restricted cash is included in Note 3.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2009 and March 31, 2009, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho. The accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At December 31, 2009, the Company held no deposits not subject to FDIC insurance. The money market funds totaled $6,764,982, and are not subject to deposit insurance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of December 31, 2009.

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

Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select consultants for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

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

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2009 and 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At December 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,912,320 (March 31, 2009 - $3,464,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2009 and at March 31, 2009.

The significant components of the deferred tax asset at December 31, 2009 and March 31, 2009 were as follows:

	December 31,	March 31,
	2009	2009
Estimated net operating loss carry forward	$14,448,000	$10,187,000

Deferred tax asset	$4,912,320	$3,464,000
Deferred tax asset valuation allowance	(4,912,320)	(3,464,000)
Net deferred tax asset	$-	$-

At December 31, 2009, the Company has net operating loss carry forwards of approximately $14,448,000 ($10,187,000 in March 31, 2009), which expire in the years 2023 through 2029. The change in the allowance account from March 31, 2009 to December 31, 2009 was $1,448,320.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the nine months ended December 31, 2009, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2008, 2007, and 2006 which could be subject to agency examinations as of March 31, 2009. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Revenue

Revenue Recognition

The energy sales revenue is recognized when the power is produced and delivered to the customer under the terms defined in the Power Purchase Agreements. Revenues from energy credits sales are recognized when the Company has met the terms of certain energy sales agreements with a financially capable buyer and has met the applicable governing regulations. Management fee income is recognized when the services have been provided. Royalties and Lease revenues are recognized as the resource has been utilized and other contractual obligations have been met.

Revenue Source

All of the Company’s direct and indirect operating revenues originate from energy production from its interests in geothermal power plants located in the states of Idaho and Nevada. All of the management fees and royalty revenues are earned from its subsidiary located in South Eastern Idaho. All of the power sales are earned from a power plant located in North Western Nevada.

Recent Accounting Pronouncements

Fair Value Measurements

On January 2010, FASB issued Financial Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 is intended to improve disclosures originally defined in FASB Statement No. 157, Fair Value Measurements. Update 2010-06 requires new discloses summarized as follows:

1)

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2)

Activity in level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is still evaluating the impact of this Update. The Company does not expect the adoption of this standard to have a direct quantitative material impact on its financial position or results of operations. Management expects that it will have an impact on the content of future financial statement disclosures.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	December	March 31,
State Agency	31, 2009	2009

Idaho Department of Water Resources, Geothermal
Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide
Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries,
Mineral Land and Reclamation Program	125,000	25,000

	$585,000	$485,000

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

NOTE 4 – INVESTMENT IN SUBSIDIARIES

Raft River Energy I (“RREI”) is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. RREI is a voting interest entity recorded on the financial records of the Company as an equity investment. For book and income tax purposes, Raft River I Holdings, LLC will receive a greater proportion of the share of losses and other income tax benefits. Additionally, during the initial years of operations Raft River I Holdings, LLC will receive a larger allocation of cash distributions.

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

As of December 31, 2009, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

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

Effective December 26, 2008, the fiscal year for RREI was changed to a calendar year due to the conversion of Goldman Sachs to a bank holding company. RREI’s latest financial information is summarized as follows:

	(Unaudited)	(Unaudited)	As of
	As of December	As of December	November 28,
	31, 2009	26, 2008	2008

Total current assets	$892,627	$1,554,044	$1,994,238
Property and equipment	47,794,446	49,676,148	50,016,779
	$48,687,073	$51,230,192	$52,011,017

Total liabilities	$866,116	$500,629	$1,434,413
Total members’ equity	47,820,957	50,729,563	50,576,604
	$48,687,073	$51,230,192	$52,011,017

	(Unaudited)	(Unaudited)	Fiscal Year
	Year Ended	Month Ended	Ended
	December 31,	December 26,	November 28,
	2009	2008	2008

Operating revenues	$4,817,587	$538,309	$4,880,303
Operating earnings (loss)	(2,259,989)	152,483	(380,958)
Net earnings (loss)	(2,259,989)	152,960	(448,593)

U.S. Geothermal Inc., portion of net earnings (loss)	$231,326	$37,089	$406,222

The Company’s investment in the RREI has changed since March 31, 2007 as follows:

		Increase (Decrease) in
Year ended	Activity	Investment

March 31, 2007	Investment Account Balance	$6,360,349
	Capital Contributions	10,641,871
	Allocation of profit/loss	6,479
	Prepaid amount	97,000
March 31, 2008	Investment Account Balance	17,105,699
	Capital Contributions	948,054
	Allocation of profit/loss	539,815
	Prepaid amount	(97,000)
March 31, 2009	Investment Account Balance	18,496,568
	Cash distributions	(448,933)
	Allocation of profit/loss	231,326
December 31, 2009	Investment Account Balance	$18,278,961

An investment in a northwest British Columbia geothermal prospect totaling $4,965 and $4,965 for the years ended December 31, 2009 and March 31, 2009 is also recorded on the balance sheet as an investment in subsidiary in addition to the investment in Raft River Energy I LLC.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended December 31, 2009, the Company continued well field evaluation activities at Neal Hot Springs, Oregon. Drill pad construction, temperature gradient well drilling and completion of Well No. 5 (“NHS-5”) costs exceeded $1,786,000. As required by the DOE loan application process, consulting costs were incurred for economic plan review, marketing studies, plant engineering, permitting, and geotechnical studies that amounted to approximately $154,000. Also, at Neal Hot Springs, transmission line surveying and engineering costs were incurred for approximately $105,000. The DOE loan application process and transmission study costs will continue into future periods. At the San Emidio Nevada site, costs that exceeded $33,000 were incurred for a geotechnical study and a cultural resources survey. These costs are necessary for future well field development and new power plant construction activities. A deposit of $300,000 was made on the purchase of approximately 724 acre feet of water rights in the San Emidio Desert area. The total purchase price is $724,000, and the purchase is expected to be completed in May of 2010.

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

Property, plant and equipment, at cost, are summarized as follows:

	December 31,	March 31,
	2009	2009
Land	$652,507	$384,000
Power production plant	1,590,795	1,329,527
Wells	3,617,311	3,617,312
Furniture and equipment	752,251	704,887
	6,612,864	6,035,726
Less: accumulated depreciation	(1,217,304)	(686,471)
	5,395,560	5,349,255
Construction in progress	10,689,498	7,807,445

	$16,085,058	$13,156,700

The construction in progress consists of development activities at Raft River Unit 2, Idaho, Neal Hot Springs, Oregon and San Emidio, Nevada.

Depreciation expense was charged to operations for the following periods:

	December 31,	December 31,
	2009	2008

Three months ended	$181,437	$183,776
Nine months ended	$535,082	$414,803

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized as follows:

	December 31,	March 31,
	2009	2009

Surface water rights	$4,766,864	$4,766,341
Geothermal and mineral rights	11,686,549	11,670,371
	16,453,413	16,436,712
Less: accumulated amortization	(459,211)	(252,566)

	$15,994,202	$16,184,146

Amortization expense was charged to operations for the following periods:

	December 31,	December 31,
	2009	2008

Three months ended	$68,883	$45,921
Nine months ended	$206,645	$210,684

NOTE 7 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase of option of $5,345 the end of the lease term scheduled for November 2012. The schedule of minimum lease payments is as follows:

Period Ended December 31,	Principal	Interest	Totals
2010	$11,624	$2,692	$14,316
2011	12,511	1,805	14,316
2012	17,646	822	18,468
	$41,781	$5,319	$47,100

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

NOTE 9 – SUBSCRIPTION RECEIPTS/STOCK ISSUABLE

In the second quarter ended September 30, 2009, the Company entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for gross proceeds of approximately $10,935,000 CDN. Each Receipt was automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. The exchange date was December 17, 2009. Each Unit consisted of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant entitled the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock.

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended December 31, 2009, the Company issued 181,375 common shares to employees and consultants of the Company upon exercise of stock options at a strike prices between $0.72 and $0.92.

As described in Note 9, the Company issued 8,100,000 shares for $1.35 CDN on December 17, 2009 for the exchange of subscription receipts.

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

NOTE 11 - STOCK BASED COMPENSATION

The Company has a stock option plan (the “Stock Option Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Option Plan is a 10% rolling plan approved by shareholders in September 2006, whereby the Company can grant options to the extent of 10% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2009, the Company can issue stock option grants totaling up to 7,036,326 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At December 31, 2009, the Company had 5,804,875 options granted and outstanding.

During the quarter ended September 30, 2009, the Company granted 80,000 stock options to employees exercisable at a price of $1.58 until September 23, 2014.

During the quarter ended June 30, 2009, the Company granted 1,795,000 stock options to employees and consultants exercisable at a price of $0.92 until May 26, 2014.

The following table reflects the summary of stock options outstanding at March 31, 2008 and changes during the year ended March 31, 2009 and the nine months ended December 31, 2009:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2008	2,899,878	$1.35 CDN	$1.17	$3,401,421

Forfeited	(238,494)	0.98	0.63	(151,013)
Exercised	(22,134)	0.60 CDN	0.28	(6,093)
Granted	1,600,000	2.19	1.22	1,952,000
Balance outstanding, March 31, 2009	4,239,250	1.62	1.23	5,196,315
Forfeited	(80,000)	2.34	0.90	(71,906)
Granted	1,795,000	0.92	0.71	1,268,585
Balance outstanding, June 30, 2009	5,954,250	1.45	1.07	6,392,994
Exercised	(48,000)	0.92	0.70	(33,504)
Granted	80,000	1.58	1.04	31,100
Balance outstanding, September 30, 2009	5,986,250	1.46	1.07	6,390,590

Exercised	(181,375)	0.88	0.65	(117,894)
Balance outstanding, December 31, 2009	5,804,875	$1.48	$1.08	$6,272,696

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2009	2009
Dividend yield	0	0
Expected volatility	72-93%	71-82%
Risk free interest rate	0.46-1.32%	1.74-2.23%
Expected life (years)	3.25	3.25

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2009:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 0.90 CDN	75,000	0.08	75,000	$ 37,368
1.00 CDN	1,443,000	1.25	1,443,000	1,465,385
1.15 CDN	78,750	1.58	78,750	86,626
1.40 CDN	157,500	2.08	157,500	139,271
0.92	1,740,625	4.40	867,125	612,825
1.78	95,000	3.73	71,250	60,879
2.22	1,475,000	3.37	1,475,000	1,798,611
2.41	660,000	2.58	660,000	466,274
1.58	80,000	4.42	20,000	7,775

$ 1.48	5,804,875	2.98	4,847,625	$ 4,675,014

The following table summarizes information about the stock options outstanding at March 31, 2009:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 0.72 CDN	12,500	0.58	12,500	$ 5,325
0.90 CDN	237,500	0.58	237,500	118,332
1.00 CDN	1,443,000	2.00	1,443,000	1,465,385
1.15 CDN	78,750	2.33	78,750	86,626
1.40 CDN	157,500	2.83	157,500	139,271
1.78	95,000	4.48	47,500	40,586
2.22	1,505,000	4.12	752,500	917,596
2.41	710,000	3.33	710,000	501,598

$ 1.62	4,239,250	2.98	3,439,250	$ 3,274,719

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2008 and changes during the fiscal year ended March 31, 2009 and the nine months ended December 31, 2009 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2008	419,375	$1.12 CDN	$1.43
Granted	1,600,000	2.19	1.22
Vested	(980,881)	2.25	1.26
Forfeited	(238,494)	0.98	0.63
Nonvested, March 31, 2009	800,000	2.19	1.20

Granted	1,795,000	0.92	0.71
Vested	(752,500)	1.44	0.92
Forfeited	(80,000)	2.34	0.90
Nonvested, June 30, 2009	1,762,500	1.22	0.81

Granted	80,000	1.58	1.04
Vested	(43,750)	1.69	0.64
Nonvested, September 30, 2009	1,798,750	1.22	0.80

Vested	(841,500)	1.49	0.93
Nonvested, December 31, 2009	957,250	$0.98	0.69

As of December 31, 2009, there was $585,312 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at December 31, 2009 and at March 31, 2009 was $1,294,432 and $1,614,789; respectively.

Stock Purchase Warrants

At December 31, 2009, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price

April 28, 2010	191,475	$2.34	3,191,250	$3.00
August 17, 2011	243,000	$1.22	4,050,000	$1.75

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of December 31, 2009 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$6,764,982	$6,764,982	$-	$-
Investment in equity securities	262,420	-	262,420	-
	$7,027,402	$6,764,982	$262,420	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

Changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended December 31, 2009:

Amounts
Investment in equity securities:
Balance at March 31, 2009	$150,169
Purchases	-
Realized gains/losses	-
Foreign exchange loss	11,156
Unrealized gain included in other comprehensive income	92,247
Transfer out of classification	(253,572)
Balance at December 31, 2009	$-

The equity securities purchased in June 2008 are actively traded on a stock exchange; however, the securities held by the Company are subject to trading restrictions. Therefore, the investment was moved from Level 3 to Level 2.

NOTE 13 - RELATED PARTY TRANSACTIONS

At December 31, 2009 and March 31, 2009, the amounts of $160 and $2,491, respectively, are payable to directors and officers of the Company. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC owed the Company $572,832 and $271,475 at December 31, 2009 and March 31, 2009; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. During the nine months ended December 31, 2009 and the year ended March 31, 2009, the Company received the following revenues from RREI:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2009	2009

Management fees	$187,500	$250,000
Lease and royalties	164,532	97,098

	$352,032	$347,098

The Company incurred the following transactions with directors and officers:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2009	2009

Director fees	$45,000	$60,000

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP December 31, 2009	Canadian GAAP December 31, 2009	U.S. GAAP March 31, 2009	Canadian GAAP March 31, 2009
Plant, Property and Equipment	$ 16,079,201	$ 16,519,812	$ 13,156,700	$ 13,597,311
Intangible Assets	15,994,202	15,994,202	16,184,146	16,184,146
Total Assets	59,201,607	59,642,218	52,451,343	52,891,954
Stockholders’ Equity	55,867,474	56,308,085	49,337,863	49,778,474
Total Liabilities and Stockholders’ Equity	$ 59,201,607	$ 59,642,218	$ 52,451,343	$ 52,891,954

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Nine Months Ended December 31, 2009	Canadian GAAP Nine Months Ended December 31, 2009	U.S. GAAP Year ended March 31, 2009	Canadian GAAP Year ended March 31, 2009
Loss from Operations	$ (4,442,697)	$ (4,442,697)	$ (5,324,666)	$ (5,324,666)
Net Loss	$ (4,337,449)	$ (4,337,449)	$ (5,187,754)	$ (5,187,754)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties adjoining the Raft River Geothermal Property and for Neal Hot Springs. The Company incurred total lease expenses for nine months ended December 31, 2009 and the year ended March 31, 2009, totaling $113,189 and $100,128; respectively.

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

Gerlach
The Gerlach Geothermal LLC assets are comprised of two BLM geothermal leases and one private lease totaling 3,615 acres. Both BLM leases have a royalty rate which is based upon 10% of the value of the resource at the wellhead. The amounts are calculated according to a formula established by Minerals Management Service (“MMS”). One of the two BLM leases has a second royalty commitment to a third party of 4% of gross revenue for power generation and 5% for direct use based on BTUs consumed at a set comparable price of $7.00 per million BTU of natural gas. The private lease has a 10 year primary term and would receive a royalty of 3% gross revenue for the first 10 years and 4% thereafter.

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

Construction Contract
On December 5, 2005, the Company signed a contract (the “Ormat EPC Agreement”) with Ormat Nevada, Inc. (“Ormat”) for Ormat to construct a 13 megawatt geothermal power plant at Raft River, Idaho. As part of the Agreement, Ormat has guaranteed certain performance specifications and plant components. As of December 31, 2009, the Company retains $75,000 for release to Ormat upon Ormat’s completion of certain punch list items, namely, the repairs to the grounding grid and the reduction of the oversplash of water in the cooling tower. As a result of negotiations, Ormat issued a credit of $200,000 against an outstanding invoice. The Company paid the net amount due less the $200,000 and $75,000 retainage to secure release of a lien on the project filed by Ormat.

Water Rights Purchase Agreement – San Emidio
On November 23, 2009, the Company signed a water right purchase agreement between Empire Farms, LLC (“seller”) for the purchase of approximately 724 acre feet of water rights located in the San Emidio Dessert in Nevada. The total purchase price was $724,000. The Company made the initial deposit of $300,000, and is scheduled to make two additional payments of $100,000 (60 days after the date of the agreement) and $324,000 (six months after the date of the agreement). If the Company does not comply with the purchase terms, the deposit is non-refundable except under specific terms defined in the contract and the seller is not obligated to sell the water rights.

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

NOTE 17 – RESTATED FINANCIAL STATEMENTS

These financial statements have been restated to reflect the correction of an error to record the carrying value of our investment in the subsidiary Raft River Energy I LLC under the hypothetical liquidation at book value method. This method was discussed further in Note 2. The restatements to elements of the statement of operations are summarized as follows:

	Originally
	Reported	Restated	Difference

For the three months ended December 31, 2008:
Gain on investment in subsidiary	$146,900	$120,425	$(26,475)
Loss from operations	(903,830)	(930,305)	(26,475)
Net Loss	(878,373)	(904,848)	(26,475)

Basic and Diluted Loss per Share	$(0.01)	$(0.02)	$(0.01)

For the nine months ended December 31, 2008:
Gain (loss) on investment in subsidiary	$(3,295)	$436,728	$440,023
Loss from operations	(4,486,576)	(4,046,553)	440,023
Net Loss	(4,353,315)	(3,913,292)	440,023

Basic and Diluted Loss per Share	$(0.07)	$(0.07)	$(0.00)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “intend,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “predict,” “potential,” or similar expressions in this document or in documents incorporated by reference in this document. Examples of these forward-looking statements include, but are not limited to:

  our business and growth strategies;

  our future results of operations;

  anticipated trends in our business;

  the capacity and utilization of our geothermal resources;

  our ability to successfully and economically explore for and develop geothermal resources;

  our exploration and development prospects, projects and programs, including construction of new projects and expansion of existing projects;

  availability and costs of drilling rigs and field services;

  our liquidity and ability to finance our exploration and development activities;

  our working capital requirements and availability;

  our illustrative plant economics;

  market conditions in the geothermal energy industry; and

  the impact of environmental and other governmental regulation.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

  the failure to obtain sufficient capital resources to fund our operations;

  unsuccessful construction and expansion activities, including delays or cancellations;

  incorrect estimates of required capital expenditures;

  increases in the cost of drilling and completion, or other costs of production and operations;

  the enforceability of the power purchase agreements for our projects;

  impact of environmental and other governmental regulation, including delays in obtaining permits;

  hazardous and risky operations relating to the development of geothermal energy;

  our ability to successfully identify and integrate acquisitions;

  our dependence on key personnel;

  the potential for claims arising from geothermal plant operations;

  general competitive conditions within the geothermal energy industry; and

  financial market conditions.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The U.S. dollar is the Company’s functional currency; however some transactions involved the Canadian dollar. All references to “dollars” or “$” are to United States dollars and all references to $ CDN are to Canadian dollars.

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the period ended December 31, 2009 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter year ended December 31, 2009, the Company was focused on:

1)	optimizing the operation of the wellfield at the Raft River, Idaho geothermal project (“Raft River Unit I”);
2)	planning and permitting for drilling at the Gerlach Joint Venture;
3)	planning and permitting drilling and field development activities at Neal Hot Springs in Oregon;
4)	finalizing and executing the PPA for the Neal Hot Springs Project and negotiating a PPA for the San Emidio Repower Project;
5)	optimizing the operation of the San Emidio (formerly Empire) power plant in Nevada, and planning for repowering the existing plant;
6)	continuing due diligence for the Department of Energy Section 1703 loan guarantee program for the Neal Hot Springs Project; and
7)	the evaluation of potential new geothermal project acquisitions.

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

(2)

As part of the financing package for Unit I of the Raft River project, we have contributed $16.5 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project. Additional investment may be required for Unit I to operate at design capacity.

Projects Under Development
			Target	Projected	Capital
			Development	Commercial	Required	Anticipated
Project	Location	Ownership	(MW)	Operation Date	($million)	Power Purchaser
San Emidio (Repower)	Nevada	100	5.4	4th Quarter 2011	$30	NV Energy
San Emidio (Expansion)	Nevada	100	26	3rd Quarter 2012	$127	TBD
Neal Hot Springs 1	Oregon	100	22	2ndQuarter 2012	$121	Idaho Power
Neal Hot Springs II	Oregon	100	28	3rd Quarter 2013	$154	TBD
Raft River I (Repower)	Idaho	JV	3	3rd Quarter 2010	$7	Idaho Power
Raft River (Unit II)	Idaho	100	26	4th Quarter 2013	$134	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100	32	2nd Quarter 2015	$166	TBD

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(MW)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302(2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305(2)	68.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347(3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	TBD	18.0	TBD	Binary
Granite Creek	8.5	TBD	25.0(6)	TBD	Binary

(1)	A third party resource assessment of 94 MW was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 MW is an internal estimate.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	A third party resource estimate with respect to 49.0 MW, remainder is an internal estimate.
(5)	A third party resource estimate with respect to 22.0 MW, remainder is an internal estimate.
(6)	Internal estimate.

Raft River Update

Raft River Energy Unit I is located in Idaho and has a 13 megawatt geothermal power plant in operation.

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

Raft River Unit I operated through the third quarter at 99.1 percent availability and generated in a range of 7.7 to 9.9 net megawatts during the three month period averaging 8.8 megawatts. The reduction in output for the period compared to the planned generation was due to the loss of temperature from production well RRG-7.

In the second calendar quarter of 2010, we anticipate commencement of drilling in order to increase Unit I’s net generation to the plant’s 13MW nameplate capacity. We anticipate that drilling will be complete in the third calendar quarter of 2010 with an anticipated capital cost of $7 million.

As shown in the table above, Raft River Unit II is anticipated to cost approximately $134 million and Raft River Unit III is anticipated to cost approximately $166 million, 75% of which we believe may be funded by a Department of Energy loan, with the remainder funded through equity financing. Raft River Unit II is anticipated to begin construction in the fourth calendar quarter of 2010 with commercial operations commencing in the fourth calendar quarter of 2013. Raft River Unit III is anticipated to begin construction in the first calendar quarter of 2014 with commercial operations commencing in the second calendar quarter of 2015.

Raft River Operating Agreement

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

The Company’s interests in the RREI as defined in the partnership agreements are summarized as follows:

		Years 1 - 4	Years 5 - 10	Years 11 - 20	Years 20 - 25
Cash Flow	RECs	70% (1)
	GAAP Income	1% (2)		49%	80%
	Lease Payments, O&M Services & Royalties	100%
	Distributions	Guaranteed min. payment	1% (3)	49%	80%
Tax Benefits		1% (2)		49%	80%

(1)

U.S. Geothermal allocates 70% of income and receives 70% of available cash from RECs sold to third- parties. After year 10, REC income is shared with Idaho Power Co. For additional details, see U.S. Geothermal’s Form 10-Q filed on August 10, 2009 (Exhibit 10.36).

(2)	Flip to next tier occurs after the later of 10 years or Raft River I Holdings’ target IRR is achieved.
(3)	Flip to next tier occurs after Raft River I Holdings’ target IRR is achieved.

Neal Hot Springs Update

Neal Hot Springs is a promising geothermal resource located in Eastern Oregon.

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

Although we have not yet received approval, the DOE loan is expected to provide up to 80% of the $121 million estimated capital cost of Stage I up to a maximum loan amount of $107 million. The capital cost has increased to $121 million from prior estimates of $106 million due to costs of labor, updated vendor pricing and construction materials. Detailed design of a binary cycle power plant utilizing significantly improved technology is currently in progress with construction expected to begin in mid 2010. The new plant, designed to deliver approximately 22 megawatts ("MW") of power net to the grid is scheduled to begin commercial operations in early 2012. The DOE loan is anticipated to be a combined construction and term loan and provide the project with a low cost annual interest rate. We expect that we will be required to drill up to 8 wells as a condition precedent to drawing on the DOE loan, if it is approved.

At our Neal Hot Springs project, an infill geophysical program was carried out to increase the density of data to highlight suspected geologic targets and structures. Applications for four additional exploration wells to further delineate the geothermal resource with production and injection targets were approved by the state of Oregon on September 11, 2009 and drilling of the second production well, NHS-5, began on September 18, 2009. October 15, 2009, the Company successfully completed well NHS-5, the second full size production well at the Neal Hot Springs project located in eastern Oregon. NHS-5 encountered several lost circulation zones within the targeted horizon and intercepted a large aperture fracture at 2,796 feet resulting in a total loss of circulation. The well was completed to a depth of 2,896 feet. An initial 16 hour flow test completed using air lift produced fluid at a rate of 1,500 gallons per minute and resulted in a down hole flowing temperature of 286º F (141º C).

The reservoir-hosting fracture zone intersected in NHS-5 is 509 feet deeper in the geologic system than the large producing fracture intersected by NHS-1 which is located approximately 600 feet to the southeast. Both wells were instrumented with pressure and temperature equipment during the flow test. Geologic information and flow data from the drilling and flow test has been incorporated into the ongoing development of a reservoir model of the Neal Hot Springs geothermal system.

In addition to the drilling program for production-sized wells, the company has continued a temperature gradient (“TG”) drilling program utilizing a small diameter drill hole. Nine TG holes ranging in depth from 500 to 1,060 feet have been completed, and are providing valuable temperature gradient data for the overall area that hosts the Neal Hot Springs reservoir. Currently, another five to eight TG holes will be drilled with a number of the holes planned to reach a depth of 2,000 feet as the size of the geothermal anomaly is defined.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 22 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Private right-of-ways for the transmission line have been acquired and preliminary engineering designs have been initiated as well as surveying of the route.

The power purchase agreement (“PPA”) for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a set percentage annually. Idaho Power Company submitted the PPA to the Idaho Public Utilities Commission on December 28, 2009. IPUC approval is expected within 60-90 days from the date of submittal.

The total development cost of Neal Hot Springs Stage II is anticipated to be $154 million. Construction is anticipated to begin in the third quarter of 2011 with commercial operations commencing in the third quarter of 2013.

San Emidio Update

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on stand by), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. Power sales from the San Emidio plant for the quarter averaged 2.2 megawatts.

A System Feasibility Study was initiated with Sierra Pacific Power Corporation to begin the FERC mandated transmission study process for the San Emidio replacement in July 2008. The study is examining two levels of power generation, 15 megawatts and 45 megawatts, several transmission routes and the costs associated with each level of generation. The System Impact Study, the second phase of interconnection study process, was completed in July and confirmed that the existing transmission system was able to handle up to 15 megawatts of transmission. Subsequent to the end of the quarter, the third phase study, the Interconnection Facilities Study for the 15 megawatt option, was completed in October. A draft interconnection agreement is expected from Sierra Pacific Power before the end of the first calendar quarter of 2010.

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

The San Emidio expansion will take place in two phases, repower and expansion. The repower will utilize the existing wells with a new, more efficient power plant. As shown in the table above, the repower is anticipated to cost approximately $30 million and the expansion is anticipated to cost $127 million, 75% of which we believe may be funded by a Department of Energy loan, with the remainder funded through equity financing. The repower phase is anticipated to begin construction in the first calendar quarter of 2010 with commercial operations commencing in the fourth calendar quarter of 2011. The expansion phase is anticipated to begin construction in the second calendar quarter of 2010 with commercial operations commencing in the third calendar quarter of 2012. The Company hopes to utilize Investment Tax Credits in connection with both the repower and the expansion. Both phases will require an amendment to the Sierra Pacific Power Purchase Agreement.

Granite Creek Update

The Granite Creek assets are comprised of three BLM geothermal leases totaling approximately 5,414 acres (8.5 square miles) located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser. A first stage gravity geophysical program was completed in the third quarter of 2008 and will be used to evaluate the resource potential, and help determine where to drill temperature-gradient exploration wells.

Regulatory Update

In January 2009, Congress extended the federal production tax credit (“PTC”) for renewable energy power plants for all projects initiating commercial production prior to December 31, 2013. The PTC enhances the annual revenues of the projects by about 25 percent per year for the first 10 years. Additionally, Congress provided that for power plants that begin construction before the end of 2010, the Company may elect to use the 30% Investment Tax Credit (“ITC”) in lieu of the PTC. Application for the cash ITC payment may be made 60 days after the start of commercial generation and would be paid directly from the Department of Treasury.

Operating Results

For the three months ended December 31, 2009, the Company reported a net loss of $1.4 million dollars ($0.02 loss per share) which represented a 54% increase over the same period in 2008. Notable favorable variances were noted in energy sales at San Emidio and land, water and mineral rights leases. Unfavorable variances were noted in corporate administration and development, professional and management fees and plant operations at San Emidio.

For the nine months ended December 31, 2009, the Company reported a net loss of $4.3 million dollars ($0.07 loss per share) which was fairly consistent with the same period in 2008. A notable favorable variance was noted in travel and promotional costs. Unfavorable variances were noted in the reduction in the gain from investment in one of the Company’s subsidiaries Raft River Energy I, LLC (“RREI”), and professional and management fees. For the San Emidio plant, some of the performance improvements realized during the first six months of 2009 were reduced by high costs incurred in the last quarter ended December 31, 2009.

Travel and Promotional Costs
For the three months ended December 31, 2009, no significant variance was noted. For the nine months ended December 31, 2009, the Company’s travel and promotional costs decreased $249,697 (54.0%) as compared to the same period in 2008. Overall, the Company reduced its travel and promotional budget for the 2009-10 fiscal year. A notable cost savings of $175,000 was realized by canceling services for investor relations services provided by MJD Media LLC.

Gain on Investment in Subsidiary (Raft River Energy I, LLC)
The Company’s portion of the net operating loss of RREI for the nine months ended December 31, 2009 was a gain of $234,124 ($92,981 for the three months). RREI’s net operating loss was $1,966,047 for the nine months ended December 31, 2009, which was $1,953,687 higher than loss from the same period in 2008. This was primarily due to both planned and unplanned maintenance and repairs that led to lower revenues and increased costs. The entire plant was shut down for planned maintenance from April 1, 2009 to April 13, 2009 to replace a turbine damaged during startup. The shut down reduced energy production for that time period. Overall, energy revenue was down approximately $609,000 for the nine months ended December 31, 2009 from the same period in 2008. In addition to the shut down, production was down due to loss in temperature as a result of a lap joint leaking at one production well and two pump failures. Repair costs were incurred due to a pump failure and issues related a leak in a production pump column that exceeded $1.4 million. The pump repairs are believed to have been substantially complete at September 30, 2009. Chemical treatment cost savings of approximately $680,000 was realized for the nine months ended December 31, 2009 from the same period in 2008 as a result of the installation of the reverse osmosis system.

RREI’s net income was $76,634 for the three months ended December 31, 2009, which was $349,705 lower net income from the same period in 2008. The reduction was primarily due to lower energy production. For the three months ended December 31, 2008, the plant produced 26,372,154 kilowatt hours, while it produced 19,601,580 (25.7% decrease) in the same period in 2009. Energy production was down due to temperature loss in one production well due to a lap joint leak.

			Net Income (Loss)
		Total		U.S.
	Kilowatt	Operating		Geothermal
Quarter Ended:	Hours x 1,000	Revenues	Total	Inc.’s Portion

June 27, 2008	22,125	$1,127,069	$(119,141)	$97,463
September 26, 2008	21,153	1,408,357	(319,558)	103,077
December 26, 2008	24,342	1,625,010	426,339	120,425
March 27, 2009	22,927	1,355,582	(14,170)	109,296
June 30, 2009	15,479	848,176	(1,592,374)	58,831
September 30, 2009	17,940	1,253,724	(450,307)	82,312
December 31, 2009	19,602	1,352,016	76,634	92,981

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Operating revenues	$463,286	$336,865	$1,274,349	$1,139,883
Operating expenses	811,359	484,131	2,257,622	1,688,757
Net Loss	$(348,073)	$(147,266)	$(983,273)	$(528,874)

Kilowatt Hours Produced:	4,689	4,097	12,764	12,959

For the three months ended December 31, 2009, the San Emidio plant reported a loss of $348,073 ($147,266 in 2008). For the nine months ended December 31, 2009, the San Emidio plant reported a loss of $983,273 ($528,874 in 2008). Energy production and related revenues increased ($146,030, 46.0%) in the quarter ended December 31, 2009 from the same period in 2008. This is primarily due to efficiencies gained from repairs made to the plant since it was purchased in May 2008. In the quarter ended June 30, 2009, repair costs of over $112,000 were incurred to rebuild and reinstall a pump. Also, costs that amounted to over $59,000 were incurred to retube an OEC condenser and to install a new gear box. In the quarter ended December 31, 2009, costs that amounted to approximately $130,000 were incurred to conduct mechanical integrity testing required by the State of Nevada. This test is required every 5 years. Also in this quarter, the annual property tax assessment was due that amounted to $79,000. Land lease costs were incurred that amounted $51,000 during the current quarter. A portion of these costs included increases imposed by the Bureau of Land Management for diligent exploration expenditures. Energy production revenues for the nine months ended were consistent with the same period in the 2008 since the operating efficiencies gained in 2009 were offset by the down time occurred during the rebuild that occurred in the second quarter of 2009.

	Kilowatt			Depreciation &
Quarter Ended:	Hours x 1,000	Energy Sales	Net Loss	Amortization
December 31, 2008	4,097	$317,256	$(146,859)	$196,941
March 31, 2009	3,808	296,577	(267,114)	201,711
June 30, 2009	2,851	243,752	(589,082)	200,972
September 30, 2009	5,224	540,841	(46,118)	207,066
December 31, 2009	4,689	463,286	(348,073)	207,136

Professional and Management Fees

For the nine months ended December 31, 2009, the Company incurred professional and management fees of $1,052,791, which is an increase of $340,058 (47.7%) from the same period in 2008. For the three months ended December 31, 2009, the Company incurred professional and management fees of $419,784, which is an increase of $248,938 (170.8%) from the same period in 2008. Professional fees were incurred for legal and accounting services related to the private placement offering (“PIPE”), SOX compliance and responses to SEC comment letters. Consulting fees of approximately $155,000 ($39,000 for the three months) were paid for SOX compliance. Accounting and consulting fees of approximately $141,000 ($31,000 for the three months) were paid for services related to responses to the SEC letters of comment. Services related to the PIPE offering and the SEC comment letters were not incurred in the same period in 2008.

Off Balance Sheet Arrangements

As of December 31, 2009, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at December 31, 2009 are adequate to fund our general operating activities through March 31, 2011. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. In addition to government loans and grants discussed below, we anticipate that the additional funding may be raised through the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

On August 17, 2009, the Company completed a private placement of 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for aggregate gross proceeds of Cdn$10,935,000. Each Receipt was exchanged on December 17, 2009 for one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant entitles the holder thereof to acquire one additional share of common stock of the Company for US$1.75 for 24 months from closing. The placement agents have been paid an aggregate cash fee of Cdn$656,100, representing 6% of the aggregate gross proceeds of the offering, and have been issued compensation options, exercisable for 24 months, entitling the placement agents to purchase up to 243,000 shares of common stock of the Company at US$1.22. The proceeds will provide funds to drill three production size wells at Neal Hot Springs to increase production capacity to 22 MW and allow a 30-day flow test to verify the well reservoir capacity. Completion of drilling is a condition precedent to the funding from the DOE loan program, if our application is approved.

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

Although we have not yet received approval, the DOE loan is expected to provide up to 80% of the $121 million estimated capital cost of Stage I up to a maximum loan amount of $107 million. The capital cost has increased to $121 million from prior estimates of $106 million due to costs of labor, updated vendor pricing and construction materials. Detailed design of a binary cycle power plant utilizing significantly improved technology is currently in progress with construction expected to begin in mid 2010. The new plant, designed to deliver approximately 22 megawatts ("MW") of power net to the grid is scheduled to begin commercial operations in early 2012. The DOE loan is anticipated to be a combined construction and term loan and provide the project with a low cost annual interest rate. We expect that we will be required to drill up to 8 wells as a condition precedent to drawing on the DOE loan, if it is approved.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio will apply innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture fractures that represent high-productivity geothermal drilling targets.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2009 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels. We are also pursuing available DOE loans and guarantees in order to reduce interest costs for any debt instruments the Company may require. At the current market price for the Company’s stock, we do not anticipate that additional funding will result from the exercise of current stock options or warrants in the near future..

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-KA for the year ended March 31, 2009, as amended, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At December 31, 2009, the Company held investments of $6,764,982 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk

The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At quarterly period ended December 31, 2009, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

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

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the end of this period covered by this report to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our annual report on Form 10-KA, Part I, Item 1A for the year ended March 31, 2009, except as noted below:

The Company has applied for a loan from the Department of Energy ("DOE") to finance our development at Neal Hot Springs. There is no assurance that we will receive the DOE loan and a delay or failure to receive the loan may delay the development of Neal Hot Springs.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

In the second quarter ended September 30, 2009, the Company entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN per Receipt for gross proceeds of approximately $10,935,000 CDN. Each Receipt was automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. The exchange date was December 17, 2009. Each Unit consisted of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant entitled the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock.

During the nine months ended December 31, 2009, the Company issued 229,375 common shares to employees and consultants of the Company upon exercise of stock options at a strike prices between $0.72 CDN to $0.90 CDN; and at $0.92.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on December 17, 2009, there were present in person or by proxy the holders of 44,923,385 (72.3%) shares of Common Stock of U.S. Geothermal Inc. thereby constituting a quorum. The following are the matters approved and the voting results:

	Number of Shares
	Voted For	Voted Against	Abstain
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

Douglas J. Glaspey	39,949,464	-	4,973,921
Daniel J. Kunz	39,560,904	-	5,362,481
Paul A. Larkin	40,789,646	-	4,133,739
Leland L. Mink	42,766,849	-	2,156,536
John H. Walker	41,421,004	-	3,502,381

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
2. To ratify the selection of independent registered public accounting firm.	42,556,409	2,122,545	244,431	-
3. To ratify 2009 stock incentive plan.	12,748,218	7,415,368	364,601	24,395,198

Item 5 - Other Information

None.

Item 6 - Exhibits

See the exhibit index to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 9, 2010	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: February 9, 2010
By: /s/ Kerry D. Hawkley .
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit Number	Description
10.33	First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company (incorporated by reference to Exhibit 10.33 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009)
10.36	Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company (incorporated by reference to Exhibit 10.36 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009)
10.43	Power Purchase Agreement, dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002