Form 10-Q/A
period 2009-12-31
US GEOTHERMAL INC
filed 2010-03-03
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
$ 0.001 per share

EXPLANATORY NOTE

     This is Amendment No. 1 to the quarterly report on Form 10-Q for the quarterly period ended December 31, 2009 of U.S. Geothermal Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on February 9, 2010 (the “Original Form 10-Q”). The sole purpose of this Amendment No. 1 is to amend and restate Item 6 – Exhibits and the Exhibit Index in the Original Form 10-Q.

     This Amendment No. 1 speaks as of the date on which the Original Form 10-Q was filed. Other than as described above, this Amendment No. 1 does not, and does not purport to, amend, update or restate any other information or disclosure included in the Original Form 10-Q and does not, and does not purport to, reflect any events that have occurred after the date on which the Original Form 10-Q was filed. As a result, the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2009, as amended by this Amendment No. 1, continues to speak as of the date on which the Original Form 10-Q was filed.

Item 6 - Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

3.2	Certificate of Domestication of Non-U.S. Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
3.3

Certificate of Amendment to Certificate of Incorporation filed on December 19, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

3.4	Certificate of Amendment to Certificate of Incorporation filed on August 26, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report as filed on August 27, 2008)
3.5	First Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K current report as filed on November 4, 2009)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Provisions Regarding Rights of Stockholders (Incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
4.3	Form of Warrant used in private placement of April 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.4	Form of Broker Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.5	Form of Subscription Agreement relating to private placement of April 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.6

Form of Subscription Agreement for Subscription Receipts relating to private placement of August 2009 (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 registration statement as filed on November 27, 2009)

4.7

Subscription Receipt Agreement dated August 17, 2009 among the Company, Dundee Securities Corporation, Clarus Securities Inc., Toll Cross Securities Inc. and Computershare Trust Company of Canada (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1 registration statement as filed on November 27, 2009)

4.8	Form of Warrant used in private placement of August 2009 (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.9	Form of Broker Warrant (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
10.1

Agreement between the Company and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between the Company and Vulcan Power Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Amendment No. 2 dated December 30, 2003 to Agreement between the Company and Vulcan Power Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

 Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and the Company (Incorporated by reference to Exhibit 10.6 to the Company’s Form SB- 2 registration statement as filed on July 8, 2004)

10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.7

Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement dated July 5, 2005, between Bighorn Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement dated June 23, 2005, among Dale and Ronda Doman, and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement dated May 24, 2006, between JR Land and Livestock Inc. and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-KSB annual report as filed on June 29, 2006)

10.14	Employment Agreement dated January 1, 2009 with Kerry D. Hawkley (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K annual report as filed on June 15, 2009)
10.15	Employment Agreement dated January 1, 2009 with Douglas J. Glaspey (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K annual report as filed on June 15, 2009)
10.16

Escrow Agreement made December 19, 2003, among the Company, Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.17

Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.18

First Amended and Restated Merger Agreement dated November 30, 2003 among U.S. Cobalt Inc., EverGreen Power Inc., the Company, and the stockholders of the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.19	Agreement with Dundee Securities Corporation dated June 28, 2004 (Incorporated by reference to Exhibit 10.18 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
10.20

Amended and Restated Stock Option Plan of the Company dated September 29, 2006 (Incorporated by reference to Exhibit 10.23 to the Company’s Form SB-2 registration statement as filed on October 2, 2006)

10.21

Power Purchase Agreement dated December 29, 2004 between the Company and Idaho Power Company (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.22

Engineering, Procurement and Construction Agreement dated December 5, 2005 between the Company and Ormat Nevada Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-QSB quarterly report as filed on February 15, 2006) *

10.23

Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between the Company and Ormat Nevada Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on May 2, 2006)

10.24

Letter of Intent from Eugene Water and Electric Board to the Company dated February 22, 2006 (Incorporated by reference to Exhibit 10.27 to the Company’s Form SB-2 registration statement as filed on October 2, 2006)

10.25

Renewable Energy Credit Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and the Company (Incorporated by reference to Exhibit 10.28 to the Company’s Form SB-2 as filed on October 2, 2006)

10.26

Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and the Company (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-QSB quarterly report as filed on August 12, 2005)

10.27

Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and the Company (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-KSB annual report as filed on June 29, 2006)

10.28	Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form SB-2 as filed on September 29, 2006)
10.29

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, the Company, and Raft River I Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report as filed on August 23, 2006)

10.30

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q quarterly report as filed on August 10, 2009)

10.31

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K/A amended annual report as filed on October 23, 2009)

10.32	Construction contract dated May 22, 2006 between Industrial Builders and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-KSB annual report as filed on June 29, 2006)
10.33

First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q quarterly report as filed on August 10, 2009)

10.34

Geothermal Lease and Agreement dated August 1, 2007, between Bureau of Land Management and the Company (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K annual report as filed on June 16, 2008)

10.35

Asset Purchase Agreement dated as of March 31, 2008, between the Company, and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K current report as filed on April 7, 2008)

10.36

Underwriting Agreement dated April 28, 2008 between the Company and Clarus Securities Inc., Toll Cross Securities Inc. and Loewen Ondaatje McCutcheon Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report as filed on May 2, 2008)

10.37

Agency Agreement dated August 17, 2009 among the Company, Dundee Securities Corporation, Clarus Securities Inc. and Toll Cross Securities Inc. (Incorporated by reference to Exhibit 10.42 to the Company’s Form S-1 registration statement as filed on November 27, 2009)

10.38	Water Rights Purchase Agreement Michael B. Stewart and the Company dated March 31, 2008 (Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K current report as filed on April 7, 2008)
10.39	Employment Agreement dated January 1, 2009 with Daniel J. Kunz (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q quarterly report as filed on August 10, 2009)
10.40	2009 Stock Incentive Plan of the Company (Incorporated by reference to Appendix A to the Company’s Schedule 14A definitive proxy statement as filed on November 6, 2009)
10.41	Power Purchase Agreement, dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (1)
10.42	Power Purchase and Sale Agreement, dated as of February 2008, between Eugene Water & Electric Board and the Company (2)
10.43	Long Term Agreement For the Purchase and Sale of Electricity, dated December 31, 1986, between Sierra Pacific Power Company and Empire Farms, as amended (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Previously filed.

(2)	Filed herewith.

*
Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: March 2, 2010	By: /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: March 2, 2010	By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1

Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

3.2	Certificate of Domestication of Non-U.S. Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
3.3

Certificate of Amendment to Certificate of Incorporation filed on December 19, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

3.4	Certificate of Amendment to Certificate of Incorporation filed on August 26, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report as filed on August 27, 2008)
3.5	First Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K current report as filed on November 4, 2009)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Provisions Regarding Rights of Stockholders (Incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
4.3	Form of Warrant used in private placement of April 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.4	Form of Broker Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.5	Form of Subscription Agreement relating to private placement of April 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.6

Form of Subscription Agreement for Subscription Receipts relating to private placement of August 2009 (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 registration statement as filed on November 27, 2009)

4.7

Subscription Receipt Agreement dated August 17, 2009 among the Company, Dundee Securities Corporation, Clarus Securities Inc., Toll Cross Securities Inc. and Computershare Trust Company of Canada (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1 registration statement as filed on November 27, 2009)

4.8	Form of Warrant used in private placement of August 2009 (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.9	Form of Broker Warrant (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
10.1

Agreement between the Company and Vulcan Power Company dated December 3, 2002 regarding the acquisition of the Vulcan interest (Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Amendment No. 1 dated November 15, 2003 to Agreement between the Company and Vulcan Power Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Amendment No. 2 dated December 30, 2003 to Agreement between the Company and Vulcan Power Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and the Company (Incorporated by reference to Exhibit 10.6 to the Company’s Form SB- 2 registration statement as filed on July 8, 2004)

10.6

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.7

Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and the Company (Incorporated by reference to Exhibit 10.8 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.8

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.9

Geothermal Lease and Agreement dated July 5, 2005, between Bighorn Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement dated June 23, 2005, among Dale and Ronda Doman, and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.11

Geothermal Lease and Agreement dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and the Company (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.12

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and the Company (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.13

Geothermal Lease and Agreement dated May 24, 2006, between JR Land and Livestock Inc. and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-KSB annual report as filed on June 29, 2006)

10.14	Employment Agreement dated January 1, 2009 with Kerry D. Hawkley (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K annual report as filed on June 15, 2009)
10.15	Employment Agreement dated January 1, 2009 with Douglas J. Glaspey (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K annual report as filed on June 15, 2009)
10.16

Escrow Agreement made December 19, 2003, among the Company, Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.17

Escrow Agreement made December 19, 2003, among U. S. Geothermal Inc., Pacific Corporate Trust Company, as escrow agent, and certain security holders (Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.18

First Amended and Restated Merger Agreement dated November 30, 2003 among U.S. Cobalt Inc., EverGreen Power Inc., the Company, and the stockholders of the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

10.19	Agreement with Dundee Securities Corporation dated June 28, 2004 (Incorporated by reference to Exhibit 10.18 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
10.20

Amended and Restated Stock Option Plan of the Company dated September 29, 2006 (Incorporated by reference to Exhibit 10.23 to the Company’s Form SB-2 registration statement as filed on October 2, 2006)

10.21

Power Purchase Agreement dated December 29, 2004 between the Company and Idaho Power Company (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.22

Engineering, Procurement and Construction Agreement dated December 5, 2005 between the Company and Ormat Nevada Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-QSB quarterly report as filed on February 15, 2006) *

10.23

Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between the Company and Ormat Nevada Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on May 2, 2006)

10.24

Letter of Intent from Eugene Water and Electric Board to the Company dated February 22, 2006 (Incorporated by reference to Exhibit 10.27 to the Company’s Form SB-2 registration statement as filed on October 2, 2006)

10.25

Renewable Energy Credit Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and the Company (Incorporated by reference to Exhibit 10.28 to the Company’s Form SB-2 as filed on October 2, 2006)

10.26

Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and the Company (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-QSB quarterly report as filed on August 12, 2005)

10.27

Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and the Company (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-KSB annual report as filed on June 29, 2006)

10.28	Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form SB-2 as filed on September 29, 2006)
10.29

Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, the Company, and Raft River I Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report as filed on August 23, 2006)

10.30

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q quarterly report as filed on August 10, 2009)

10.31

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K/A amended annual report as filed on October 23, 2009)

10.32	Construction contract dated May 22, 2006 between Industrial Builders and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-KSB annual report as filed on June 29, 2006)
10.33

First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q quarterly report as filed on August 10, 2009)

10.34

Geothermal Lease and Agreement dated August 1, 2007, between Bureau of Land Management and the Company (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K annual report as filed on June 16, 2008)

10.35

Asset Purchase Agreement dated as of March 31, 2008, between the Company, and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K current report as filed on April 7, 2008)

10.36

Underwriting Agreement dated April 28, 2008 between the Company and Clarus Securities Inc., Toll Cross Securities Inc. and Loewen Ondaatje McCutcheon Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report as filed on May 2, 2008)

10.37

Agency Agreement dated August 17, 2009 among the Company, Dundee Securities Corporation, Clarus Securities Inc. and Toll Cross Securities Inc. (Incorporated by reference to Exhibit 10.42 to the Company’s Form S-1 registration statement as filed on November 27, 2009)

10.38	Water Rights Purchase Agreement Michael B. Stewart and the Company dated March 31, 2008 (Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K current report as filed on April 7, 2008)
10.39	Employment Agreement dated January 1, 2009 with Daniel J. Kunz (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q quarterly report as filed on August 10, 2009)
10.40	2009 Stock Incentive Plan of the Company (Incorporated by reference to Appendix A to the Company’s Schedule 14A definitive proxy statement as filed on November 6, 2009)
10.41	Power Purchase Agreement, dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (1)
10.42	Power Purchase and Sale Agreement, dated as of February 2008, between Eugene Water & Electric Board and the Company (2)
10.43	Long Term Agreement For the Purchase and Sale of Electricity, dated December 31, 1986, between Sierra Pacific Power Company and Empire Farms, as amended (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Previously filed.

(2)	Filed herewith.

*
Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.