Form 10-Q
period 2010-06-30
US GEOTHERMAL INC
filed 2010-08-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 9, 2010
Common stock, par value	78,647,776
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the 1st Quarter Ended June 30, 2010

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended, March 31, 2010. The results of operations for the three months ended June 30, 2010 and June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2011.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
June 30, 2010

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	June 30, 2010	March 31, 2010

ASSETS

Current:
Cash and cash equivalents	$8,678,340	$12,970,612
Restricted cash (note 3)	585,000	585,000
Receivable from subsidiary	537,374	335,684
Trade accounts receivable	273,647	176,880
Other current assets	151,743	152,950
Total current assets	10,226,104	14,221,126

Deposit on mineral rights purchase	200,000	-
Investment in equity securities (note 4)	192,817	210,975
Investment in subsidiaries (note 5)	18,171,364	18,103,239
Property, plant and equipment, net of accumulated depreciation (note 6)	18,708,297	16,550,006
Intangible assets, net of accumulated amortization (note 7)	17,179,171	16,642,515
Total assets	$64,677,753	$65,727,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$721,277	$446,790
Related party accounts payable	5,018	1,897
Current portion of capital lease obligation	12,058	11,837
Total current liabilities	738,353	460,524
Long-term Liabilities:
Capital lease obligation, less current portion	24,014	27,108
Stock compensation payable	1,823,751	1,823,751
Promissory note payable (note 10)	230,000	230,000
Total liabilities	2,816,118	2,541,383

Commitments and Contingencies (note 17)	-	-
STOCKHOLDERS’ EQUITY
Capital stock:
Authorized:
250,000,000 common shares with a $0.001 par value
Issued and outstanding:
78,647,776 shares at June 30, 2010 and at March 31, 2010	78,648	78,648
Additional paid-in capital	83,834,025	83,667,011
Accumulated other comprehensive income	123,321	136,693
Accumulated deficit	(22,828,321)	(21,353,761)
	61,207,673	62,528,591

Non-controlling interest (note 18)	653,962	657,887
Total stockholders’ equity	61,861,635	63,186,478

Total liabilities and stockholders’ equity	$64,677,753	$65,727,861

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,

	2010	2009

Operating Revenues:
Energy sales, San Emidio	$571,646	$243,752
Land, water, and mineral rights lease	45,012	29,484
Management fees	62,500	62,500
Gain from investment in subsidiary	73,089	59,889
Total operating revenues	752,247	395,625

Operating Expenses:
Consulting fees	11,678	-
Corporate administration	222,300	130,701
Professional and management fees	555,548	264,141
Salaries and wages	470,054	256,405
Stock based compensation	167,014	639,852
Travel and promotion	114,031	52,572
Plant operations, San Emidio	648,271	832,834
Lease and equipment repair	55,275	52,137
Total operating expenses	2,244,171	2,228,642

Loss from Operations	(1,491,924)	(1,833,017)

Other Income (Loss):
Foreign exchange gain (loss)	(4,786)	11,156
Other income	1,561	3,077
Interest income	16,664	10,667
Total other income	13,439	24,900

Net Loss	(1,478,485)	(1,808,117)

Net loss attributable to the non-controlling interest	3,925	5,206

Net Loss Attributable to U.S. Geothermal Inc.	(1,474,560)	(1,802,911)

Other Comprehensive Income:
Unrealized gain (loss) on investment in equity securities	(13,372)	32,265

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(1,487,932)	$(1,770,646)

Basic And Diluted Net Loss Per Share Attributable to U.S. Geothermal Inc.	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	78,647,776	62,033,882

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2010	2009
Operating Activities:
Net loss	$(1,478,485)	$(1,808,117)
Add non-cash items:
Depreciation and amortization	280,458	241,881
Gain on operations of subsidiary	(73,089)	(59,889)
Foreign exchange (gain) loss	4,786	(11,156)
Loss on equity investment	4,964	-
(Gain) loss on disposal of equipment	-	900
Stock based compensation	167,014	639,852
Change in non-cash working capital items:
Accounts receivable	(298,457)	(1,321,560)
Accounts payable and accrued liabilities	176,462	467,173
Prepaid expenses & other	1,207	1,622
Total cash used by operating activities	(1,215,140)	(1,849,294)

Investing Activities:
Purchases of property, plant and equipment	(2,874,259)	(195,587)
Deposit on mineral rights purchase	(200,000)	-
Proceeds from sale of equipment	-	500
Total cash used by investing activities	(3,074,259)	(195,087)

Financing Activities:
Principal payments on capital lease	(2,873)	(2,668)
Total cash provided by financing activities	(2,873)	(2,668)
Decrease in Cash and Cash Equivalents	(4,292,272)	(2,047,049)
Cash and Cash Equivalents, Beginning of Period	12,970,612	3,452,091

Cash and Cash Equivalents, End of Period	$8,678,340	$1,405,042

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$101,146	$15,266

Other Items:
Interest paid	9,493	912

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2010 and the Three Months Ended June 30, 2010
(Stated in U.S. Dollars)

			Additional			Accumulated	Non-
	Number of	Common	Paid-In	Stock	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Issuable	Deficit	Income	Interest	Totals

Balance at April 1, 2009	62,033,882	$62,034	$64,694,849	$-	$(15,514,911)	$95,891	$678,232	$50,016,095

Stock issued from the exercise of stock options	304,375	304	368,110	-	-	-	-	368,414
Subscription receipts issued August 17, 2009 (note 9)	-	-	-	9,120,294	-	-	-	9,120,294
Stock issued from subscription receipts on December 17, 2009 (note 9)	8,100,000	8,100	9,112,194	(9,120,294)	-	-	-	-
Capital stock issued as result of a private placement closed March 16, 2010, net of issuance costs (note 10)	8,209,519	8,210	7,914,186	-	-	-	-	7,922,396
Stock based compensation	-	-	1,577,672	-	-	-	-	1,577,672
Unrealized gain on investment	-	-	-	-	-	40,802	-	40,802
Net loss	-	-	-	-	(5,838,850)	-	(20,345)	(5,859,195)

Balance at March 31, 2010	78,647,776	78,648	83,667,011	-	(21,353,761)	136,693	657,887	63,186,478

Stock based compensation	-	-	167,014	-	-	-	-	167,014
Unrealized loss on investment	-	-	-	-	-	(13,372)	-	(13,372)
Net loss - unaudited	-	-	-	-	(1,474,560)	-	(3,925)	(1,478,485)

Balance at June 30, 2010 - unaudited	78,647,776	$78,648	$83,834,025	$-	$(22,828,321)	$123,321	$653,962	$61,861,635

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

When U.S. Cobalt Inc. completed a reverse take-over on December 19, 2003, the former stockholders of U.S. Geothermal Inc. a company incorporated on February 26, 2002 in the State of Idaho, U.S.A. acquired control of U.S. Cobalt Inc. In connection with the transaction, U.S. Cobalt Inc. changed its name to U.S. Geothermal Inc. (the “Company”) and consolidated its common stock on a one new to five old basis. All references to common shares in these financial statements have been restated to reflect the roll-back of common stock.

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

Raft River Energy I LLC (“RREI”), previously a 100% owned subsidiary, was consolidated through July 2006, after which the entity is recorded under the equity method (note 5).

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2010 and 2009, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho. The accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At June 30, 2010, the Company held no significant deposits not subject to FDIC insurance. The money market funds totaled $8,755,486, and are invested in government backed securities and not subject to deposit insurance.

Equity Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale. All marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it does not intend to actively buy and sell for short-term profits. The Company's investments are subject to market risk, primarily interest rate and credit risk. The fair value of investments is determined using observable or quoted market prices for those securities.

Available-for-sale securities are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

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

For our investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits, and 1% of all other profit and loss items. See Note 5.

Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease, are recorded at historical cost. Costs of acquisition of geothermal properties are capitalized on a geothermal reservoir basis. If a geothermal reservoir is abandoned, the associated costs that have been capitalized are charged to income in the year of abandonment. Major improvements that significantly increase the useful lives and/or capabilities of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Where appropriate, terms of property rights and revenue contracts can influence the determination of estimated useful lives. Estimated useful lives by major asset categories are summarized as follows:

Estimated Useful
Asset Categories	Lives in Years

Furniture, vehicle and other equipment	3 to 5
Power plant, buildings and improvements	15 to 30
Wells	30
Well pumps and components	5 to 15
Pipelines	30
Transmission lines	30

Intangible Assets

All costs directly associated with the acquisition of geothermal and water rights are capitalized as intangible assets. These costs are amortized over their estimated utilization period. There are several factors that influence the estimated utilization periods as well as underling fair value that include, but are not limited to, the following:

- contractual expiration terms of the right,
- contractual terms of an associated revenue contract (i.e., PPAs),
- compliance with utilization and other requirements, and
- hierarchy of other right holders who share the same resource.

Currently, amortization expense is being calculated on a straight-line basis over an estimated utilization period of 30 years for assets placed in service. If an intangible water or geothermal right is forfeited or otherwise lost, the remaining unamortized costs are expensed in the period of forfeiture. An impaired right is reduced to its estimated fair market value in the year the impairment in realized. Costs incurred that extend the term of an intangible right are capitalized and amortized over the new estimated period of utilization.

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of June 30, 2010.

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

Under the fair value recognition provisions, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

The Company has adopted a standard that states that if certain conditions are present surrounding the issuance of equity instruments as share based compensation, then circumstances may warrant the recognition of a liability for financial reporting purposes. One such condition is present when the Company issued stock options denominated in a foreign currency (Canadian dollars) to employees. Authors of the standard have reasoned that when a condition is present that creates a financial risk to the recipient in addition to normal market risks (i.e., foreign currency translation risk), then the instrument takes on the characteristics of a liability, rather than an equity item. As the underlying stock options are exercised or are forfeited, then the stock based compensation liability will be reduced. The Company’s financial statements reflect these changes in the consolidated balance sheet. As the value of the options change over the vesting periods, these changes will ultimately be reflected in the amount of expense charged to operations.

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2010 and March 31, 2010, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents at June 30, 2010 and March 31, 2010 were 93,021,693 and 96,404,418; respectively

Financial Instruments

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, FASB issued Financial Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

(“Update 2010-06”). Update 2010-06 is intended to improve disclosures originally defined in accounting standards. Update 2010-06 requires new discloses summarized as follows:

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

Compensation-Stock Compensation

In January 2010, FASB issued Financial Accounting Standards Update 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. (“Update 2010-13”). Update 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. Amendments of this Update are effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2010. The Company is still evaluating the impact of this Update. The adoption of this Update may have an impact in the statement of financial position.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	June 30,	March 31,
State Agency	2010	2010

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	125,000	125,000

	$585,000	$585,000

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

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of a publicly traded geothermal entity) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Unrealized gains/losses	136,693
Foreign exchange losses	(14,233)
Fair value at March 31, 2010	210,975
Unrealized losses	(13,372)
Foreign exchange losses	(4,786)

Fair value at June 30, 2010	$192,817

NOTE 5 – INVESTMENT IN SUBSIDIARIES

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

As of June 30, 2010, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

For periods prior to August 2006, the Company was the 100% owner of RREI and consolidated the loss. For the period August 2006 to September 2009, U.S. Geothermal Inc. recorded RREI under the equity method of accounting for investments in subsidiaries based on the HLBV method.

Effective December 26, 2008, the fiscal year for RREI was changed to a calendar year due to the conversion of Goldman Sachs to a bank holding company. RREI’s latest audited financial information is summarized as follows:

	As of December	As of November
	31, 2009	28, 2008

Total current assets	$808,084	$1,994,238
Property and equipment	47,993,261	50,016,779
	$48,801,345	$52,011,017

Total liabilities	$791,116	$1,434,413
Total members’ equity	48,010,229	50,576,604
	$48,801,345	$52,011,017

			Fiscal Year	Fiscal Year
	Year Ended	Month Ended	Ended	Ended
	December 31,	December 26,	November 28,	November 30,
	2009	2008	2008	2007

Operating revenues	$4,718,949	$537,831	$4,880,303	$96,743
Operating earnings (loss)	(2,278,806)	352,483	(528,916)	(929,615)
Net earnings (loss)	(2,270,718)	352,960	(448,593)	(834,234)

U.S. Geothermal Inc., portion of net earnings (loss)	$279,072	$54,713	$(156,060)	$(161,092)

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits and 1% of all other profits and losses.

The Company’s investment in the RREI has changed since March 31, 2007 as follows:

		Increase (Decrease) in
Year ended	Activity	Investment

March 31, 2007	Investment Account Balance	$6,360,349
	Capital Contributions	10,641,871
	Allocation of profit/loss	6,479
	Prepaid amount	97,000
March 31, 2008	Investment Account Balance	17,105,699
	Capital Contributions	948,054
	Allocation of profit/loss	539,815
	Prepaid amount	(97,000)
March 31, 2009	Investment Account Balance	18,496,568
	Cash distributions	(722,222)
	Allocation of profit/loss	323,929
March 31, 2010	Investment Account Balance	18,098,275
	Cash distributions	-
	Allocation of profit/loss	73,089
June 30, 2010	Investment Account Balance	$18,171,364

An investment in a northwest British Columbia geothermal prospect totaled $0 and $4,965 as of June 30, 2010 and March 31, 2010; respectively. This investment is combined with the investment in Raft River Energy I LLC.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended June 30, 2010, the Company was primarily engaged in development activities at Neal Hot Springs, Oregon and San Emidio, Nevada. At Neal Hot Springs, costs in excess of $822,000 were spent on geophysical engineering and plant design, in addition to approximately $130,700 that was spent on transmission line studies and design. Drilling costs were incurred that exceeded $487,000 related to the temperature gradient drilling program at Neal Hot Springs. At San Emidio, over $186,000 was incurred for design and feasibility studies for the proposed power plant and transmission lines. The final payment of $582,000 to Constellation Energy related to the plant purchase price adjustment was completed in the current quarter. Also, at San Emidio costs of approximately $99,000 were incurred for geophysical studies and flow testing of well 75-16.

Property, plant and equipment, at cost, are summarized as follows:

	June 30, 2010	March 31, 2010
Land	$652,507	$652,507
Power production plant	2,275,475	1,665,882
Wells	3,617,312	3,617,312
Furniture and equipment	830,386	785,606
	7,375,680	6,721,307
Less: accumulated depreciation	(1,608,182)	(1,396,605)
	5,767,498	5,324,702
Construction in progress	12,940,799	11,225,304

	$18,708,297	$16,550,006

Changes in Construction in Progress for the three months ended June 30 2010 and the year ended March 31, 2010, at cost, are summarized as follows:

	Three Months
	Ended June 30,	Year Ended
	2010	March 31, 2010
Beginning balances	$11,225,304	$7,807,445
Current development construction	1,715,495	3,417,859
Transfers into production	-	-
Write-off of unsuccessful projects	-	-
Ending balances	$12,940,799	$11,225,304

Construction in Progress, at cost, consisted of the following projects/assets by location at March 31, 2010 and June 30, 2010, as follows:

	June 30,	March 31,
	2010	2010
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$738,265	$733,284
Unit II, well construction	2,050,326	2,085,250
	2,788,591	2,818,534
San Emidio, Nevada:
Power plant (Re-power project)	146,534	50,872
Interconnection studies for transmission line	167,032	76,032
Well construction	2,777,041	2,678,102
	3,090,607	2,805,006
Neal Hot Springs, Oregon:
Two production wells	5,384,429	4,916,905
Buildings and site preparation	1,355,454	493,852
Transmission lines and substation	321,718	191,007
	7,061,601	5,601,764

	$12,940,799	$11,225,304

Depreciation expense charged to operations for the three months ended June 30, 2010 and 2009 amounted to $211,577 and $173,000; respectively.

NOTE 7 – INTANGIBLE ASSETS

In April 2010, the Company incurred consulting fees of $600,000 necessary to acquire the geothermal energy rights concession in Guatemala. The concession area is located 14 miles southwest of Guatemala City. The concession contains 24,710 acres (38.6 square miles) of energy rights located in the center of the Aqua and Pacaya twin volcano complex.

Intangible assets, at cost, are summarized as follows:

	June 30, 2010	March 31, 2010

In operation:
Geothermal and mineral rights	$8,265,800	8,265,800
Less: accumulated amortization	(596,974)	(528,093)

	7,668,826	7,737,707
Inactive:
Surface water rights	5,484,059	5,484,059
Geothermal and mineral rights	4,026,286	3,420,749

	$17,179,171	$16,642,515

Amortization expense will increase when the respective intangible assets have been placed into operations. Presently, estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Periods Ending June 30,
2011	$275,527
2012	275,527
2013	275,527
2014	275,527
2015	275,527

$1,377,635

Amortization expense charged to operations for the three months ended June 30, 2010 and 2009 amounted to $68,881 and $68,881; respectively.

NOTE 8 – PROVISION FOR INCOME TAXES

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

At June 30, 2010, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $5,492,000 (March 31, 2010 - $4,942,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2010 and 2009.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at June 30, 2010 and March 31, 2009 were as follows:

	June 30,	March 31,
	2010	2010
Deferred tax assets*:
Net operating loss carry forward	$5,425,000	$4,924,000
Stock based compensation	578,000	515,000

Deferred tax liabilities*:
Depreciation and amortization	(511,000)	(497,000)
Net deferred income tax asset	5,492,000	4,942,000
Deferred tax asset valuation allowance	(5,492,000)	(4,942,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the years ended March 31,
	2011	2010

U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.0
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.0%

At June 30, 2010, the Company had net income tax operating loss carry forwards of approximately $14,985,000 ($13,678,000 in March 31, 2010), which expire in the years 2023 through 2034. The change in the allowance account from March 31, 2010 to June 30, 2010 was $550,000.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the years ended March 31, 2010 and 2009, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2009, 2008, and 2007 which could be subject to agency examinations as of June 30, 2010. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions comply with U.S. generally accepted accounting principles.

NOTE 9 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 the end of the lease term scheduled for November 2012. At June 30, 2010, equipment under capital lease amounted to $53,450 ($14,253 accumulated amortization). The schedule of minimum lease payments is as follows:

Years Ending June 30,	Principal	Interest	Totals
2011	$12,058	$2,258	$14,316
2012	12,975	1,341	14,316
2013	11,039	271	11,310
	$36,072	$3,870	$39,942

NOTE 10 – PROMISORY NOTE PAYABLE

On July 7, 2009, the Company financed the purchase 40 acres of land and a building on property adjacent to our San Emidio power plant facility with a promissory note. The note for $230,000, is payable in 24 successive monthly installments commencing on the second month following the date of disbursement. The first 23 payments consist of interest only on the outstanding principal at 3.25% per annum. The entire principal and the accrued interest are due on the final payment. The note is unsecured. In the event of an assignment for the benefit of creditors, application for the appointment of a receiver or filing of a voluntary or involuntary petition in bankruptcy by or against the Company, the holder may declare this note immediately due and payable in full.

NOTE 11 – SUBSCRIPTION RECEIPTS/STOCK ISSUABLE

In the second quarter ended September 30, 2009, the Company entered into an agreement to privately place approximately 8,100,000 Subscription Receipts (“Receipt”) at $1.35 CDN ($1.22) per Receipt for gross proceeds of approximately $10,935,000 CDN ($9,882,000). Each Receipt was automatically exchanged, without additional consideration on the exchange date for one (“Unit”) of the Company. The exchange date was December 17, 2009. Each Unit consisted of one share of common stock of the Company and one half of one common stock purchase warrant (a "Warrant"). Each Warrant entitled the holder thereof to acquire one additional share of common stock of the Company for a period of 24 months following the closing of the offering for $1.75 per share of common stock.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On March 16, 2010, the Company completed a private placement stock offering where the Company issued 8,209,519 shares of Common Stock at a price of $1.05 per share for gross proceeds of $8.6 million ($7,922,396 net proceeds). Each investor was, also, issued a common share purchase warrant (“Warrant”) exercisable for 50% of the number of shares of Common Stock purchased. Each Warrant is exercisable at $1.25 per share for a period of five years beginning September 16, 2010.

During the quarter ended March 31, 2010, the Company issued 75,000 common shares to an employee of the Company upon exercise of stock options at a strike price of $0.90.

During the quarter ended December 31, 2009, the Company issued 181,375 common shares to employees and consultants of the Company upon exercise of stock options at a strike prices between $0.72 and $0.92.

As described in Note 9, the Company issued 8,100,000 shares for $1.35 CDN ($1.22) on December 17, 2009 for the exchange of subscription receipts.

During the quarter ended September 30, 2009, the Company issued 48,000 common shares to employees of the Company upon exercise of stock options at a strike price of $0.92.

NOTE 13 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options and/or restricted shares to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2010, the Company can issue stock option and/or restricted share grants totaling up to 11,797,166 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2010, the Company had 5,729,875 options granted and outstanding.

The following table reflects the summary of stock options outstanding at March 31, 2009 and changes during the year ended March 31, 2010, and the three months ended June 30, 2010:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value
Balance outstanding, March 31, 2009	4,239,250	$1.62	$1.00	$4,234,719
Forfeited	(80,000)	2.34	1.95	(156,000)
Exercised	(304,375)	0.90	0.82	(249,588)
Granted	1,875,000	0.95	0.78	1,466,898
Balance outstanding, March 31, 2010	5,729,875	1.49	0.92	5,296,029

Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2010	5,729,875	$1.49	$0.92	$5,296,029

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Three Months
	Ended June 30,	Year Ended
	2010	March 31, 2010
Dividend yield	0	0
Expected volatility	89-93%	71-93%
Risk free interest rate	0.55-1.32%	0.46-1.32%
Expected life (years)	3.17	3.17

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2010:

OPTIONS OUTSTANDING
			REMAINING	NUMBER OF
EXERCISE		NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE		OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 1.00	CDN	1,443,000	0.75	1,443,000	$1,465,385
1.15	CDN	78,750	1.08	78,750	86,626
1.40	CDN	157,500	1.58	157,500	139,271
0.92		1,740,625	3.90	1,305,469	922,617
1.78		95,000	3.23	95,000	81,172
2.22		1,475,000	2.87	1,475,000	1,798,611
2.41		660,000	2.08	660,000	466,274
1.58		80,000	3.92	40,000	15,550

$ 1.49		5,729,875	2.52	5,254,719	$4,975,506

The following table summarizes information about the stock options outstanding at March 31, 2010:

OPTIONS OUTSTANDING
			REMAINING	NUMBER OF
EXERCISE		NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE		OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 1.00	CDN	1,443,000	1.00	1,443,000	$1,465,385
1.15	CDN	78,750	1.33	78,750	86,626
1.40	CDN	157,500	1.83	157,500	139,271
0.92		1,740,625	4.15	867,125	612,825
1.78		95,000	3.48	95,000	81,172
2.22		1,475,000	3.12	1,475,000	1,798,611
2.41		660,000	2.33	660,000	466,274
1.58		80,000	4.17	40,000	15,550

$ 1.49		5,729,875	2.77	4,816,375	$4,665,714

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2009 and changes during the fiscal year ended March 31, 2010, and the three months ended June 30, 2010 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2009	800,000	$2.19	$1.20

Granted	1,875,000	0.95	0.70
Vested	(1,681,500)	1.52	0.97
Forfeited	(80,000)	2.34	0.90
Nonvested, March 31, 2010	913,500	0.95	0.69

Granted	-	-	-
Vested	(438,344)	0.92	0.71
Forfeited	-	-	-
Nonvested, June 30, 2010	475,156	$0.98	$0.68

As of June 30, 2010, there was $244,562 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at June 30, 2010 and 2009 was $167,014 and $639,852; respectively.

Stock Purchase Warrants

At June 30, 2010, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
August 17, 2011	243,000	$1.22	4,050,000	$1.75
September 16, 2015	246,285	1.25	4,104,757	1.25

NOTE 14 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of June 30, 2010 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$8,755,486	$8,755,486	$-	$-
Investment in equity securities	192,817	-	192,817	-
	$8,948,303	$8,755,486	$192,817	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

NOTE 15 - RELATED PARTY TRANSACTIONS

At June 30, 2010 and March 31, 2010, the amounts of $5,018 and $1,897; respectively, are payable to directors and officers of the Company for reimbursement of travel expenses. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC (“RREI”) owed the Company $537,374 and $335,684 at June 30, 2010 and March 31, 2010; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. The Company received the following revenues from RREI:

	Three Months Ended June 30,
	2010	2009
Management fees	$62,500	$62,500
Lease and royalties	45,012	29,484
	$107,512	$91,984

The Company’s equity investment in RREI is adjusted monthly for our share of the profit and loss based on various revenue stream and cost allocations. Our share of the costs to RREI associated with the above noted management fees and lease and royalty revenues are deemed immaterial at this time, and related U.S. Geothermal, Inc.’s revenues and RREI costs have not been eliminated in the financial statements.

The Company paid directors and officers fees in the amounts of $22,500 and $15,000 for the three months ended June 30, 2010 and 2009; respectively.

NOTE 16 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP June 30, 2010	Canadian GAAP June 30, 2010	U.S. GAAP March 31, 2010	Canadian GAAP March 31, 2010
Plant, Property and Equipment	$ 18,708,297	$ 19,196,109	$ 16,550,006	$ 16,990,617
Intangible Assets	17,179,171	17,179,171	16,642,515	16,642,515
Total Assets	64,677,753	61,695,485	65,727,861	66,168,472
Stockholders’ Equity	61,207,673	65,165,565	62,528,591	62,969,202
Total Liabilities and Stockholders’ Equity	$ 64,677,753	$ 65,165,565	$ 65,727,861	$ 66,168,472

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Quarter Ended June 30, 2010	Canadian GAAP Quarter Ended June 30, 2010	U.S. GAAP Quarter Ended June 30, 2009	Canadian GAAP Quarter Ended June 30, 2009
Loss from Operations	$ (1,491,924)	$ (1,444,723)	$ (1,833,017)	$ (1,833,017)
Net Loss Attributable to U.S. Geothermal Inc.	$ (1,474,560)	$ (1,427,359)	$ (1,802,911)	$ (1,802,911)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for three months ended June 30, 2010 and 2009 totaling $56,914 and $47,625; respectively.

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

Office Lease
The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month. The Company incurred total office lease expenses for three months ended June 30, 2010 and 2009 totaling $17,942 and $17,419; respectively.

Total Lease Obligations
The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
June 30,	Amount
2011	$154,124
2012	94,579
2013	66,642
2014	64,138
2015	57,099
Thereafter	74,192

Power Purchase Agreements
The Company has signed a power purchase agreement with Idaho Power Company for sale of power generated from its joint venture Raft River Energy I, LLC. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the phase two plants to other purchasers. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The plan requires the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code.

Mineral Rights Option Agreement
On May 24, 2010, USG Oregon LLC (a wholly owned subsidiary of the Company) entered into an option agreement that allows for exclusive purchase of all mineral rights associated with 2,110 acres of land located in Malheur County, Oregon. Per the terms of the agreement, the Company transferred $200,000 to the seller. To exercise the option agreement, the Company must pay an additional $200,000 prior to November 25, 2012. If the second payment is not made, the Company loses all rights associated with the agreement.

NOTE 18 – JOINT VENTURES

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

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 8, 2010, which is considered to be the issuance date. The following event was identified for disclosure:

San Emidio, Nevada Power Plant Construction Financing
On July 14, 2010, the Company entered into a memorandum of understanding regarding a construction loan agreement with an engineering, procurement and construction company (“Contractor”) to construct an 8.6 net megawatt power plant at San Emidio, Nevada. The agreement calls for the Contractor to provide a non-recourse project loan for $30 million. The construction loan is expected to be repaid with long term financing from available sources such as the Section 1705 loan guarantee program from the U.S. Department of Energy. Final documents are currently being compiled.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the period ended June 30, 2010 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter year ended June 30, 2010, the Company was focused on:

1)	Completing the temperature gradient drilling program at the Neal Hot Spring project;
2)	planning drilling and field development activities at Neal Hot Springs;
3)	planning and permitting for drilling at the Gerlach Joint Venture;
4)	negotiating a fully financed EPC and a PPA for the San Emidio Project;
5)	optimizing the operation of the San Emidio power plant in Nevada, and planning for start of construction on the Phase I repower of the existing well field;
6)	optimizing the operation of the well field at the Raft River project in Idaho (“Raft River Unit I”; and
7)	the evaluation of potential new geothermal project acquisitions.

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Anticipated
Project	Location	Ownership	(MW)	Operation Date	($million)	Power Purchaser
San Emidio Phase I (Repower)	Nevada	100%	5.4	1st Quarter 2012	$30	NV Energy
San Emidio Phase II (Expansion)	Nevada	100%	26	3rd Quarter 2012	$127	TBD
Neal Hot Springs 1	Oregon	100%	22	2ndQuarter 2012	$119	Idaho Power
Neal Hot Springs II	Oregon	100%	28	3rd Quarter 2013	$154	TBD
Raft River I (Repower)	Idaho	JV	3	3rd Quarter 2010	$7	Idaho Power
Raft River (Unit II)	Idaho	100%	26	4th Quarter 2013	$134	Eugene Water and Electric Board TBD
Raft River (Unit III)	Idaho	100%	32	2nd Quarter 2015	$166

Additional Properties
Project	Location	Ownership	Target Development (MW)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(MW)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	68.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	25.0(6)	TBD	Binary
El Ciebillo	38.6	410-446 (3)	TBD	TBD	Steam

(1)	Geothermex Inc.’s assessment of 94 MW was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 MW is an internal estimate.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	Black Mountain Technology Resource estimate with respect to 49.0 MW, remainder is an internal estimate.
(5)	Geothermal Science, Inc. resource estimate with respect to 22.0 MW, remainder is an internal estimate.
(6)	Internal estimate.

Raft River Update

Raft River Energy Unit I is located in Idaho and has a 13 megawatt geothermal power plant in operation.

Raft River Unit I operated through the first fiscal quarter at 94.5% availability which includes 4.2 days for the annual scheduled outage. Raft River generated an average of 8.7 net megawatts during the three month period ended June 30, 2010. The reduction in output for the period compared to planned generation was due to the loss of temperature from production well RRG-7 and the shutdown of production well RRG-2.

In early January 2009, production well RRG-7 underwent a temperature decline that has reduced the inlet fluid temperature to the power plant by approximately 4 degrees Fahrenheit. At the same time of the temperature change, fluid flow increased. Power generation has been reduced by an estimated 1 megawatt due to the lower temperature fluid. It was determined that the cement in a lap joint had failed and a mechanical packer was installed to reduce the cold water inflow, but was unsuccessful. A remediation program has been planned for a cost of $813,300 that will “squeeze” cement into the lap joint and plug off the cold water flow to return the well temperature and increase power plant generation.

Production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicates an impending pump failure. A repair program, which includes a well stimulation procedure, has been planned for a cost of $512,750.

Until the repairs are completed, the plant output will continue at about 7.8 megawatts. Plans for repair of both RRG-7 and RRG-2 are under discussion with Raft River I Holdings, the joint venture partner for Raft River Unit I.

Raft River Operating Agreement

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venturer allowed us to share the risks of ownership. The joint venture has also allowed the project to take advantage of production tax credits which would not otherwise have been available to us. When Unit I operates at full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred. See Note 5 “Investment in Subsidiaries” in the financial statements for detail of cash payments from RREI.

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

On February 26, 2009 U.S. Geothermal submitted an application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The Company was notified that its project application is complete, the power plant technology choice qualifies as new or improved under the program, and the project has been selected to proceed in the project loan process. Although we have not yet received approval, the DOE guaranteed loan is expected to provide up to 75% of the $120 million estimated capital cost of Stage I up to a maximum loan amount of $102.2 million. The capital cost has increased to $120 million from prior estimates of $106 million due to costs of labor, updated vendor pricing and construction materials, project loan costs and contingencies. Detailed design of a binary cycle power plant utilizing significantly improved technology is currently in progress with construction expected to begin in mid 2010. The new plant, designed to deliver approximately 22 MW of power net to the grid is scheduled to begin commercial operations in early 2012. The DOE guaranteed loan is anticipated to be a combined construction and term loan and provide the project with a low cost annual interest rate. We expect that we will be required to drill up to 8 additional wells as a condition precedent to drawing on the DOE guaranteed loan, if it is approved.

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

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per MW-hour and escalates at a variable percentage annually. Idaho Power Company submitted the PPA to the Idaho Public Utilities Commission on December 28, 2009. IPUC authorized a Modified Procedure for review of the PPA on March 17, 2010 which calls for a 45 day public comment period and 10 day reply period. The Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions on May 20, 2010.

Two mineral ownership interests in the Neal Hot Spring project were acquired during the quarter. A 25 % mineral interest for 600 acres of property was acquired from a private estate. An option to purchase a separate 25% mineral interest in 2,110 acres of the project was executed with GCO Minerals Company, a subsidiary of International Paper.

San Emidio Update
The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross MW Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on stand by), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. A cooling tower was added in 1998 to improve summer peak power generation. During the first fiscal quarter ended June 30, 2010, the San Emidio plant operated at 99.4% availability and generated an average of 2.5 net megawatts during the period.

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Corporation to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies are examining two levels of power generation, 15 MWs and 45 MWs, several transmission routes and the costs associated with each level of generation. The System Impact Study for the 15 MW Phase I repower, the second phase of interconnection study process, was completed in July and confirmed that the existing transmission system was able to handle up to 15 MWs. The third phase study, the Interconnection Facilities Study for the 15 MW option, was completed in October. A draft interconnection agreement is expected from Sierra Pacific Power before the end of the third calendar quarter of 2010.

Subsequent to the end of the year, the System Impact Study for the 45 MW option was received in April. The third phase study for the 45 MW option, the Interconnection Facilities Study, will be contracted during the second calendar quarter and is expected to be completed before year end.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio will apply innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture factures that represent high-productivity geothermal drilling targets. Initial geologic mapping under the program has been initiated, permitting has advanced, and the seismic team has been contracted.

On July 14, 2010, the Company entered into a memorandum of understanding regarding a construction loan agreement with an engineering, procurement and the construction company (“Contractor”) to construct an 8.6 net megawatt power plant at San Emidio, Nevada. The agreement calls for the Contractor to provide a non-recourse project loan for $30 million. The construction loan is expected to be repaid with long term financing from available sources such as the Section 1705 loan guarantee program from the U.S. Department of Energy. Final documents are currently being compiled.

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

Guatemala
A geothermal energy rights concession located 14 kilometers southwest of Guatemala City was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April. The concession contains 24,710 acres (100 square kilometers) in the center of the Aqua and Pacaya twin volcano complex.

The concession contains the El Ceibillo geothermal project which has nine existing geothermal wells that were drilled in the l990s and have depths ranging from 560 to 2000 feet (170 to 610 meters). Six of the wells have measured reservoir temperatures in the range of 365°F to 400°F and have high conductive gradients that indicate rapidly increasing temperature with depth. Fluid samples and mineralization from the wells indicate the existence of a high permeability reservoir below the existing well field.

An office and staff have been established and planning is underway to advance the project with a detailed geophysical program, geologic mapping, sampling of hot springs, and to redrill one or two of the existing wells to test for deep, high temperature permeability.

Gerlach Update
Permitting has been completed and bonding submitted for a drill site on the Gerlach joint venture property located adjacent to the town of Gerlach in Washoe County, Nevada. A 2,000 foot deep temperature gradient well is planned that will test an identified fault zone.

Granite Creek
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

Operating Results

For the three months ended June 30, 2010, the Company reported a net loss of $1.4 million dollars ($0.02 loss per share) which represented an 18.2% decrease over the same period in 2009. Notable favorable variances were noted for San Emidio operations and stock based compensation. Unfavorable variances were noted in corporate administration; professional and management fees; salaries and wages; and travel and promotion costs.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses
For the three months ended June 30, 2010, the San Emidio plant reported a net loss of $72,625 ($589,082 net loss in 2009). This was primarily due to higher energy revenues and lower repair and maintenance costs. Energy production revenues increased $327,894 (134.5%) in the quarter ended June 30, 2010 from the same period in 2009. This favorable variance is due to both higher production levels, as well as higher rates. The higher kilowatt rate average earned in the three months ended June 30, 2010 was due to higher production levels during the “on peak” rate periods in June 2010. Total production levels in the current quarter were 5,448,622 kilowatt hours which was a 2,597,708 (91.1%) kilowatt hours higher than the quarter ended June 30, 2009. Production levels were higher in the current quarter primarily due to efficiencies gained by repair and improvements made since the acquisition. Production levels were lower in the quarter ended June 30, 2009, primarily due to down time for repairs. In 2009, repair costs of over $112,000 were incurred to rebuild and reinstall a pump. Costs that amounted to over $59,000 were incurred to retube an OEC condenser and to install a new gear box.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended June 30,
	2010		2009
	$	%	$	%
Operating revenues:
Energy sales	571,646	100.0	243,752	100.0

Operating expenses:
General and administrative	60,486	10.6	72,728	29.8
Salaries and related costs	198,761	34.8	212,385	87.1
Operations:
Repairs and maintenance	35,892	6.3	259,158	106.3
Other	92,690	16.2	63,833	26.2
Rent and lease	9,384	1.6	10,695	4.4
Purchased utilities	12,971	2.3	13,063	5.4
Depreciation and amortization	238,087	41.6	200,972	82.5
	648,271	113.4	832,834	341.7

Net Loss	(76,625)	(13.4)	(589,082)	(241.7)

% - represents the percentage of total operating revenues.

Key quarterly production data is summarized as follows:

			Ave. Rate		Depreciation
	Kilowatt	Energy	per		&
	Hours x	Sales	Kilowatt-	Net Loss	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)

September 30, 2008	5,650	529,383	0.0937	(185,838)	195,046
December 31, 2008	4,097	317,256	0.0774	(146,859)	196,941
March 31, 2009	3,808	296,577	0.0779	(267,114)	201,711
June 30, 2009	2,851	243,752	0.0855	(589,082)	200,972
September 30, 2009	5,224	540,841	0.1035	(46,118)	207,066
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087

Gain on Investment in Subsidiary (Raft River Energy I, LLC)
The Company uses the hypothetical liquidation at book value method (“HLBV”) for allocating of Raft River Energy I, LLC’s (“RREI”) profits and losses. This method utilizes the specific terms outlined in the RREI’s operating agreement or other authoritative documents. These terms include cash disbursement terms, associated financial instruments, debt arrangements, and rights to specific revenue streams. The primary element of the profit and loss allocation from inception has been the amount of renewable energy credits earned.

The Company’s gain from RREI increased $13,200 (22.0%) in the quarter ended June 30, 2010 from the same period in 2009 which correlates to the $1,008,170 (63.3%) reduction in net loss from 2009 to 2010. The net loss of $1,592,374 for the quarter ended June 30, 2009 was a direct result of both planned and unplanned maintenance and repairs that lead to lower revenues and increased repair costs. The entire plant was shut down for planned maintenance from April 1, 2009 to April 13, 2009. Repair costs on a production pipe column exceeded $500,000. Also, a lap joint failed in production well RRG-7 in January 2009 causing a loss of temperature. The lap joint repairs were not successful, and the well continues to under perform. Prior to the lap joint leak, the plant produced an average of approximately 7,600,000 kilowatt hours per month.

Plant production in the quarter ended June 30, 2010 was 5,866,271, which is approximately 22.7% lower than the average before the lap joint failure. In addition to the lap joint failure, the plant was shut down in April for routine maintenance and one production well was shut down on June 10, 2010 due to a impending pump failure. Remediation plans have been formulated to address both issues.

The Summarized statements of operations for RREI are as follows:

	Three Months Ended June 30,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	806,439	87.6	738,303	87.1	68,136	9.2
Energy credit sales	114,394	12.4	109,873	12.9	4,521	0.4
	920,833	100.0	848,176	100.0	72,657	0.9

Operating expenses:
Operations	992,877	107.8	1,935,041	228.0	942,164	48.7
Depreciation and amortization	512,211	55.6	510,659	60.2	(1,552)	(0.3)
	1,505,088	163.4	2,445,700	288.2	940,612	38.5

Operating Loss	(584,255)	(63.4)	(1,597,524)	(188.2)	1,013,269	63.4

Other income	51	0.0	5,150	0.5	(5,099)	(99.0)

Net Loss	(584,204)	(63.4)	(1,592,374)	(187.7)	1,008,170	63.3

U.S. Geothermal Inc.’s Allocation of Net Loss	73,089		59,889		13,200	22.0

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

Key quarterly production data is summarized as follows:

	Kilo-		Renewable	Net Income (Loss)
	watt	Energy	Energy		USG’s
	Hours x	Sales	Credit Sales	Totals	Portion
Quarter Ended:	1,000	($)	($)	($)	($)

June 27, 2008	22,125	1,127,069	142,979	(119,141)	97,463
September. 26, 2008	21,153	1,408,357	154,018	(319,558)	103,077
December 26, 2008	24,342	1,625,010	168,350	426,339	120,425
March 27, 2009	22,927	1,355,582	158,606	(14,170)	109,296
June 30, 2009	15,479	848,176	109,873	(1,592,374)	58,831
September. 30, 2009	17,940	1,253,724	125,788	(450,307)	82,312
December 31, 2009	19,602	1,352,016	133,644	76,634	92,981
March 31, 2010	20,252	1,158,710	131,621	(102,333)	89,805
June 30, 2010	17,599	806,439	114,394	(584,204)	73,089

Corporate Administration
For the three months ended June 30, 2010, the Company reported $222,300 in corporate administrative costs, which was an increase of $91,599 (70.1%) from the same period in 2009. The primary components of the increase were franchise taxes, listing/filing fees, and interest expense. Listing and filing fees increased $49,253 from the same quarter in 2009 due to the additional issued and outstanding common shares.

Interest expense increased $6,634 from the same quarter in 2009, incurred from the issuance of a promissory note with an outstanding balance of $230,000 issued for the purpose of property in San Emidio, Nevada.

Professional and Management Fees
For the three months ended June 30, 2010, the Company incurred professional and management fees of $555,548, which is an increase of $291,407 (110.3%) from the same period in 2009. The increase is primarily due to the legal costs that amounted to over $221,000 for services to investigate the implications of potential strategic alternatives.

Salaries and Wages
For the three months ended June 30, 2010, the Company reported $470,054 in salary and salary related costs, which was an increase of $213,649 (83.3%) from the same period in 2009. The variance is due to the addition of two management/development employees, employee bonuses and general wage increases which amounted to approximately $78,000, $117,500 and $53,500; respectively. The increases were partially offset by higher levels of wages and benefits (approximately $113,600 in 2010, $63,900 in 2009, for a net increase of $49,700) that were capitalized related to the Neal Hot Springs, Oregon development activities.

Stock Based Compensation
For the three months ended June 30, 2010, the Company reported $167,054 in stock based compensation, which was a decrease of $472,838 (73.9%) from the same period in 2009. The last employee stock options were granted on May 26, 2009, therefore no new stock option based compensation costs have been incurred and lower quantities of options vested in the current quarter.

Travel and Promotional Costs
For the three months ended June 30, 2010, the Company reported $114,031 in travel and promotional costs, which was an increase of $61,459 (116.9%) from the same period in 2009. Corporate advertising and promotion costs increased over $34,000 in the quarter ended June 30, 2010 from the same period in 2009. Most of these costs related to payments to a non-profit organization that supports global environmental issues. Additional travel and meals costs (increase of over $27,000 from 2009) were incurred due to more management promotional activities.

Off Balance Sheet Arrangements

As of June 30, 2010, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2010 are adequate to fund our general operating activities through March 31, 2011 including limited drilling at Neal Hot Springs and general development support activities at San Emidio. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. In addition to government loans and grants discussed below, we anticipate that the additional funding may be raised through the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

On July 14, 2010, the Company entered into a memorandum of understanding regarding a construction loan agreement with an engineering, procurement and the construction company (“Contractor”) to construct an 8.6 net megawatt power plant at San Emidio, Nevada. The agreement calls for the Contractor to provide a non-recourse project loan for $30 million. The construction loan is expected to be repaid with long term financing from available sources such as the Section 1705 loan guarantee program from the U.S. Department of Energy. Final contract documents are currently being compiled.

As conditionally approved in May 2010, a DOE guaranteed loan is expected to provide 75% of the estimated capital cost of Stage I at Neal Hot Springs up to a maximum loan amount of $102.2 million. The capital cost has increased to $120 million from prior estimates of $106 million due to increases in the costs of labor, updated vendor pricing on construction materials, project loan costs and contingencies. Detailed design of a binary cycle power plant utilizing significantly improved technology is currently in progress with construction expected to begin in mid to late 2010. The new plant, designed to deliver approximately 22 MW of power net to the grid is scheduled to begin commercial operations in early 2012. The DOE guaranteed loan is anticipated to be a combined construction and term loan and provide the project with a low cost annual interest rate. We expect that we will be required to drill up to 8 additional wells as a condition precedent to drawing on the DOE guaranteed loan, if it is approved.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended March 31, 2010, as amended, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At June 30, 2010, the Company held investments of $8,755,486 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At quarterly period ended June 30, 2010, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes in the risk factors presented in our annual report on Form 10-K, Part I, Item 1A for the year ended March 31, 2010, except as noted below:

Department of Energy Loan
The Company has applied for a loan from the Department of Energy ("DOE") to finance our development at Neal Hot Springs. There is no assurance that we will receive the DOE loan and a delay or failure to receive the loan may delay the development of Neal Hot Springs.

Subsidiary’s Well Repairs
The Company has ongoing discussions with Raft River I Holdings, the joint venture partner for Raft River Unit 1, regarding the funding for the repairs of both wells RRG-2 and RRG-7. Although we anticipate joint venture funding of the repairs, failure to reach a favorable resolution regarding the funding of the repairs within the next few quarters would result in lower than anticipated energy production and their associated tax benefits and cash flows, and a re-evaluation of the carrying value of our investment in Raft River Energy I LLC would be required.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – [Removed and Reserved]

Item 5 - Other Information

None.

Item 6 - Exhibits

See the exhibit index to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 9, 2010	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: August 9, 2010
By: /s/ Kerry D. Hawkley .
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit Number	Description
10.1	Employment Agreement dated as of May 18, 2010 with Daniel J. Kunz
10.2	Employment Agreement dated as of April 1, 2010 with Kerry D. Hawkley (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on May 28, 2010)
10.3	Employment Agreement dated as of April 1, 2010 with Douglas J. Glaspey (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 28, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002