Form 10-Q
period 2010-09-30
US GEOTHERMAL INC
filed 2010-11-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 8, 2010
Common stock, par value	78,647,776
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended September 30, 2010

INDEX

PART I – Financial Information
Item 1 - Financial Statements (Unaudited)	5
Interim Consolidated Balance Sheets - September 30, 2010 and March 31, 2010	6
Interim Consolidated Statements of Operations – Six Months Ended September 30, 2010 and September 30, 2009	7
Interim Consolidated Statements of Cash Flow – Six Months Ended September 30, 2010 and September 30, 2009	8
Interim Consolidated Statement of Stockholders’ Equity – Year Ended March 31, 2010 and Six Months Ended September 30, 2010	9
Notes to Interim Consolidated Financial Statements	10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
- General Background and Discussion	36
- Operating Results	42
- Off Balance Sheet Arrangements	47
- Liquidity and Capital Resources	47
- Potential Acquisitions	49
- Critical Accounting Policies	49

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	50
Item 4 - Controls and Procedures	50

PART II – Other Information
Item 1 - Legal Proceedings	48
Item 1A - Risk Factors	48
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 - Defaults Upon Senior Securities	48
Item 4 – Removed and Reserved	48
Item 5 - Other Information	48
Item 6 - Exhibits	48

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended, March 31, 2010. The results of operations for the six months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2011.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements September 30, 2010

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	September 30, 2010	March 31, 2010

ASSETS

Current:
Cash and cash equivalents	$10,764,621	$12,970,612
Restricted cash (note 3)	645,000	585,000
Receivable from subsidiary	485,636	335,684
Trade accounts receivable	381,837	176,880
Other current assets	139,909	152,950
Total current assets	12,417,003	14,221,126

Deposit on mineral rights purchase	200,000	-
Investment in equity securities (note 4)	170,250	210,975
Investment in subsidiaries (note 5)	18,056,711	18,103,239
Property, plant and equipment, net of accumulated depreciation (note 6)	23,456,829	16,550,006
Intangible assets, net of accumulated amortization (note 7)	17,109,669	16,642,515
Total assets	$71,410,462	$65,727,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,570,822	$446,790
Related party accounts payable	26,759	1,897
Current portion of capital lease obligation	12,283	11,837
Promissory note payable, current (note 10)	230,000	-
Total current liabilities	1,839,864	460,524
Long-term Liabilities:
Capital lease obligation, less current portion	20,861	27,108
Promissory note payable (note 10)	-	230,000
Stock compensation payable	1,823,751	1,823,751
Convertible loan payable (note 11)	5,000,000	-
Construction loans payable (note 12)	1,450,000	-
Total liabilities	10,134,476	2,541,383

Commitments and Contingencies (note 19)	-	-
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding: 78,647,776 shares at September 30, 2010 and at March 31, 2010)	78,648	78,648
Additional paid-in capital	84,241,493	83,667,011
Accumulated other comprehensive income	100,755	136,693
Accumulated deficit	(23,795,283)	(21,353,761)
	60,625,613	62,528,591

Non-controlling interest (note 20)	650,373	657,887
Total stockholders’ equity	61,275,986	63,186,478

Total liabilities and stockholders’ equity	$71,410,462	$65,727,861

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating Revenues:
Energy sales, San Emidio	$636,256	$540,841	$1,207,901	$784,593
Energy credit sales, San Emidio	23,885	26,470	23,885	26,470
Land, water, and mineral rights lease	45,012	22,500	90,024	51,984
Management fees	62,500	62,500	125,000	125,000
Gain from investment in subsidiary	71,035	82,311	144,125	141,143
Total operating revenues	838,688	734,622	1,590,935	1,129,190

Operating Expenses:
Consulting fees	-	2,574	11,678	2,574
Corporate administration	204,070	183,501	426,370	314,202
Professional and management fees	183,559	368,865	739,107	633,006
Salaries and wages	250,246	228,249	720,300	484,654
Stock based compensation	407,468	406,099	574,481	1,045,950
Travel and promotion	106,630	77,279	220,661	129,851
Plant operations, San Emidio	660,546	613,429	1,308,817	1,446,263
Lease and equipment repair	30,119	11,180	85,395	63,318
Total operating expenses	1,842,638	1,891,176	4,086,809	4,119,818
Loss from Operations	(1,003,950)	(1,156,554)	(2,495,874)	(2,990,628)
Other Income (Loss):
Foreign exchange gain (loss)	(259)	-	(5,045)	11,156
Other income	18,833	-	20,394	-
Interest income	13,825	30,873	30,489	44,617
Total other income	32,399	30,873	45,838	55,773

Net Loss	(971,551)	(1,125,681)	(2,450,036)	(2,934,855)
Net loss attributable to the non- controlling interest	4,590	3,156	8,514	8,362
Net Loss Attributable to U.S. Geothermal Inc.	(966,961)	(1,122,525)	(2,441,522)	(2,926,493)
Other Comprehensive Income:
Unrealized gain (loss) on investment in equity securities	(22,566)	73,992	(35,938)	106,257
Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(989,527)	$(1,048,533)	$(2,477,460)	$(2,820,236)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Number of Shares
Outstanding for Basic and Diluted
Calculations	78,647,776	62,037,078	78,647,776	62,035,489

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)

	For the Six Months Ended September 30,
	2010	2009

Operating Activities:
Net loss	$(2,450,036)	$(2,934,855)
Add non-cash items:
Depreciation and amortization	622,494	491,411
Gain on operations of subsidiary	(144,125)	(141,143)
Foreign exchange (gain) loss	4,787	(11,156)
Loss on equity investment	4,964	-
(Gain) loss on disposal of equipment	-	900
Stock based compensation	574,481	1,045,950
Change in non-cash working capital items:
Accounts receivable	(354,909)	(796,518)
Accounts payable and accrued liabilities	2,513	61,327
Prepaid expenses & other	13,042	35,002
Total cash used by operating activities	(1,726,789)	(2,249,082)

Investing Activities:
Purchases of property, plant and equipment	(5,400,090)	(968,046)
Cash restricted by external entities	(60,000)	(100,000)
Deposit on mineral rights purchase	(200,000)	-
Distribution from subsidiary	185,689	448,933
Investment by non-controlling interest	1,000	-
Proceeds from sale of equipment	-	500
Total cash used by investing activities	(5,473,401)	(618,613)

Financing Activities:
Issuance of share capital, net of issue cost	-	67,304
Issuance of subscription receipts	-	9,120,294
Proceeds from notes payable	5,000,000	230,000
Principal payments on capital lease	(5,801)	(5,385)
Total cash provided by financing activities	4,994,199	9,412,213

Decrease in Cash and Cash Equivalents	(2,205,991)	6,544,518

Cash and Cash Equivalents, Beginning of Period	12,970,612	3,452,091

Cash and Cash Equivalents, End of Period	$10,764,621	$9,996,609

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$1,146,381	$328,976
Plant construction on account	1,450,000	-

Other Items:
Interest paid	5,095	1,773

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2010 and the Six Months Ended September 30, 2010
(Stated in U.S. Dollars)

			Additional			Accumulated	Non-
	Number of	Common	Paid-In	Stock	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Issuable	Deficit	Income	Interest	Totals

Balance at April 1, 2009	62,033,882	$62,034	$64,694,849	$-	$(15,514,911)	$95,891	$678,232	$50,016,095

Stock issued from the exercise of stock options	304,375	304	368,110	-	-	-	-	368,414
Subscription receipts issued August 17, 2009 (note 13)	-	-	-	9,120,294	-	-	-	9,120,294
Stock issued from subscription receipts on December 17, 2009 (note 13)	8,100,000	8,100	9,112,194	(9,120,294)	-	-	-	-
Capital stock issued as result of a private placement closed March 16, 2010, net of issuance costs (note 14)	8,209,519	8,210	7,914,186	-	-	-	-	7,922,396
Stock based compensation	-	-	1,577,672	-	-	-	-	1,577,672
Unrealized gain on investment	-	-	-	-	-	40,802	-	40,802
Net loss	-	-	-	-	(5,838,850)	-	(20,345)	(5,859,195)

Balance at March 31, 2010	78,647,776	78,648	83,667,011	-	(21,353,761)	136,693	657,887	63,186,478

Stock based compensation	-	-	574,482	-	-	-	-	574,482
Unrealized loss on investment	-	-	-	-	-	(35,938)	-	(35,938)
Initial formation contribution by non- controlling interest in Oregon USG Holdings, LLC (note 20)	-	-	-	-	-	-	1,000	1,000
Net loss - unaudited	-	-	-	-	(2,441,522)	-	(8,514)	(2,450,036)
Balance at September 30, 2010 - unaudited	78,647,776	$78,648	$84,241,493	$-	$(23,795,283)	$100,755	$650,373	$61,275,986

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010
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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2010 and 2009, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in a commercial bank in Boise, Idaho. The accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At September 30, 2010, the Company held deposits of $310,678 that were not subject to FDIC insurance. The money market funds totaled $9,996,319, and are invested in government backed securities and not subject to deposit insurance.

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

Intangible Assets

All costs directly associated with the acquisition of geothermal and water rights are capitalized as intangible assets. These costs are amortized over their estimated utilization period. There are several factors that influence the estimated utilization periods as well as underlying fair value that include, but are not limited to, the following:

  contractual expiration terms of the right,
  contractual terms of an associated revenue contract (i.e., PPAs), compliance with utilization and other requirements, and
  hierarchy of other right holders who share the same resource.

Currently, amortization expense is being calculated on a straight-line basis over an estimated utilization period of 30 years for assets placed in service. If an intangible water or geothermal right is forfeited or otherwise lost, the remaining unamortized costs are expensed in the period of forfeiture. An impaired right is reduced to its estimated fair market value in the year the impairment is realized. Costs incurred that extend the term of an intangible right are capitalized and amortized over the new estimated period of utilization.

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of September 30, 2010.

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

Stock Based Compensation Granted to Employees

The Company recognizes the value of common stock granted to employees and directors over the periods in which the services are received. The value of those services is based upon the estimated fair value of the common stock to be awarded. Estimated fair value is adjusted each reporting period. At the end of each vesting period, estimated fair value is adjusted to fair market value. The adjustment is reflected in the reporting period in which the vesting occurs.

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2010 and March 31, 2010, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents at September 30, 2010 and March 31, 2010 were 95,026,693 and 96,404,418; respectively.

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

Recent Accounting Pronouncements

Accounting for Various Topics

In January 2010, FASB issued Financial Accounting Standards Update 2010-22, Accounting for Various Topics (“Update 2010-22”). Update 2010-22 provides clarifications when to separate financial statement elements based upon materiality and volatility. The update was issued August 2010. Management believes that the Company is currently in compliance with the applicable contents of this update, and will continue to evaluate its impact on financial statements.

Accounting for Technical Amendments to Various SEC Rules and Schedules

In January 2010, FASB issued Financial Accounting Standards Update 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules (“Update 2010-21”). Update 2010-21 provides clarifications on terminology on various elements that primarily pertain to the statement of equity. It also provided guidance on the proper reporting of changes in certain elements of equity. The update was issued August 2010. Management believes that the Company is currently in compliance with the applicable contents of this update, and will continue to evaluate its impact on financial statements.

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	September	March 31,
State Agency	30, 2010	2010

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond - Gerlach Geothermal	10,000	-
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	175,000	125,000

	$645,000	$585,000

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

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of a publicly traded geothermal entity) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Unrealized gains/losses	136,693
Foreign exchange losses	(14,233)
Fair value at March 31, 2010	210,975
Unrealized losses	(35,938)
Foreign exchange losses	(4,787)

Fair value at September 30, 2010	$170,250

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

As of September 30, 2010, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

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

Effective December 26, 2008, the fiscal year for RREI was changed to a calendar year due to the conversion of Goldman Sachs to a bank holding company. RREI’s latest audited financial information is summarized as follows:

	(Unaudited)
	September 30,	December 31,	November 28,
	2010	2009	2008

Total current assets	$885,127	$808,084	$1,994,238
Property and equipment	46,476,628	47,993,261	50,016,779
	$47,361,755	$48,801,345	$52,011,017

Total liabilities	$701,229	$791,116	$1,434,413
Total members’ equity	46,660,526	48,010,229	50,576,604
	$47,361,755	$48,801,345	$52,011,017

	(Unaudited)			Fiscal Year
	Nine Months	Year Ended	Month Ended	Ended
	Ended September	December 31,	December 26,	November 28,
	30, 2010	2009	2008	2008

Operating revenues	$3,203,775	$4,718,949	$537,831	$4,880,303
Operating earnings (loss)	(809,717)	(2,278,806)	352,483	(528,916)
Net earnings (loss)	(809,569)	(2,270,718)	352,960	(448,593)

U.S. Geothermal Inc., portion of net earnings (loss)	$233,930	$279,072	$54,713	$(156,060)

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits and 1% of all other profits and losses.

The Company’s investment in the RREI has changed since March 31, 2007 as follows:

		Increase (Decrease) in
Year ended	Activity	Investment

March 31, 2007	Investment Account Balance	$6,360,349
	Capital Contributions	10,641,871
	Allocation of profit/loss	6,479
	Prepaid amount	97,000
March 31, 2008	Investment Account Balance	17,105,699
	Capital Contributions	948,054
	Allocation of profit/loss	539,815
	Prepaid amount	(97,000)
March 31, 2009	Investment Account Balance	18,496,568
	Cash distributions	(722,222)
	Allocation of profit/loss	323,929
March 31, 2010	Investment Account Balance	18,098,275
	Cash distributions	(185,689)
	Allocation of profit/loss	144,125
September 30, 2010	Investment Account Balance	$18,056,711

An investment in a northwest British Columbia geothermal prospect totaled $0 and $4,965 as of September 30, 2010 and March 31, 2010; respectively. This investment is combined with the investment in Raft River Energy I LLC.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2010, the Company continued development activities at Neal Hot Springs, Oregon and San Emidio, Nevada. At Neal Hot Springs, drilling costs of approximately $2,979,000 were incurred primarily for the third production well (NHS-8) and a slim-hole injector. NHS-8 is substantially complete and is undergoing flow testing. Also, costs in excess of $434,000 were spent on geotechnical engineering and plant design for the planned Neal Hot Springs plant. Construction of the new power plant at San Emidio, Nevada began during the month of August 2010. Power plant construction costs exceeded $1,450,000 for the current quarter. Plant construction is expected to be completed September 2011, and construction costs are expected to total approximately $25 million. Costs of over $910,000 were incurred for the testing and development of a pipeline and wells at Raft River, Idaho, as a part of the Department of Energy grant program. The majority of the Raft River costs were offset by grant reimbursements.

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

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	March 31,
	2010	2010
Land	$652,507	$652,507
Power production plant	2,275,475	1,665,882
Wells	3,617,312	3,617,312
Furniture and equipment	861,707	785,606
	7,407,001	6,721,307
Less: accumulated depreciation	(1,881,336)	(1,396,605)
	5,525,665	5,324,702
Construction in progress	17,931,164	11,225,304

	$23,456,829	$16,550,006

Changes in Construction in Progress for the six months ended September 30, 2010 and the year ended March 31, 2010, at cost, are summarized as follows:

	Six Months Ended
	September 30,	Year Ended
	2010	March 31, 2010
Beginning balances	$11,225,304	$7,807,445
Current development construction	7,701,201	3,417,859
Transfers into production	-	-
Grant reimbursements	(995,341)	-
Write-off of unsuccessful projects	-	-
Ending balances	$17,931,164	$11,225,304

Construction in Progress, at cost, consisted of the following projects/assets by location at March 31, 2010 and September 30, 2010, as follows:

	September 30,	March 31,
	2010	2010
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$738,892	$733,284
Unit II, well construction	2,097,115	2,085,250
	2,836,007	2,818,534
San Emidio, Nevada:
Power plant (Re-power project)	1,675,365	50,872
Interconnection studies for transmission line	167,032	76,032
Well construction	2,777,321	2,678,102
	4,619,718	2,805,006
Neal Hot Springs, Oregon:
Production wells	8,364,400	4,916,905
Buildings and site preparation	1,783,019	493,852
Transmission lines and substation	328,020	191,007
	10,475,439	5,601,764

	$17,931,164	$11,225,304

Depreciation expense was charged to operations for the following periods:

	September 30,	September 30,
	2010	2009

Three months ended	$273,154	$180,647
Six months ended	$484,731	$353,647

NOTE 7 – INTANGIBLE ASSETS

In April 2010, the Company incurred consulting fees of $600,000 necessary to acquire the geothermal energy rights concession in Guatemala. The concession area is located 14 miles southwest of Guatemala City. The concession contains 24,710 acres (38.6 square miles) of energy rights located in the center of the Aqua and Pacaya twin volcano complex.

Intangible assets, at cost, are summarized as follows:

	September 30, 2010	March 31, 2010

In operation:
Geothermal and mineral rights	$8,265,800	8,265,800
Less: accumulated amortization	(665,856)	(528,093)

	7,599,944	7,737,707
Inactive:
Surface water rights	5,484,058	5,484,059
Geothermal and mineral rights	4,025,667	3,420,749

	$17,109,669	$16,642,515

Amortization expense will increase when the respective intangible assets have been placed into operations. Presently, estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Periods Ending
September 30,
2011	$275,527
2012	275,527
2013	275,527
2014	275,527
2015	275,527

$1,377,635

Amortization expense was charged to operations for the following periods:

	September 30,	September 30,
	2010	2009

Three months ended	$68,882	$68,882
Six months ended	$137,763	$137,763

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

At September 30, 2010, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $5,877,000 (March 31, 2010 - $4,942,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2010 and 2009.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at September 30, 2010 and March 31, 2009 were as follows:

	September 30,	March 31,
	2010	2010
Deferred tax assets*:
Net operating loss carry forward	$5,625,000	$4,924,000
Stock based compensation	753,000	515,000

Deferred tax liabilities*:
Depreciation and amortization	(501,000)	(497,000)
Net deferred income tax asset	5,877,000	4,942,000
Deferred tax asset valuation allowance	(5,877,000)	(4,942,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the years ended March 31,
	2011	2010

U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.0
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.0%

At September 30, 2010, the Company had net income tax operating loss carry forwards of approximately $15,540,000 ($13,678,000 in March 31, 2010), which expire in the years 2023 through 2034. The change in the allowance account from March 31, 2010 to September 30, 2010 was $935,000.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the years ended March 31, 2010 and 2009, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2010, 2009, and 2008 which could be subject to agency examinations as of September 30, 2010. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions comply with U.S. generally accepted accounting principles.

NOTE 9 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 the end of the lease term scheduled for November 2012. At September 30, 2010, equipment under capital lease amounted to $53,450 ($19,598 accumulated amortization). The schedule of minimum lease payments is as follows:

Years Ending September 30,	Principal	Interest	Totals
2011	$12,283	$2,033	$14,316
2012	13,217	1,099	14,316
2013	7,644	87	7,731
	$33,144	$3,219	$36,363

NOTE 10 – PROMISORY NOTE PAYABLE

On July 7, 2009, the Company financed the purchase 40 acres of land and a building on property adjacent to our San Emidio power plant facility with a promissory note. The note for $230,000, is payable in 24 successive monthly installments commencing on the second month following the date of disbursement. The first 23 payments consist of interest only on the outstanding principal at 3.25% per annum. The entire principal and the accrued interest are due on the final payment scheduled for July, 2010. The note is unsecured. In the event of an assignment for the benefit of creditors, application for the appointment of a receiver or filing of a voluntary or involuntary petition in bankruptcy by or against the Company, the holder may declare this note immediately due and payable in full.

NOTE 11 – CONVERTIBLE PROMISSORY NOTE

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”) to provide up to $23.8 million in funds for the Neal Hot Springs geothermal project located in Eastern Oregon.

A component of this funding included a $5 million unsecured convertible promissory note that was signed on September 8, 2010. The note is payable on demand on September 30, 2011, including interest at 4.75% per annum. Upon conversion, the note shall be considered to be fully satisfied, including interest, and shall be treated for all purposes as a contribution to Oregon USG Holding LLC as of the conversion date. The conversion occurs automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The Company has the option to pay all accrued interest in cash prior to the conversion date. The loan shall become payable in full at the option of the Enbridge following any of the circumstances that create an “Event of Default.” Notable Events of Default include the DOE or relevant governmental authority communicates that it will not or does not intend to guarantee the Project Loan or the Project is unable to obtain a reservoir certificate by an independent reservoir engineer. Repayment of the note is guaranteed by U.S. Geothermal, Inc.

NOTE 12 – CONSTRUCTION NOTES PAYABLE

Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with Benham Constructors LLC (“Benham”). Benham will be the primary contractor in the relocation and replacement of the existing power plant. The new 8.6 net megawatt power plant is expected to cost approximately $25 million, and is expected to be completed September 2011. Upon completion, the Company will pay the debt in full within 30 days of receipt of the final statement prepared by Benham. Interest will accrue on outstanding balance at 9.5% per annum. When due, the Company expects to obtain funds to repay the loan balance with a long-term project loan. The loan is non-recourse and is secured by the Project’s assets. Title of all work and materials shall pass to the Company the later of delivery to the Site or upon payment in full.

NOTE 13 – SUBSCRIPTION RECEIPTS/STOCK ISSUABLE

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

NOTE 14 - CAPITAL STOCK

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

As described in Note 13, the Company issued 8,100,000 shares for $1.35 CDN ($1.22) on December 17, 2009 for the exchange of subscription receipts.

During the quarter ended September 30, 2009, the Company issued 48,000 common shares to employees of the Company upon exercise of stock options at a strike price of $0.92.

NOTE 15 - STOCK BASED COMPENSATION

Stock Options

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options and/or restricted shares to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2010, the Company can issue stock option and/or restricted share grants totaling up to 11,797,166 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2010, the Company had 7,029,875 options granted and outstanding.

The following table reflects the summary of stock options outstanding at March 31, 2009 and changes during the year ended March 31, 2010, and the six months ended September 30, 2010:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value
Balance outstanding, March 31, 2009	4,239,250	$1.62	$1.00	$4,234,719
Forfeited	(80,000)	2.34	1.95	(156,000)
Exercised	(304,375)	0.90	0.82	(249,588)
Granted	1,875,000	0.95	0.78	1,466,898
Balance outstanding, March 31, 2010	5,729,875	1.49	0.92	5,296,029

Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2010	5,729,875	1.49	0.92	5,296,029

Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	1,300,000	0.86	0.58	747,504
Balance outstanding, September 30, 2010	7,029,875	$1.37	$0.86	$6,043,533

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Six Months Ended
	September 30,	Year Ended
	2010	March 31, 2010
Dividend yield	0	0
Expected volatility	89-93%	71-93%
Risk free interest rate	0.26-0.78%	0.46-1.32%
Expected life (years)	3.19	3.17

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2010:

OPTIONS OUTSTANDING

		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 1.00 CDN	1,443,000	0.50	1,443,000	$1,465,385
1.15 CDN	78,750	0.83	78,750	86,626
1.40 CDN	157,500	1.33	157,500	139,271
0.92	1,740,625	3.65	1,305,469	922,617
1.78	95,000	2.98	95,000	81,172
2.22	1,475,000	2.62	1,475,000	1,798,611
2.41	660,000	1.83	660,000	466,274
1.58	80,000	3.67	60,000	23,325
0.86	1,300,000	3.94	325,000	188,500

$ 1.37	7,029,875	2.58	5,599,719	$5,141,781

The following table summarizes information about the stock options outstanding at March 31, 2010:

OPTIONS OUTSTANDING

		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$ 1.00 CDN	1,443,000	1.00	1,443,000	$1,465,385
1.15 CDN	78,750	1.33	78,750	86,626
1.40 CDN	157,500	1.83	157,500	139,271
0.92	1,740,625	4.15	867,125	612,825
1.78	95,000	3.48	95,000	81,172
2.22	1,475,000	3.12	1,475,000	1,798,611
2.41	660,000	2.33	660,000	466,274
1.58	80,000	4.17	40,000	15,550

$ 1.49	5,729,875	2.77	4,816,375	$4,665,714

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2009 and changes during the fiscal year ended March 31, 2010, and the six months ended September 30, 2010 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2009	800,000	$2.19	$1.20

Granted	1,875,000	0.95	0.70
Vested	(1,681,500)	1.52	0.97
Forfeited	(80,000)	2.34	0.90
Nonvested, March 31, 2010	913,500	0.95	0.69

Granted	-	-	-
Vested	(438,344)	0.92	0.71
Forfeited	-	-	-
Nonvested, June 30, 2010	475,156	0.98	0.68

Granted	1,300,000	0.86	0.58
Vested	(345,000)	0.90	0.57
Forfeited	-	-	-
Nonvested, September 30, 2010	1,430,156	$0.89	$0.61

As of September 30, 2010, there was $608,113 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at September 30, 2010 and 2009 was $552,026 and $1,045,951; respectively.

Restricted Common Shares

On September 10, 2010, the Company granted officers, directors and select employees 705,000 common shares that will be distributed in three 6 month vesting periods. After vesting, there are no restrictions on shares. The vesting schedule is as follows:

Number of Shares
Vesting Dates	Vesting
March 11, 2011	235,000
September 10, 2011	235,000
March 11, 2012	235,000
705,000

Stock Purchase Warrants

At September 30, 2010, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
August 17, 2011	243,000	$1.22	4,050,000	$1.75
September 16, 2015	246,285	1.25	4,104,757	1.25

NOTE 16 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of September 30, 2010 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$9,996,319	$9,996,319	$-	$-
Investment in equity securities	170,250	-	170,250	-
	$10,166,569	$9,996,319	$170,250	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

NOTE 17 - RELATED PARTY TRANSACTIONS

At September 30, 2010 and March 31, 2010, the amounts of $26,759 and $1,897; respectively, are payable to directors and officers of the Company for reimbursement of travel expenses. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC (“RREI”) owed the Company $485,636 and $335,684 at September 30, 2010 and March 31, 2010; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. The Company received the following revenues from RREI:

	Six Months Ended September 30,
	2010	2009
Management fees	$125,000	$125,000
Land, water, and mineral rights lease	90,024	51,984
	$215,024	$176,984

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

The Company paid directors and officers fees in the amounts of $45,000 and $30,000 for the six months ended September 30, 2010 and 2009; respectively.

NOTE 18 - DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP September 30, 2010	Canadian GAAP September 30, 2010	U.S. GAAP March 31, 2010	Canadian GAAP March 31, 2010
Plant, Property and Equipment	$23,456,829	$23,991,257	$16,550,006	$16,990,617
Intangible Assets	17,109,669	17,109,669	16,642,515	16,642,515
Total Assets	71,410,462	71,944,890	65,727,861	66,168,472
Stockholders’ Equity	60,625,613	61,160,041	62,528,591	62,969,202
Total Liabilities and Stockholders’ Equity	$71,410,462	$71,944,890	$65,727,861	$66,168,472

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Six Months Ended September 30, 2010	Canadian GAAP Six Months Ended September 30, 2010	U.S. GAAP Six Months Ended September 30, 2009	Canadian GAAP Six Months Ended September 30, 2009
Loss from Operations	$(2,495,874)	$(2,495,289)	$(2,990,628)	$(2,990,628)
Net Loss Attributable to U.S. Geothermal Inc.	$(2,441,522)	$(2,440,937)	$(2,926,493)	$(2,926,493)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Neal Hot Springs, Oregon; Guatemala City, Republic of Guatemala and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for six months ended September 30, 2010 and 2009 totaling $97,949 and $77,550; respectively.

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

Office Lease

The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month. The Company incurred total office lease expenses for six months ended September 30, 2010 and 2009 totaling $35,884 and $34,839; respectively.

Total Lease Obligations

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
September 30,	Amount
2011	$154,124
2012	94,579
2013	66,642
2014	64,138
2015	57,099
Thereafter	74,192

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

NOTE 20 – JOINT VENTURES

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

Oregon USG Holdings LLC

In September 2010, Oregon USG Holdings LLC (wholly owned by U.S. Geothermal Inc.) signed an LLC Operating Agreement with Enbridge Inc. for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. The agreement provided for the issuance of a $5 million promissory note, with a conversion option, from Enbridge to Oregon USG Holdings LLC to provide funding for the completion of the drilling and testing activities (see Note 11 for details). Upon completion of the independent reservoir engineer’s report at Neal Hot Springs, Enbridge’s promissory note shall be converted into a direct equity ownership in Oregon USG Holdings LLC. Enbridge will earn a 20% direct ownership from conversion of $5 million convertible note and making an additional payment of $13.8 million to Oregon USG Holdings LLC. In the event of cost overruns for the project and at our election, an additional payment obligation of up to $5 million may be contributed by Enbridge that would increase their direct ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% .

During the current quarter, Enbridge contributed $1,000 for the right to acquire a 20% ownership interest in Oregon USG Holdings LLC subject to completing the additional payment obligations and conversion of the promissory note.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2010 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter ended September 30, 2010, the Company was focused on:

1)	completing the temperature gradient drilling program at the Neal Hot Spring project;

2)	drilling injection and production wells, field development and reservoir testing activities at Neal Hot Springs;

3)	negotiating and closing an investment by Enbridge (U.S.) Inc. in the Neal Hot Springs Project.

4)	negotiating and closing the financing and EPC for Phase 1 of the San Emidio Project.

5)	planning and permitting for drilling at the Gerlach Joint Venture;

6)	optimizing the operation of the San Emidio power plant in Nevada, and planning for start of construction on the Phase I repower of the existing well field;

7)	optimizing the operation of the well field at the Raft River project in Idaho (“Raft River Unit I”; and

8)	the evaluation of potential new geothermal project acquisitions.

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

Projects in Operation
			Generating
			Capacity		Contract
Project	Location	Ownership	(megawatts)(1)	Power Purchaser	Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (Existing)	Nevada	100%	3.6	Sierra Pacific Power Corp.	2017

(1)	Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 7.1 and 10.0 megawatts and output of the Empire plant is approximately 2.6 megawatts.
(2)	As part of the financing package for Unit I of the Raft River project, we have contributed $16.5 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project. Additional investment may be required for Unit I to operate at design capacity.

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Anticipated
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
San Emidio Phase I (Repower)	Nevada	100%	5.4	1st Quarter 2012	$23	TBD
San Emidio Phase II (Expansion)	Nevada	100%	26	3rd Quarter 2013	$127	TBD
Neal Hot Springs 1	Oregon	100%	23	4th Quarter 2012	$124	Idaho Power
Neal Hot Springs II	Oregon	100%	28	4th Quarter 2013	$154	TBD
Raft River I (Repower)	Idaho	JV	3	TBD	$7	Idaho Power
Raft River (Unit II)	Idaho	100%	26	4th Quarter 2013	$134	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100%	32	2nd Quarter 2015	$166	TBD

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	68.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	25.0(6)	TBD	Binary
El Ciebillo	38.6	410-446 (3)	TBD	TBD	Steam

(1)	Geothermex Inc.’s assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts is an internal estimate.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	Black Mountain Technology Resource estimate with respect to 49.0 megawatts, remainder is an internal estimate.
(5)	Geothermal Science, Inc. resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate.

Raft River Update

Raft River Energy Unit I is located in southern Idaho and has a geothermal power plant in operation that has 13 net megawatts of installed capacity.

Raft River Unit I operated through the second fiscal quarter at 97.8% availability, and generated an average of 7.7 net megawatts during first half of the fiscal year ended September 30, 2010. The plant is operating at reduced output due to the continued loss of temperature from production well RRG-7 and the shutdown of production well RRG-2.

In early January 2009, production well RRG-7 underwent a temperature decline that has now reduced the inlet fluid temperature to the power plant by approximately 11.8 degrees Fahrenheit. Power generation has been reduced by an estimated 1.5 megawatt due to the lower temperature fluid. It was determined that the cement in a lap joint (an overlap of well casing) had failed and washed out thereby allowing lower temperature fluid to enter the wellbore. A mechanical packer was installed to reduce the cold water inflow, but was unsuccessful. A remediation program has been planned for a cost of $813,300 that will “squeeze” cement into the lap joint and plug off the cold water flow to return the well temperature and increase power plant generation.

Production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicates an impending pump failure. A repair program, which includes a well stimulation procedure, has been planned for a cost of $512,750.

The project does not generate sufficient revenue to complete the repairs out of cash flow so the repairs must be completed by additional capital investment by the partners. Until the repairs are completed, the plant output will continue at an estimated annual average of about 7.8 megawatts. Plans for repair of both RRG-7 and RRG-2 are under a continuing discussion with Raft River I Holdings, a wholly owned subsidiary of Goldman Sachs Group Inc and the majority joint venture partner for Raft River Unit I.

The $10.2 million DOE cost-shared thermal fracturing program continues on schedule. Eight solar powered seismic stations were installed in June and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was started during the 2nd fiscal quarter of 2010. It is expected that during the 1st quarter of 2011, a drill rig will be mobilized to set casing down to the geologic formation targeted for the thermal fracture test, and the first phase of cold water injection will commence.

Raft River Operating Agreement

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venturer tax partner allowed us to share the risks of ownership and monetize valuable tax credits and benefits. The joint venture partner structure allowed the project to monetize production tax credits which would not otherwise have been available to us. When Unit I operates at full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred. See Note 5 “Investment in Subsidiaries” in the financial statements for detail of cash payments from RREI.

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

On February 26, 2009 U.S. Geothermal submitted an application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The project was selected to proceed into the loan process and was offered a conditional commitment for the loan in June. Final documentation for the loan is being prepared. The DOE guaranteed loan is expected to provide up to 75% of the $124 million estimated capital cost of Stage I up to a maximum loan amount of $102.2 million. The capital cost has increased to $124 million from prior estimates of $106 million due to costs of labor, updated vendor pricing and construction materials, project loan costs and contingencies.

Detailed design and construction of a binary cycle power plant utilizing significantly improved technology is currently in progress. The new plant, designed to deliver approximately 23 megawatt of power net to the grid is scheduled to begin commercial operations during the second calendar quarter of 2012. The DOE guaranteed loan is a combined construction and term loan, and it is anticipated that it will provide the project with a low annual interest rate compared to existing commercial loan rates. We are required to drill sufficient production wells for the 23 MW net plant as a condition precedent to drawing on the project loan. Currently we have drilled four substantial production wells and we believe they are sufficient to meet the condition precedent.

In early September, a production drilling program commenced with well NHS-8, the third production well on the Neal Hot Springs project. The completion of NHS-8 at a depth of 3,604 feet was announced on October 13th. NHS-8 flowed under artesian pressure at a rate of 2,315 gallons per minute (“gpm”) with a temperature of 286.5° F (141° C). Subsequent to the end of the quarter, production well NHS-2 was drilled and completed to a depth of 2,983 feet. Well NHS-2 intersected the reservoir fracture system and flowed at 3,047 gpm under artesian pressure. Production wells NHS-8 and NHS-2 bring the total number of production wells to four.

These four wells may provide the total number of production wells needed for the 23 net megawatt project. Two existing production wells have previously been drilled and tested in 2008 and 2009. Well NHS-1 intersected the reservoir at 2,287 feet and flows under artesian pressure at a rate of 2,315 gpm with a production temperature of 286.5º F (141º C). Well NHS-5 encountered the reservoir at 2,796 feet and flows at a rate of 1,500 gpm with a production temperature of 286º F (141º C).

Geologic information and flow data from the production and T/G drilling programs and flow testing is being incorporated into the ongoing development of a numerical reservoir model of the Neal Hot Springs geothermal system.

The temperature gradient (“TG”) drilling program, utilizing a small diameter drill hole, was concluded in June with eleven TG wells, ranging in depth from 500 to 1,060 feet, completed. The TG wells provide valuable temperature gradient data for the overall area that hosts the Neal Hot Springs reservoir. The drill used for the TG program was redirected to drill injection wells for the project. Injection well NHS-10 was completed to a depth of 2,465 feet and successfully tested. Initial injection test analyses indicate that the well will sustain approximately 1,100 gpm of fluid injection for the life of the project. A second injection well, NHS-13, was completed to a depth of 2,302 feet and is able to sustain approximately 625 gpm of injection. Equipment procurement and pipeline fabrication is underway in preparation for a 30-day reservoir test scheduled to begin in mid-November, 2010. The test is designed for continuous, multi-well production, injection, and monitoring to provide data across the well field that will be integrated into the numerical reservoir model of the Neal Hot Springs geothermal system.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Private right-of-ways for the transmission line have been acquired, the line route is surveyed and the final engineering design is complete. Bid documents for construction of the transmission line and substation are being prepared.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio Update

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on stand by), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. During the second fiscal quarter ended September 30, 2010, the San Emidio plant operated at 99.6% availability and generated an average of 2.4 net megawatts during the period.

The San Emidio 35 megawatt development is planned for execution in two phases. Phase I will be a repower of approximately 8.6 megawatts and Phase II will be an expansion of approximately 26.4 megawatts. Phase I will utilize the existing production and injection wells with a new, more efficient power plant. As shown in the Project Development table above, the Phase 1 repower is anticipated to cost approximately $27 million and the expansion is anticipated to cost $127 million, 75% of which we believe may be funded by a Department of Energy loan, with the remainder funded through equity financing.

The Phase I repower began construction during the third calendar quarter of 2010, with commercial operations planned to occur in the fourth calendar quarter of 2011. The Phase II expansion is anticipated to begin construction in the second calendar quarter of 2010 with commercial operations commencing in the fourth calendar quarter of 2013. The Company expects to be granted about $40 million in ITC cash grant in lieu of PTC in connection with the $157 million 35 megawatt development. The Phase I development will require an amendment to the existing Sierra Pacific Power Purchase Agreement.

Subsequent to the end of the quarter, a draft amendment to the existing PPA was submitted to Sierra Pacific Power for review and comment.

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, the Benham Companies LLC, will execute the construction of an 8.6 net megawatt power plant at San Emidio, Nevada. TAS Energy of Houston, Texas will supply a modular power plant to the project. The financing agreement calls for the contractor to provide a non-recourse project loan for the estimated $27.0 million dollar project. The construction loan is expected to be repaid with long term project loan.

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Company to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies are examining two levels of power generation; 15 megawatts and 45 megawatts, several transmission routes and the costs associated with each level of generation. The 15 megawatt study, which is directed toward the Phase I repower, has completed the study process. A draft interconnection agreement for the 15 megawatt option was received from Sierra Pacific Power during the quarter and is under legal review.

The 45 megawatt study, which is directed toward the 26 megawatt Phase II expansion project, completed the second phase System Impact Study in April. An Interconnection Facilities Study, the third and final study, has been executed and is pending a determination of where the power will be sold.

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

Surface geologic mapping by the University of Nevada-Reno has been completed and structural analysis of the mapping is underway. State-of-the-art interpretation of satellite data that measures ground surface deformation has also been completed. Preliminary results show excellent correlation between surface deformation and known producing fractures, establishing this method as an effective tool for locating wells. Field work for a high-precision seismic refraction survey is complete. Data processing and interpretation is expected to be completed by mid-November. If the program successfully indentifies drilling targets, the second phase will provide funds to complete analysis of all data acquired from the three tasks and will be used to locate drill targets for the Phase II production wells by year-end.

Guatemala

A geothermal energy rights concession located 14 kilometers southwest of Guatemala City was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April. The concession contains 24,710 acres (100 square kilometers) in the center of the Aqua and Pacaya twin volcano complex.

The concession contains the El Ceibillo geothermal project which has nine existing geothermal wells that were drilled in the l990s and have depths ranging from 560 to 2,000 feet (170 to 610 meters). Six of the wells have measured reservoir temperatures in the range of 365°F to 400°F and have high conductive gradients that indicate rapidly increasing temperature with depth. Fluid samples and mineralization from the wells indicate the existence of a high permeability reservoir below the existing well field.

An office and staff are located in Guatemala City and planning is underway to advance the project with initial work focused on a power sales agreement with the local utility company, strategic investors, and potential project lenders. Follow on work will include a detailed geophysical program, geologic mapping, sampling of hot springs, and to redrill one or two of the existing wells to test for deep, high temperature permeability.

Gerlach Joint Venture

Permitting has been completed and bonding submitted for a drill site located on a BLM lease and on a second drill site on private property at the Gerlach joint venture property, which is located adjacent to the town of Gerlach in Washoe County, Nevada. On the private lease, a previously drilled exploration slim hole, the Peregrine Well, will be opened from a 6.5 inch diameter well to a 12.5 inch diameter well capable of production. The original well encountered a lost circulation zone at approximately 975 feet and has been targeted for testing.

A 2,000 foot deep temperature gradient well is permitted for the BLM lease site and is designed to test the deep temperature potential of the central portion of the interpreted reservoir block. A target has been identified from previous drilling data at a depth of 2,700 to 3,000 feet.

Subsequent to the end of the quarter, the drilling program on the Peregrine well was completed October 27th to a depth of 1,070 feet. The well will undergo a flow test to determine reservoir temperature and pressure response.

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

Operating Results

For the six months ended September 30, 2010, the Company reported a net loss of $2.44 million dollars ($0.03 loss per share) which represented a 12.2% decrease over the same period in 2009. For the three months ended September 30, 2010, the Company reported a net loss of $966,961 million dollars ($0.01 loss per share) which represented a 13.9% decrease over the same period in 2009. Notable favorable variances were noted for San Emidio operations and stock based compensation. Unfavorable variances were noted in corporate administration; professional and management fees; salaries and wages; and travel and promotion costs.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses

For the six months ended September 30, 2010, the San Emidio plant reported a net loss of $77,031 ($635,200 net loss in 2009), which represented 87.9% decrease in operating loss from the same period in 2009. Energy sales for the six months ended September 30, 2010, were $423,308 (53.9% increase) higher than the same time period in 2009. The quarter ended September 30, 2010, was the most favorable quarter of operations ($405 net loss) since its acquisition. For the quarter ended September 30, 2010, Energy production revenues increased $327,894 (134.5%) in the quarter ended September 30, 2010 from the same period in 2009. During the summer months from June through September, the Company is paid a higher percentage of the higher “on peak” rate. Since the entire second quarter was subject to these favorable rates, the average rate per kilowatt hour was $0.1210 per kilowatt hour, which was 22.4% than the average rate earned during the winter and spring. Production levels for the quarter ended September 2010, were reasonably consistent with the same period in 2009. Production levels were lower in the first quarter of 2009 due to down time needed for plant repairs. In the first quarter of 2009, repair costs of over $112,000 were incurred to rebuild and reinstall a pump. And, costs were incurred for over $59,000 to retube an OEC condenser and to install a new gear box.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended September 30,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,207,901	98.1	784,593	96.7	423,308	53.9
Energy credit sales	23,885	1.9	26,470	3.3	(2,585)	(9.8)
	1,231,786	100.0	811,063	100.0	420,723	51.9

Operating expenses:
General and administrative	127,944	10.4	160,704	10.6	32,760	20.4
Salaries and related costs	364,285	29.6	388,807	34.8	24,522	6.3
Operations:
Repairs and maintenance	78,105	6.3	315,744	6.3	237,639	75.3
Other	165,984	13.5	120,832	16.2	(45,152)	(37.4)
Rent and lease	13,034	1.1	17,750	1.6	4,716	26.6
Purchased utilities	22,430	1.8	34,388	2.3	11,958	34.8
Depreciation and amortization	537,035	43.6	408,038	41.6	(128,997)	31.6
	1,308,817	106.3	1,446,263	113.4	137,446	9.5

Net Loss	(77,031)	(6.3)	(635,200)	(13.4)	558,169	(87.9)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

	Three Months Ended September 30,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	636,256	96.4	540,841	95.3	95,415	17.6
Energy credit sales	23,885	3.6	26,470	4.7	(2,585)	(9.8)
	660,141	100.0	567,311	100.0	92,830	16.4

Operating expenses:
General and administrative	67,458	10.2	87,976	15.5	20,518	23.3
Salaries and related costs	165,524	25.1	176,422	31.1	10,898	6.2
Operations:
Repairs and maintenance	42,213	6.4	56,586	9.9	14,373	25.4
Other	73,294	11.1	56,999	10.1	(16,295)	(28.6)
Rent and lease	3,650	0.6	7,055	1.2	3,405	48.3
Purchased utilities	9,459	1.4	21,325	3.8	11,866	55.6
Depreciation and amortization	298,948	45.3	207,066	36.5	(91,882)	(44.4)
	660,546	100.1	613,429	108.1	(47,117)	(7.7)

Net Loss	(405)	(0.1)	(46,118)	(8.1)	45,713	99.1

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

Key quarterly production data is summarized as follows:

			Ave. Rate		Depreciation
	Kilowatt	Energy	per		&
	Hours x	Sales	Kilowatt-	Net Loss	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)

September 30, 2008	5,650	529,383	0.0937	(185,838)	195,046
December 31, 2008	4,097	317,256	0.0774	(146,859)	196,941
March 31, 2009	3,808	296,577	0.0779	(267,114)	201,711
June 30, 2009	2,851	243,752	0.0855	(589,082)	200,972
September 30, 2009	5,224	540,841	0.1035	(46,118)	207,066
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948

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

Under the current conditions and terms of the agreement, the energy credit sales are the primary factor the Company’s allocation of profits and losses. The Company’s gain from RREI of $144,124 for the six months ended September 30, 2010, was consistent with the same period in 2009. This was primarily due to similar production levels which drive the energy credit earnings. The net loss for the six months ended September decreased $1,335,445 (65.4% decrease in net loss) for the same period in 2009. The $2,042,681 loss for the six months ended September 30, 2009 was a direct result of both planned and unplanned maintenance and repairs that lead to lower revenues and increased repair costs. The entire plant was shut down for planned maintenance from April 1, 2009 to April 13, 2009. Repair costs on a production pump exceeded $500,000. Also, a lap joint failed in production well RRG-7 in January 2009 causing a loss of temperature. The lap joint repairs were not successful, and the well continues to under perform.

The plant production continues to remain relatively low due to the lap joint failure and other issues that reduce the volume of water provided to the plant. In the quarter ended September 30, 2010, production was 5,372,075, kilowatt hours, which was 10.2% lower than production levels in the same period in 2009. On average, the production levels are down approximately 18.8% from production levels produced prior to the lap joint failure. Also, production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicates an impending pump failure. A repair program, which includes a well stimulation procedure, has been planned for a cost of $512,750. Remediation plans have been formulated to address noted issues.

The summarized statements of operations for RREI are as follows:

	Six Months Ended September 30,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,825,939	89.3	1,866,239	88.8	(40,300)	(2.2)
Energy credit sales	219,126	10.7	235,661	11.2	(16,535)	(7.0)
	2,045,065	100.0	2,101,900	100.0	(56,835)	(2.7)

Operating expenses:
Operations	1,728,416	84.5	3,128,960	148.9	1,400,544	44.8
Depreciation and amortization	1,023,982	50.1	1,021,457	48.6	(2,525)	(0.2)
	2,752,398	134.6	4,150,417	197.5	1,398,019	33.7

Operating Loss	(707,333)	(34.6)	(2,048,517)	(97.5)	1,341,184	65.5

Other income	97	0.0	5,836	0.3	(5,739)	(98.3)

Net Loss	(707,236)	(34.6)	(2,042,681)	(97.2)	1,335,445	65.4

U.S. Geothermal Inc.’s Allocation of Net Loss	144,124		142,179		1,945	1.4

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

	Three Months Ended September 30,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,019,499	90.7	1,218,372	90.1	(198,873)	(16.3)
Energy credit sales	104,733	9.3	133,644	9.9	(28,911)	(21.6)
	1,124,232	100.0	1,352,016	100.0	(227,784)	(16.9)

Operating expenses:
Operations	735,540	65.4	758,818	56.1	23,278	3.1
Depreciation and amortization	511,770	45.5	516,615	38.2	4,845	0.9
	1,247,310	110.9	1,275,433	94.3	28,123	2.2

Operating Loss	(123,078)	(10.9)	76,583	(5.7)	(199,661)	(260.7)

Other income	46	0.0	101	0.0	(55)	(54.5)

Net Loss	(123,032)	(10.9)	76,684	(5.7)	(199,716)	(260.4)

U.S. Geothermal Inc.’s Allocation of Net Loss	71,035		92,981		(21,946)	(23.6)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

Key quarterly production data is summarized as follows:

	Kilo-		Renewable	Net Income (Loss)
	watt	Energy	Energy		USG’s
	Hours x	Sales	Credit Sales	Totals	Portion
Quarter Ended:	1,000	($)	($)	($)	($)

June 27, 2008	22,125	1,127,069	142,979	(119,141)	97,463
September 26, 2008	21,153	1,408,357	154,018	(319,558)	103,077
December 26, 2008	24,342	1,625,010	168,350	426,339	120,425
March 27, 2009	22,927	1,355,582	158,606	(14,170)	109,296
June 30, 2009	15,479	848,176	109,873	(1,592,374)	58,831
September. 30, 2009	17,940	1,253,724	125,788	(450,307)	82,312
December 31, 2009	19,602	1,352,016	133,644	76,634	92,981
March 31, 2010	20,252	1,158,710	131,621	(102,333)	89,805
June 30, 2010	17,599	806,439	114,394	(584,204)	73,089
September 30, 2010	16,116	1,019,499	104,733	(123,032)	71,035

Corporate Administration

For the six months ended September 30, 2010, the Company reported $426,370 in corporate administrative costs, which was an increase of $112,168 (35.7%) from the same period in 2009. The primary components of the increase were franchise taxes and listing/filing fees. Listing and filing fees increased $12,705 and $49,253 for the quarters ended September 30, 2010 and June 30, 2010; respectively from the same quarters in 2009. This was primarily due to the additional issued and outstanding common shares, as well as costs associated with the annual general meeting (“AGM”). In 2009, the majority of the AGM costs were incurred in the third quarter. For the six months ended September 30, 2010, Delaware franchise taxes increased $44,332 (296.4% increase) for the same period in 2009.

Professional and Management Fees

For the six months ended September 30, 2010, the Company incurred professional and management fees of $739,107, which is an increase of $106,101 (16.8%) from the same period in 2009. The change is a product of a significant increase in the first quarter and a decrease in the second quarter from 2009 to 2010. For the first quarter of 2010, (the increase from 2009) is primarily due to the legal costs that amounted to over $221,000 for services to investigate the implications of potential strategic alternatives. Professional fees decreased $185,306 (50.2% decrease) for the second quarter ended September 30, 2010 from the same period in 2009. The fees in the second quarter of 2009 were high due to services received related to the SEC comment letter and the PIPE offering.

Salaries and Wages

For the six months ended September 30, 2010, the Company reported $720,300 in salaries related costs, which was an increase of $235,646 (32.7%) from the same period in 2009. During the three months ended June 30, 2010, total salary costs increased due to the addition of two management and development employees, employee bonuses and general wage increases which amounted to approximately $78,000, $117,500 and $53,500; respectively. Salary levels and the number of management and development employees remained unchanged, and no bonuses were paid in the second quarter end September 30, 2010.

As development activities have increased at Neal Hot Springs, Oregon and San Emidio, Nevada; more management and development salaries have been allocated to those projects. At San Emidio, salary cost allocations have been made for efforts primarily related to the transmission line study and the new power plant design for Phase I of the repower project. Salary and related cost allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling and reservoir evaluation.

Management and development employee salaries and related costs allocated to other U.S. Geothermal companies/projects are summarized as follows:

	For the Six Months Ended September 30,
	2010	2009	Variance
Company/Project	$	$	$	%

USG Nevada LLC (Phase I Repower Project)	174,976	96,516	78,460	81.3
USG Oregon LLC (Neal Hot Springs Project)	255,135	155,694	99,441	63.9
	430,111	252,210	177,901	70.5

% - represents the percentage of change from 2009 to 2010.

Stock Based Compensation

For the six months ended September 30, 2010, the Company reported $574,481 in stock based compensation, which was a decrease of $471,469 (45.1%) from the same period in 2009. In the first quarter ended June 30, 2010, stock based compensation was significantly lower ($499,838, 78.1% decrease) from the same period in 2009. This was primarily due to the fact that an employee stock option grant had not been made since May 26, 2009. A stock option grant was made to employees on September 10, 2010. The new grant along with the vesting of prior options resulted in the stock based compensation recognized in quarter ended September 30, 2010, as being consistent with the same period in 2009.

Travel and Promotional Costs

For the six months ended September 30, 2010, the Company reported $220,661 in travel and promotional costs, which was an increase of $90,810 (69.9%) from the same period in 2009. In the second quarter ended September 30, 2010, travel and promotional costs increased $29,351 (38.0% increase) from the same period in 2009. This was primarily due to costs associated with the road show in Europe ($16,056) and sponsorship of a business radio show ($17,500).

Corporate advertising and promotion costs increased over $34,000 in the quarter ended June 30, 2010 from the same period in 2009. Most of these costs related to payments to a non-profit organization that supports global environmental issues. Additional travel and meals costs (increase of over $27,000 from 2009) were incurred due to more management promotional activities.

Off Balance Sheet Arrangements

As of September 30, 2010, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2010 are adequate to fund our general operating activities through September 30, 2011 including limited drilling at Neal Hot Springs and general development support activities at San Emidio. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. In addition to government loans and grants discussed below, we anticipate that the additional funding may be raised through the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

In September 2010, USG Oregon LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note shall be considered to be an equity contribution to the Company’s subsidiary. The conversion occurs automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also allow for additional equity contributions of $13.8 million from Enbridge that will earn them a 20% direct ownership in the subsidiary. In the event of cost overruns for the project, an additional payment obligation of up to $5 million would be contributed by Enbridge that would increase their direct ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% .

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for a project loan. The project loan is expected to provide substantially all of the funding needed to construct an 8.6 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada. Construction costs are estimated to be approximately $27 million and expected to be completed in September 2011. The construction loan is expected to be repaid with long term financing from available sources such as the Section 1705 loan guarantee program from the U.S. Department of Energy.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At September 30, 2010, the Company held investments of $9,996,319 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk

The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At quarterly period ended September 30, 2010, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 9, 2010	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and Director

Date: November 9, 2010
By: /s/ Kerry D. Hawkley .
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit	Description
Number
10.1	Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on November 8, 2010) *
10.2	Amended and Restated Change in Control Guaranty made and entered into as of October 13, 2010, by U.S. Geothermal Inc., in favor of Benham Constructors, LLC. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on November 8, 2010)
10.3	Credit Addendum to Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on November 8, 2010)
10.4	Amended and Restated Limited Liability Company Agreement made and entered into as of September 7, 2010, by and among Oregon USG Holdings LLC, U.S. Geothermal Inc., and Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on November 8, 2010) *
10.5	Conditional Guaranty Agreement, entered into as of September 7, 2010, by US Geothermal Inc. to Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.5 to the registrant’s Form 8-K as filed on November 8, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Portions of these exhibits have been omitted based on a grant of, or an application for, confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.