Form 10-Q
period 2010-12-31
US GEOTHERMAL INC
filed 2011-02-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller	Smaller reporting company [ ]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 9, 2011
Common stock, par value	78,747,776
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Third Quarter Ended December 31, 2010

INDEX

PART I – Financial Information
Item 1	- Financial Statements (Unaudited)	5
	Interim Consolidated Balance Sheets - December 31, 2010 and March 31, 2010	6
	Interim Consolidated Statements of Operations – Three Months and Nine Months Ended December 31, 2010 and December 31, 2009	7
	Interim Consolidated Statements of Cash Flow – Nine Months Ended December 31, 2010 and December 31, 2009	8
	Interim Consolidated Statement of Stockholders’ Equity – Year Ended March 31, 2010 and Nine Months Ended December 31, 2010	9
	Notes to Interim Consolidated Financial Statements	10

Item 2	- Management’s Discussion and Analysis of Financial Condition and Results of Operations
	- General Background and Discussion	34
	- Operating Results	41
	- Off Balance Sheet Arrangements	47
	- Liquidity and Capital Resources	47
	- Potential Acquisitions	48
	- Critical Accounting Policies	48

Item 3	- Quantitative and Qualitative Disclosures about Market Risk	50
Item 4	- Controls and Procedures	50

PART II – Other Information
Item 1	- Legal Proceedings	51
Item 1A	- Risk Factors	51
Item 2	- Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3	- Defaults Upon Senior Securities	51
Item 4	- Removed and Reserved	51
Item 5	- Other Information	51
Item 6	- Exhibits	51

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended, March 31, 2010. The results of operations for the nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2011.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
December 31, 2010

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	December 31, 2010	March 31, 2010

ASSETS

Current:
Cash and cash equivalents	$5,785,602	$12,970,612
Restricted cash (note 3)	645,000	585,000
Receivable from subsidiary	207,684	335,684
Trade accounts receivable	293,460	176,880
Other current assets	176,017	152,950
Total current assets	7,107,763	14,221,126

Deposit on mineral rights purchase	200,000	-
Investment in equity securities (note 4)	220,500	210,975
Investment in subsidiaries (note 5)	17,981,219	18,103,239
Property, plant and equipment, net of accumulated depreciation (note 6)	34,321,660	16,550,006
Intangible assets, net of accumulated amortization (note 7)	17,026,591	16,642,515
Total assets	$76,857,733	$65,727,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$568,663	$446,790
Related party accounts payable	4,869	1,897
Current portion of capital lease obligation	12,511	11,837
Promissory note payable, current (note 10)	230,000	-
Total current liabilities	816,043	460,524
Long-term Liabilities:
Capital lease obligation, less current portion	17,646	27,108
Promissory note payable (note 10)	-	230,000
Stock compensation payable	1,783,060	1,823,751
Convertible loan payable (note 11)	5,074,178	-
Construction loans payable (note 12)	8,251,559	-
Total liabilities	15,942,486	2,541,383

Commitments and Contingencies (note 19)	-	-
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding: 78,710,276 shares at December 31, 2010; 78,647,776 shares at March 31, 2010)	78,710	78,648
Additional paid-in capital	84,657,376	83,667,011
Accumulated other comprehensive income	151,005	136,693
Accumulated deficit	(24,620,477)	(21,353,761)
	60,266,614	62,528,591

Non-controlling interest (note 20)	648,633	657,887
Total stockholders’ equity	60,915,247	63,186,478

Total liabilities and stockholders’ equity	$76,857,733	$65,727,861

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Operating Revenues:
Energy sales, San Emidio	$629,867	$463,286	$1,837,769	$1,247,879
Energy credit sales, San Emidio	37,243	-	61,128	26,470
Land, water, and mineral rights lease	45,012	112,548	135,036	164,532
Management fees	62,500	62,500	187,500	187,500
Gain from investment in subsidiary	77,893	92,981	222,018	234,124
Total operating revenues	852,515	731,315	2,443,451	1,860,505

Operating Expenses:
Consulting fees	8,000	57,203	19,678	59,777
Corporate administration	114,834	184,402	541,204	497,784
Professional and management fees	196,336	419,784	935,442	1,052,791
Salaries and wages	187,005	359,375	907,305	844,029
Stock based compensation	299,815	248,481	874,297	1,294,432
Travel and promotion	92,991	82,185	313,653	212,855
Plant operations, San Emidio	771,265	811,359	2,080,083	2,257,622
Lease and equipment repair	25,853	17,947	111,247	81,264
Total operating expenses	1,696,099	2,180,736	5,782,909	6,300,554
Loss from Operations	(843,584)	(1,449,421)	(3,339,458)	(4,440,049)
Other Income (Loss):
Foreign exchange gain (loss)	123	8,848	(4,922)	20,004
Other income	9,450	-	29,844	-
Interest income	7,077	40,627	37,566	85,244
Total other income	16,650	49,475	62,488	105,248

Net Loss	(826,934)	(1,399,946)	(3,276,970)	(4,334,801)
Net loss attributable to the non- controlling interest	1,740	5,937	10,254	14,299
Net Loss Attributable to U.S. Geothermal Inc.	(825,194)	(1,394,009)	(3,266,716)	(4,320,502)
Other Comprehensive Income:
Unrealized gain (loss) on investment in equity securities	50,251	(14,010)	14,312	92,247
Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(774,943)	$(1,408,019)	$(3,252,404)	$(4,228,255)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.07)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	78,668,428	63,536,449	78,654,685	62,537,628

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Nine Months Ended December 31,
	2010	2009

Operating Activities:
Net loss	$(3,276,970)	$(4,334,801)
Add non-cash items:
Depreciation and amortization	960,274	741,878
Gain on operations of subsidiary	(222,018)	(234,124)
Foreign exchange (gain) loss	4,787	(20,004)
Loss on equity investment	4,964	-
(Gain) loss on disposal of equipment	-	900
Stock based compensation	874,297	1,294,432
Change in non-cash working capital items:
Accounts receivable	11,420	(308,674)
Accounts payable and accrued liabilities	(56,969)	(30,327)
Prepaid expenses & other	(21,807)	(331,160)
Total cash used by operating activities	(1,722,022)	(3,221,880)

Investing Activities:
Purchases of property, plant and equipment	(10,609,713)	(3,360,107)
Cash restricted by external entities	(60,000)	(100,000)
Deposit on mineral rights purchase	(200,000)	-
Distribution from subsidiary	339,074	448,933
Investment by non-controlling interest	1,000	-
Proceeds from sale of equipment	-	500
Total cash used by investing activities	(10,529,639)	(3,010,674)

Financing Activities:
Issuance of share capital, net of issue cost	75,439	9,393,945
Issuance of subscription receipts	-	-
Proceeds from notes payable	5,000,000	230,000
Principal payments on capital lease	(8,788)	(8,162)
Total cash provided by financing activities	5,066,651	9,615,783

Decrease in Cash and Cash Equivalents	(7,185,010)	3,383,229

Cash and Cash Equivalents, Beginning of Period	12,970,612	3,452,091

Cash and Cash Equivalents, End of Period	$5,785,602	$6,835,320

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$181,814	$121,586
Plant construction on account	8,154,618	-
Capitalized accrued interest	171,119	-

Other Items:
Interest paid	7,555	-

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended March 31, 2010 and the Nine Months Ended December 31, 2010
(Stated in U.S. Dollars)

			Additional			Accumulated	Non-
	Number of	Common	Paid-In	Stock	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Issuable	Deficit	Income	Interest	Totals

Balance at April 1, 2009	62,033,882	$62,034	$64,694,849	$-	$(15,514,911)	$95,891	$678,232	$50,016,095

Stock issued from the exercise of stock options	304,375	304	368,110	-	-	-	-	368,414
Subscription receipts issued August 17, 2009 (note 13)	-	-	-	9,120,294	-	-	-	9,120,294
Stock issued from subscription receipts on December 17, 2009 (note 13)	8,100,000	8,100	9,112,194	(9,120,294)	-	-	-	-
Capital stock issued as result of a private placement closed March 16, 2010, net of issuance costs (note 14)	8,209,519	8,210	7,914,186	-	-	-	-	7,922,396
Stock based compensation	-	-	1,577,672	-	-	-	-	1,577,672
Unrealized gain on investment	-	-	-	-	-	40,802	-	40,802
Net loss	-	-	-	-	(5,838,850)	-	(20,345)	(5,859,195)

Balance at March 31, 2010	78,647,776	78,648	83,667,011	-	(21,353,761)	136,693	657,887	63,186,478
Stock issued from the exercise of stock options	62,500	62	75,378	-	-	-	-	75,440
Stock based compensation	-	-	914,987	-	-	-	-	914,987
Unrealized loss on investment	-	-	-	-	-	14,312	-	14,312
Initial formation contribution by non- controlling interest in Oregon USG Holdings, LLC (note 20)	-	-	-	-	-	-	1,000	1,000
Net loss - unaudited	-	-	-	-	(3,266,716)	-	(10,254)	(3,276,970)
Balance at December 31, 2010 - unaudited	78,710,276	$78,710	$84,657,376	$-	$(24,620,477)	$151,005	$648,633	$60,915,247

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2010
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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2010 and March 31, 2010, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. The accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At December 31, 2010, the Company held deposits of $300,830 that were not covered by FDIC insurance. The money market funds totaled $4,999,381, and are invested in government backed securities and not subject to deposit insurance.

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

Interest costs incurred during the construction period of defined major projects from debt that is specifically incurred for those projects are capitalized.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of December 31, 2010.

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

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2010 and March 31, 2010, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents at December 31, 2010 and March 31, 2010 were 94,997,193 and 96,404,418; respectively.

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	December	March 31,
State Agency	31, 2010	2010

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond - Gerlach Geothermal	10,000	-
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	175,000	125,000

	$645,000	$585,000

These bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded.

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of a publicly traded geothermal entity) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Unrealized gains	136,693
Foreign exchange losses	(14,233)
Fair value at March 31, 2010	210,975
Unrealized gains	14,312
Foreign exchange losses	(4,787)

Fair value at December 31, 2010	$220,500

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

Effective December 26, 2008, the fiscal year for RREI was changed to a calendar year due to the conversion of Goldman Sachs to a bank holding company. RREI’s latest audited financial information is summarized as follows:

	(Unaudited)
	December 31,	December 31,	November 28,
	2010	2009	2008

Total current assets	$908,866	$808,084	$1,994,238
Property and equipment	45,939,087	47,993,261	50,016,779
	$46,847,953	$48,801,345	$52,011,017

Total liabilities	$420,480	$791,116	$1,434,413
Total members’ equity	46,427,473	48,010,229	50,576,604
	$46,847,953	$48,801,345	$52,011,017

	(Unaudited)			Fiscal Year
	Year Ended	Year Ended	Month Ended	Ended
	December 31,	December 31,	December 26,	November 28,
	2010	2009	2008	2008

Operating revenues	$4,542,477	$4,718,949	$537,831	$4,880,303
Operating earnings (loss)	(733,098)	(2,278,806)	352,483	(528,916)
Net earnings (loss)	(732,950)	(2,270,718)	352,960	(448,593)

U.S. Geothermal Inc., portion of net earnings (loss)	$375,198	$279,072	$54,713	$(156,060)

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits and 1% of all other profits and losses.

The Company’s investment in the RREI has changed since March 31, 2007 as follows:

		Increase (Decrease) in
Year ended	Activity	Investment

March 31, 2007	Investment Account Balance	$6,360,349
	Capital Contributions	10,641,871
	Allocation of profit/loss	6,479
	Prepaid amount	97,000
March 31, 2008	Investment Account Balance	17,105,699
	Capital Contributions	948,054
	Allocation of profit/loss	539,815
	Prepaid amount	(97,000)
March 31, 2009	Investment Account Balance	18,496,568
	Cash distributions	(722,222)
	Allocation of profit/loss	323,929
March 31, 2010	Investment Account Balance	18,098,275
	Cash distributions	(339,074)
	Allocation of profit/loss	222,018
December 31, 2010	Investment Account Balance	$17,981,219

An investment in a northwest British Columbia geothermal prospect totaled $0 and $4,965 as of December 31, 2010 and March 31, 2010; respectively. This investment is combined with the investment in Raft River Energy I LLC.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended December 31, 2010, the Company continued development activities at Neal Hot Springs, Oregon and San Emidio, Nevada. At Neal Hot Springs, costs were incurred of approximately $3,053,000 for development of wells NHS# 2, 8, 10 and 13, in addition to reservoir flow testing. Legal, permitting and engineering costs exceeded $838,000 for plant development. Power plant construction, at San Emidio, Nevada, amounted to approximately $6,856,000 for the current quarter ($8,508,000 total project cost to date). Plant construction is expected to be completed September 2011, and construction costs are expected to total approximately $25 million. Also, at San Emidio, costs of approximately $276,000 ($189,207 reimbursed by grant) were incurred for surface geological mapping and a seismic survey. Costs of $70,642 were incurred for the testing and development of a pipeline and wells at Raft River, Idaho, as a part of the Department of Energy grant program. Grant reimbursements were received for 80% of these costs. Construction costs of approximately $253,000 were incurred on a test well at Gerlach, Nevada.

During the quarter ended September 30, 2010, the Company continued development activities at Neal Hot Springs, Oregon and San Emidio, Nevada. At Neal Hot Springs, drilling costs of approximately $2,979,000 were incurred primarily for the third production well (NHS-8) and a slim-hole injector. NHS-8 is substantially complete and is undergoing flow testing. Also, costs in excess of $434,000 were spent on geotechnical engineering and plant design for the planned Neal Hot Springs plant. Construction of the new power plant at San Emidio, Nevada began during the month of August 2010. Power plant construction costs exceeded $1,450,000 for the current quarter. Costs of over $910,000 were incurred for the testing and development of a pipeline and wells at Raft River, Idaho, as a part of the Department of Energy grant program. Grant reimbursements were received for 80% of these costs.

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

Property, plant and equipment, at cost, are summarized as follows:

	December 31, 2010	March 31, 2010
Land	$652,507	$652,507
Power production plant	2,275,475	1,665,882
Wells	3,617,312	3,617,312
Furniture and equipment	866,102	785,606
	7,411,396	6,721,307
Less: accumulated depreciation	(2,151,494)	(1,396,605)
	5,259,902	5,324,702
Construction in progress	29,061,758	11,225,304

	$34,324,660	$16,550,006

Changes in Construction in Progress for the nine months ended December 31, 2010 and the year ended March 31, 2010, at cost, are summarized as follows:

	Nine Months
	Ended December	Year Ended
	31, 2010	March 31, 2010
Beginning balances	$11,225,304	$7,807,445
Current development construction	19,051,499	3,417,859
Transfers into production	-	-
Grant reimbursements	(1,215,045)	-
Write-off of unsuccessful projects	-	-
Ending balances	$29,061,758	$11,225,304

Construction in Progress, at cost, consisted of the following projects/assets by location at December 31, 2010 and March 31, 2010, as follows:

	December 31,	March 31,
	2010	2010
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$995,572	$733,284
Unit II, well construction	2,097,261	2,085,250
	3,092,833	2,818,534
San Emidio, Nevada:
Power plant (Re-power project)	8,508,063	50,872
Interconnection studies for transmission line	195,600	76,032
Well construction	2,885,981	2,678,102
	11,589,644	2,805,006
Neal Hot Springs, Oregon:
Production wells	11,424,145	4,916,905
Buildings and site preparation	2,627,617	493,852
Transmission lines and substation	327,519	191,007
	14,379,281	5,601,764

	$29,061,758	$11,225,304

For the nine months ended December 31, 2010, the Company incurred interest costs of $178,674, of which $171,119 was capitalized as a component of the Neal Hot Springs and San Emidio projects.

Depreciation expense was charged to operations for the following periods:

	December 31, 2010	December 31, 2009

Three months ended	$270,158	$180,647
Nine months ended	$753,629	$535,233

NOTE 7 – INTANGIBLE ASSETS

In April 2010, the Company incurred consulting fees of $600,000 necessary to acquire the geothermal energy rights concession in Guatemala. The concession area is located 14 miles southwest of Guatemala City. The concession contains 24,710 acres (38.6 square miles) of energy rights located in the center of the Aqua and Pacaya twin volcano complex.

Intangible assets, at cost, are summarized as follows:

	December 31, 2010	March 31, 2010

In operation:
Geothermal and mineral rights	$8,265,800	$8,265,800
Less: accumulated amortization	(734,738)	(528,093)

	7,531,062	7,737,707
Inactive:
Surface water rights	5,469,862	5,484,059
Geothermal and mineral rights	4,025,667	3,420,749

	$17,026,591	$16,642,515

Amortization expense will increase when the respective intangible assets have been placed into operations. Presently, estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Periods Ending
December 31,
2011	$275,527
2012	275,527
2013	275,527
2014	275,527
2015	275,527

$1,377,635

Amortization expense was charged to operations for the following periods:

	December 31, 2010	December 31, 2009

Three months ended	$68,882	$68,882
Nine months ended	$206,645	$206,645

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

At December 31, 2010, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $6,188,000 (March 31, 2010 - $4,942,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2010 and March 31, 2010.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at December 31, 2010 and March 31, 2010 were as follows:

	December 31,	March 31,
	2010	2010
Deferred tax assets*:
Net operating loss carry forward	$5,814,000	$4,924,000
Stock based compensation	862,000	515,000

Deferred tax liabilities*:
Depreciation and amortization	(488,000)	(497,000)
Net deferred income tax asset	6,188,000	4,942,000
Deferred tax asset valuation allowance	(6,188,000)	(4,942,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the years ended March 31,
	2011	2010

U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.0
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.0%

At December 31, 2010, the Company had net income tax operating loss carry forwards of approximately $16,061,000 ($13,678,000 in March 31, 2010), which expire in the years 2023 through 2034. The change in the allowance account from March 31, 2010 to December 31, 2010 was $1,246,000.

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

Accounting for Income Tax Uncertainties and Related Matters

We may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on our financial statements. For the years ended March 31, 2010 and 2009, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. Our evaluation of income tax positions included the fiscal years ended March 31, 2010, 2009, and 2008 which could be subject to agency examinations as of December 31, 2010. No filings are currently under examination. No adjustments have been made to reduce our estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions comply with U.S. generally accepted accounting principles.

NOTE 9 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 the end of the lease term scheduled for November 2012. At December 31, 2010, equipment under capital lease amounted to $53,450 ($22,271 accumulated amortization). The schedule of minimum lease payments is as follows:

Years Ending December 31,	Principal	Interest	Totals
2011	$12,511	$1,805	$14,316
2012	17,646	822	18,468
	$30,157	$2,627	$32,784

NOTE 10 – PROMISORY NOTE PAYABLE

On July 7, 2009, the Company financed the purchase 40 acres of land and a building on property adjacent to our San Emidio power plant facility with a promissory note. The note for $230,000, is payable in 24 successive monthly installments commencing on the second month following the date of disbursement. The first 23 payments consist of interest only on the outstanding principal at 3.25% per annum. The entire principal and the accrued interest are due on the final payment scheduled for July, 2011. The note is unsecured. In the event of an assignment for the benefit of creditors, application for the appointment of a receiver or filing of a voluntary or involuntary petition in bankruptcy by or against the Company, the holder may declare this note immediately due and payable in full.

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

During the quarter ended December 31, 2010, the Company issued 62,500 common shares to employees of the Company upon exercise of stock options at strike prices of $0.92 and $1.00 CDN.

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

NOTE 15 - STOCK BASED COMPENSATION

Stock Options

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options and/or restricted shares to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2010, the Company can issue stock option and/or restricted share grants totaling up to 11,806,541 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants will be stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At December 31, 2010, the Company had 6,937,875 options granted and outstanding.

The following table reflects the summary of stock options outstanding at March 31, 2009 and changes during the year ended March 31, 2010, and the nine months ended December 31, 2010:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value
Balance outstanding, March 31, 2009	4,239,250	$1.62	$1.00	$4,234,719
Forfeited	(80,000)	2.34	1.95	(156,000)
Exercised	(304,375)	0.90	0.82	(249,588)
Granted	1,875,000	0.95	0.78	1,466,898
Balance outstanding, March 31, 2010	5,729,875	1.49	0.92	5,296,029

Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2010	5,729,875	1.49	0.92	5,296,029

Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	1,300,000	0.86	0.58	747,504
Balance outstanding, September 30, 2010	7,029,875	1.37	0.86	6,043,533

Forfeited	(29,500)	2.01	0.75	(22,141)
Exercised	(62,500)	0.97	0.89	(55,776)
Granted	-	-	-	-
Balance outstanding, December 31, 2010	6,937,875	$1.37	$0.86	$5,965,616

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Nine Months
	Ended December	Year Ended
	31, 2010	March 31, 2010
Dividend yield	0	0
Expected volatility	72-93%	71-93%
Risk free interest rate	0.26-0.78%	0.46-1.32%
Expected life (years)	3.19	3.17

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2010:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$1.00 CDN	1,405,500	0.25	1,405,500	$1,427,303
1.15 CDN	78,750	0.58	78,750	86,626
1.40 CDN	157,500	1.08	157,500	139,271
2.41	652,500	1.58	652,500	460,975
2.22	1,465,000	2.37	1,465,000	1,798,417
1.78	95,000	2.73	95,000	81,172
0.92	1,715,625	3.40	1,715,625	1,212,487
1.58	68,000	3.42	68,000	26,435
0.86	1,300,000	4.69	325,000	188,500

$1.37	6,937,875	2.52	5,962,875	$5,409,186

The following table summarizes information about the stock options outstanding at March 31, 2010:

OPTIONS OUTSTANDING

		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS	INTRINSIC
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	VALUE

$1.00 CDN	1,443,000	1.00	1,443,000	$1,465,385
1.15 CDN	78,750	1.33	78,750	86,626
1.40 CDN	157,500	1.83	157,500	139,271
2.41	660,000	2.33	660,000	466,274
2.22	1,475,000	3.12	1,475,000	1,798,611
1.78	95,000	3.48	95,000	81,172
0.92	1,740,625	4.15	867,125	612,825
1.58	80,000	4.17	40,000	15,550

$1.49	5,729,875	2.77	4,816,375	$4,665,714

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2009 and changes during the fiscal year ended March 31, 2010, and the nine months ended December 31, 2010 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2009	800,000	$2.19	$1.20

Granted	1,875,000	0.95	0.70
Vested	(1,681,500)	1.52	0.97
Forfeited	(80,000)	2.34	0.90
Nonvested, March 31, 2010	913,500	0.95	0.69

Granted	-	-	-
Vested	(438,344)	0.92	0.71
Forfeited	-	-	-
Nonvested, June 30, 2010	475,156	0.98	0.68

Granted	1,300,000	0.86	0.58
Vested	(345,000)	0.90	0.57
Forfeited	-	-	-
Nonvested, September 30, 2010	1,430,156	0.89	0.61

Granted	-	-	-
Vested	(455,156)	0.95	0.69
Forfeited	-	-	-
Nonvested, December 31, 2010	975,000	$0.86	$0.57

As of December 31, 2010, there was $608,113 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at December 31, 2010 and 2009 was $706,272 and $1,294,432; respectively.

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
705,000

Stock Purchase Warrants

At December 31, 2010, the outstanding broker warrants and share purchase warrants consisted of the following:

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of December 31, 2010 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$4,999,381	$4,999,381	$-	$-
Investment in equity securities	220,500	-	220,500	-
	$5,219,881	$4,999,381	$220,500	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

NOTE 17 - RELATED PARTY TRANSACTIONS

At December 31, 2010 and March 31, 2010, the amounts of $4,869 and $1,897; respectively, are payable to directors and officers of the Company for reimbursement of travel expenses. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC (“RREI”) owed the Company $207,684 and $335,684 at December 31, 2010 and March 31, 2010; respectively, for operating and maintenance expenses. The receivable balance is comprised of unsecured demand obligations due within twelve months. The Company received the following revenues from RREI:

	Nine Months Ended December 31,
	2010	2009
Management fees	$187,500	$187,500
Land, water, and mineral rights lease	135,036	164,532
	$322,536	$352,032

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

The Company paid directors fees in the amounts of $67,500 and $45,000 for the nine months ended December 31, 2010 and 2009; respectively.

NOTE 18 – DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

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

As a result of the above, under Canadian GAAP the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP December 31, 2010	Canadian GAAP December 31, 2010	U.S. GAAP March 31, 2010	Canadian GAAP March 31, 2010
Plant, Property and Equipment	$34,321,660	$34,762,271	$16,550,006	$16,990,617
Intangible Assets	17,026,591	17,026,591	16,642,515	16,642,515
Total Assets	76,857,733	77,298,344	65,727,861	66,168,472
Stockholders’ Equity	60,266,614	60,707,225	62,528,591	62,969,202
Total Liabilities and Stockholders’ Equity	$76,857,733	$77,298,345	$65,727,861	$66,168,472

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Nine Months Ended December 31, 2010	Canadian GAAP Nine Months Ended December 31, 2010	U.S. GAAP Nine Months Ended December 31, 2009	Canadian GAAP Nine Months Ended December 31, 2009
Loss from Operations	$(3,339,458)	$(3,339,458)	$(2,990,628)	$(2,990,628)
Net Loss Attributable to U.S. Geothermal Inc.	$(3,266,716)	$(3,266,716)	$(2,926,493)	$(2,926,493)

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Effective our fiscal year beginning April 1, 2011, the Company will provide an explanation of differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”) in a footnote to the financial statements.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Neal Hot Springs, Oregon; Guatemala City, Republic of Guatemala and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for nine months ended December 31, 2010 and 2009 totaling $117,079 and $149,581; respectively.

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

Office Lease

The Company entered into a 3 year lease contract effective January 1, 2008 through January 31, 2011, for general office space for an executive office located in Boise, Idaho. The lease payments are due in monthly installments that start at $5,637 per month and increase annually to $5,981 per month. The Company incurred total office lease expenses for nine months ended December 31, 2010 and 2009 totaling $53,826 and $52,258; respectively.

A new one year lease contract was signed in January 2011 for the same location noted in the previous paragraph. The lease payments are due in installments of $6,160 per month. The contract includes two one year renew options available to the Company.

Total Lease Obligations

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
December 31,	Amount
2011	$154,124
2012	94,579
2013	66,642
2014	64,138
2015	57,099
Thereafter	74,192

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

Mineral Rights Option Agreement

On May 24, 2010, USG Oregon LLC (a subsidiary of the Company) entered into an option agreement that allows for exclusive purchase of all mineral rights associated with 2,110 acres of land located in Malheur County, Oregon. Per the terms of the agreement, the Company transferred $200,000 to the seller. To exercise the option agreement, the Company must pay an additional $200,000 prior to November 25, 2012. If the second payment is not made, the Company loses all rights associated with the agreement.

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

During the current quarter ended December 31, 2010, Enbridge contributed $1,000 for the right to acquire a 20% ownership interest in Oregon USG Holdings LLC subject to completing the additional payment obligations and conversion of the promissory note.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended December 31, 2010 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter ended December 31, 2010, the Company was focused on:

1)	Conducting a long term flow test on the Neal Hot Springs reservoir;
2)	Starting construction of the San Emidio Unit 1 power plant in Nevada;
3)	negotiating final documents for the Department of Energy Loan Guarantee for the Neal Hot Springs project;.
5)	redrilling the Peregrine test well at the Gerlach Joint Venture;
6)	optimizing the operation of the San Emidio power plant in Nevada, and planning for a plant shut down to tie in the new, Unit 1 brine pipelines;
7)	optimizing the operation of the well field at the Raft River project in Idaho (“Raft River Unit I”; and
8)	the evaluation of potential new geothermal project acquisitions.

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

Projects in Operation
Project	Location	Ownership	Generating Capacity (megawatts)(1)	Power Purchaser	Contract Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (Existing)	Nevada	100%	3.6	Sierra Pacific Power Corp.	2017

(1)

Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 7.1 and 10.0 megawatts and output of the San Emidio plant is approximately 2.6 megawatts.

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

3)	The repower below includes repairs to operating power plants.

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Anticipated
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
San Emidio Phase I (8.6 MW Repower)	Nevada	100%	5.0	December 2011	$32	TBD
San Emidio Phase II (Expansion)	Nevada	100%	8.6	2nd Quarter 2013	$50	TBD
San Emidio Phase III	Nevada	100%	17.2	4th Quarter 2013	$100	TBD
Neal Hot Springs I	Oregon	100%	23	3rd Quarter 2012	$129	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
Raft River I (Repower)	Idaho	JV	3	TBD	$8	Idaho Power
Raft River (Unit II)	Idaho	100%	26	4th Quarter 2013	$134	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100%	32	2nd Quarter 2015	$166	TBD

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	68.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	25.0(6)	TBD	Binary
El Ciebillo	38.6	410-446 (3)	TBD	TBD	Steam

(1)	A third party's assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts is an internal estimate.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	A third party estimate with respect to 49.0 megawatts, remainder is an internal estimate.
(5)	A third party resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate.

Raft River Update

Raft River Energy Unit I, located in southern Idaho, is a binary cycle geothermal power plant with 13 net megawatts of installed capacity. The power plant achieved commercial operation in January 2008.

Raft River Unit I operated at 99.3% availability and generated an average of 8.1 net megawatts during the third fiscal quarter. For the 2010 calendar year, the plant averaged 8.39 net megawatts of generation with 97.7% availability. The plant is operating at reduced output due to the continued loss of temperature from production well RRG-7 and the shutdown of production well RRG-2.

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

The $10.2 million DOE cost-shared thermal fracturing program continues on schedule. Eight solar powered seismic stations were installed in June and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010. It is now expected that a drill rig will be mobilized to set casing down to the geologic formation targeted for the thermal fracture test, and the first phase of cold water injection will commence during the 2nd quarter of 2011.

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

On February 26, 2009 U.S. Geothermal submitted an application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The project was selected to proceed into the loan process and was offered a conditional commitment for the loan in June. Final documentation for the loan is being prepared. The DOE guaranteed loan is expected to provide up to 75% of the $129 million estimated capital cost of Stage I up to a maximum loan amount of $97 million. The total capital cost has increased to $129 million from prior estimates of $124 million due to costs of labor, updated vendor pricing and construction materials, project loan costs and contingencies.

Detailed design and construction of a binary cycle power plant utilizing significantly improved technology is currently in progress. The new plant, designed to deliver approximately 23 megawatt of power net to the grid is scheduled to begin commercial operations during the fourth calendar quarter of 2012. The DOE guaranteed loan is a combined construction and 22 year term loan, and it is anticipated that it will provide the project with a low annual fixed interest rate compared to existing commercial loan rates. We are required to drill sufficient production wells for the 23 MW net plant as a condition precedent to drawing on the project loan. Currently we have drilled four substantial production wells and we believe they are sufficient to meet the condition precedent.

A long term reservoir test was initiated on November 16, 2010 with two production wells flowing brine at an average of 1,800-2,000 gallons per minute. Two injection wells were operated in tandem with the production to dispose of the fluid and to provide additional reservoir data. The flowing portion of the test ran until December 20, 2010 when the production wells were shut in and injection was halted. For a following 30 days, temperature and pressure instruments were maintained in the wells until January 24, 2011 when they were pulled and data downloaded.

Geologic information, flow, temperature and pressure data from the production and T/G drilling programs and the long term reservoir test is being incorporated into the ongoing development of a numerical reservoir model of the Neal Hot Springs geothermal system. This reservoir model and subsequent reservoir certificate is a condition precedent to the loan.

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

The temperature gradient (“TG”) drilling program, utilizing a small diameter drill hole, was concluded in June with eleven TG wells, ranging in depth from 500 to 1,060 feet, completed. The TG wells provide valuable temperature gradient data for the overall area that hosts the Neal Hot Springs reservoir. The drill used for the TG program was redirected to drill injection wells for the project. Injection well NHS-10 was completed to a depth of 2,465 feet and successfully tested. Initial injection test analyses indicate that the well will sustain approximately 1,100 gpm of fluid injection for the life of the project. A second injection well, NHS-13, was completed to a depth of 2,302 feet and is able to sustain approximately 625 gpm of injection. Equipment procurement and pipeline fabrication has been completed, and the 30-day reservoir test began in mid-November, 2010. The test is designed for continuous, multi-well production, injection, and monitoring to provide data across the well field that will be integrated into the numerical reservoir model of the Neal Hot Springs geothermal system.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Private right-of-ways for the transmission line have been acquired, the line route is surveyed and the final engineering design is complete. Idaho Power Company is responsible for the construction of the transmission line with the cost paid for by the project. Construction will be authorized once funds are available from the DOE loan.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio Update

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on stand by), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. During the third fiscal quarter ended December 31, 2010, the San Emidio plant operated at 99.3% availability and generated an average of 2.7 net megawatts during the period.

The San Emidio development plan has been changed to conform to requirements of the DOE Section 1705 loan guarantee program and is now planned for execution in three phases. Phase I will be the Unit 1 repower of approximately 8.6 net annual average megawatts (5.0 new megawatts). Phase II is a second 8.6 megawatt Unit 2 being added in the second quarter of 2012. Phase III will be an expansion of two additional power plant units of approximately 17.2 megawatts. Phase I and Phase II were submitted with John Hancock as the lender to the DOE Section 1705 Loan Guarantee program. The application passed the Part A review, and John Hancock and DOE are currently involved in detailed due diligence on the project.

Phase I will utilize the existing production and injection wells with a new, more efficient power plant. The existing, historic power plant will be decommissioned when the Phase I plant comes on line. As shown in the Project Development table above, the Phase I repower is anticipated to cost approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We believe 75% of the Phase I and Phase II development may be funded by project loans backed by a Department of Energy loan guarantee, with the remainder funded through equity financing.

The Phase I repower began construction during the third calendar quarter of 2010, with commercial operations planned to occur in December 2011. Phase II began construction in the second calendar quarter of 2010 with commercial operations commencing in the first calendar quarter of 2013. The Company expects to be granted about $28 million in ITC cash grant in lieu of PTC in connection with approximately $82 million Phase I and Phase II megawatt development. The Phase I development will require an amendment to the existing Sierra Pacific Power Purchase Agreement, and Phase II will require a new PPA.

Subsequent to the end of the quarter, a draft amendment to the existing PPA was submitted to Sierra Pacific Power for review and comment. Negotiations are underway with several potential purchasers for the power from the Phase I and Phase II projects.

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, the Benham Companies LLC, will execute the construction of an 8.6 net megawatt power plant at San Emidio, Nevada. TAS Energy of Houston, Texas will supply a modular power plant to the project. The financing agreement calls for the contractor to provide a non-recourse project loan for the estimated $32 million dollar project. The construction loan is expected to be repaid with long term project loan.

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Company to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies examined two levels of power generation; 15 megawatts and 45 megawatts, several transmission routes and the costs associated with each level of generation. The 15 megawatt study, which is directed toward the Phase I repower and Phase II, has completed the study process and resulted in an increase of available transmission to 16 megawatts. A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010.

The 45 megawatt study, which is directed toward the full build out of San Emidio with the addition of the 17.2 megawatt Phase III project, completed the second phase System Impact Study in April. A draft Interconnection Facilities Study, the third and final study, was received on November 22, 2010 and we are awaiting the final study.

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

Surface geologic mapping by the University of Nevada-Reno has been completed and structural analysis of the mapping is underway. State-of-the-art interpretation of satellite data that measures ground surface deformation has also been completed. Preliminary results show excellent correlation between surface deformation and known producing fractures, establishing this method as an effective tool for locating wells. Field work for a high-precision seismic refraction survey is complete. Data processing and interpretation is complete and has been integrated with the structural mapping. It is planned to have drilling targets indentified and submitted to DOE by March 31. Upon approval of targets by the DOE, funds will be made available for the drilling portion of the grant program. Drilling is expected to take place in 2011.

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

An office and staff are located in Guatemala City and planning is underway to advance the project with initial work focused on negotiating necessary surface and access rights, a power sales agreement with the local utility company, strategic investors, and potential project lenders. Follow on work will include a detailed geophysical program, geologic mapping, sampling of hot springs, and to redrill one or two of the existing wells to test for deep, high temperature permeability.

Gerlach Joint Venture

The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 total depth. Temperature surveys and a short clean out flow test were conducted on the well.

A 2,000 foot deep temperature gradient well is permitted for the BLM lease site and is designed to test the deep temperature potential of the central portion of the interpreted reservoir block. A production target has been identified from previous drilling data at a depth of 2,700 to 3,000 feet.

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

Operating Results

For the nine months ended December 31, 2010, the Company reported a net loss of $3.28 million dollars ($0.04 loss per share) which represented a 24.3% decrease over the same period in 2009. For the three months ended December 31, 2010, the Company reported a net loss of $826,934 ($0.01 loss per share) which represented a 40.9% decrease over the same period in 2009. Notable favorable variances were reported for the San Emidio operations, stock based compensation, and professional and management fees. Unfavorable variances were noted in travel and promotion costs.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses

For the nine months ended December 31, 2010, the San Emidio plant reported a net loss of $181,186 ($983,273 net loss in 2009), which represented 81.6% decrease in operating loss from the same period in 2009. Energy sales for the nine months ended December 31, 2010, were $1,837,769, which was a 47.3% increase from the same period in 2009. Energy production for the quarter ended December 31, 2010 was at the highest level (15.1% increase from the same period in 2009) since the plant’s acquisition. Energy production revenues were down slightly from the quarter ended September 30, 2010, due to the lower rates paid in the current quarter. During the months from June through September, the Company is paid a higher percentage of the higher “on peak” rate. For the nine months ended December 31, 2010, energy production was 30.0% higher than in the same period in 2009. Production increases were due to improvements made in 2009, as well as less down time. For the nine months ended December 31, 2010, repair and maintenance costs were $360,368, which was 72.2% lower than in the same period in 2009. In 2009, significant repair costs were incurred to install a new gear box, rebuild a pump and to retube an OEC condenser.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Nine Months Ended December 31,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,837,769	96.8	1,247,880	97.9	589,889	47.3
Energy credit sales	61,128	3.2	26,470	2.1	34,658	130.9
	1,898,897	100.0	1,274,350	100.0	624,547	49.0

Operating expenses:
General and administrative	275,429	14.5	271,773	21.3	(3,656)	(1.3)
Salaries and related costs	541,195	28.5	615,829	48.3	74,634	12.1
Operations:
Repairs and maintenance	106,552	5.6	466,920	36.7	360,368	77.2
Other	256,861	13.5	166,773	13.1	(90,088)	(54.0)
Rent and lease	22,477	1.2	71,155	5.6	48,678	68.4
Purchased utilities	41,586	2.2	49,998	3.9	8,412	16.8
Depreciation and amortization	835,983	44.0	615,174	48.3	(220,809)	(35.9)
	2,080,083	109.5	2,257,622	177.2	177,539	7.9

Net Loss	(181,186)	(9.5)	(983,272)	(77.2)	802,086	(81.6)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

	Three Months Ended December 31,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	629,867	94.4	463,286	100.0	166,581	36.0
Energy credit sales	37,243	5.6	-	-	37,243	-
	667,110	100.0	463,286	100.0	203,824	44.0

Operating expenses:
General and administrative	148,184	22.2	111,069	24.0	(37,115)	(33.4)
Salaries and related costs	176,910	26.5	227,022	49.0	50,112	22.1
Operations:
Repairs and maintenance	28,447	4.3	151,176	32.6	122,730	81.2
Other	90,877	13.6	45,941	9.9	(44,936)	(97.8)
Rent and lease	9,444	1.4	53,405	11.5	43,961	82.3
Purchased utilities	18,456	2.8	15,610	3.4	(2,846)	(18.2)
Depreciation and amortization	298,948	44.8	207,136	44.7	(91,812)	(44.3)
	771,265	115.6	811,359	(175.1)	40,094	4.9

Net Loss	(104,154)	(15.6)	(348,073)	(75.1)	243,918	70.1

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

Key quarterly production data is summarized as follows:

			Ave. Rate		Depreciation
	Kilowatt	Energy	per		&
	Hours x	Sales	Kilowatt-	Net Loss	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)

September 30, 2008	5,650	529,383	0.0937	(185,838)	195,046
December 31, 2008	4,097	317,256	0.0774	(146,859)	196,941
March 31, 2009	3,808	296,577	0.0779	(267,114)	201,711
June 30, 2009	2,851	243,752	0.0855	(589,082)	200,972
September 30, 2009	5,224	540,841	0.1035	(46,118)	207,066
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948

Gain on Investment in Subsidiary (Raft River Energy I, LLC)

The Company uses the hypothetical liquidation at book value method (“HLBV”) for allocating of Raft River Energy I, LLC’s (“RREI”) profits and losses. This method utilizes the specific terms outlined in the RREI’s operating agreement and other authoritative documents. These terms include cash disbursement terms, associated financial instruments, debt arrangements, and rights to specific revenue streams. The primary element of the profit and loss allocation from inception has been the amount of renewable energy credits earned.

Under the current conditions and terms of the agreement, energy credit sales are the primary factor in the Company’s profit and loss allocation formula. The Company’s gain from RREI of $222,018 for the nine months ended December 31, 2010, was consistent with the same period in 2009. This was primarily due to similar production levels which drive the energy credit earnings. The net loss for the nine months ended December 31, 2010, decreased $1,244,829 (63.3%) from the same period in 2009. The $1,965,997 loss for the nine months ended December 31, 2009 was a direct result of both planned and unplanned maintenance and repairs that lead to lower revenues and increased repair costs. The entire plant was shut down for planned maintenance from April 1, 2009 to April 13, 2009 (5 day maintenance shut down in 2010). Repair costs on a production pump exceeded $500,000. The plant production continues to remain relatively low due to the lap joint failure and other issues that reduce the volume of water provided to the plant. In the quarter ended December 31, 2010, production was 17,877,880 kilowatt hours, which was 8.8% lower than production levels in the same period in 2009. In addition to the lap joint failure, production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicates an impending pump failure. A repair program, which includes a well stimulation procedure, has been planned for a cost of $512,750. Remediation plans have been formulated to address noted issues.

The summarized statements of operations for RREI are as follows:

	Nine Months Ended December 31,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	2,961,000	89.9	3,084,611	89.3	(123,611)	(4.0)
Energy credit sales	332,217	10.1	369,305	10.7	(37,088)	(10.0)
	3,293,217	100.0	3,453,916	100.0	(160,699)	(4.7)

Operating expenses:
Operations	2,478,994	75.3	3,887,778	112.6	1,408,784	36.2
Depreciation and amortization	1,535,487	46.6	1,538,072	44.5	2,585	0.2
	4,014,481	121.9	5,425,850	157.1	1,411,369	26.0

Operating Loss	(721,264)	(21.9)	(1,971,934)	(57.1)	1,250,670	63.4

Other income	96	0.0	5,937	0.3	(5,841)	(98.4)

Net Loss	(721,268)	(21.9)	(1,965,997)	(56.8)	1,244,829	63.3

U.S. Geothermal Inc.’s Allocation of Net Loss	222,018		234,124		(12,106)	(0.5)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

	Three Months Ended December 31,
	2010		2009		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,135,062	90.9	1,218,372	90.1	(83,310)	(6.8)
Energy credit sales	113,090	9.1	133,644	9.9	(20,544)	(15.4)
	1,248,152	100.0	1,352,016	100.0	(103,864)	(7.7)

Operating expenses:
Operations	750,578	60.1	758,818	56.1	8,240	1.1
Depreciation and amortization	511,505	41.0	516,615	38.2	5,110	1.0
	1,262,083	101.1	1,275,433	94.3	13,350	1.0

Operating Loss	(13,931)	(1.1)	76,583	(5.7)	(90,514)	(118.2)

Other income	-	-	101	0.0	(101)	(100.0)

Net Loss	(13,931)	(1.1)	76,684	(5.7)	(90,615)	(118.2)

U.S. Geothermal Inc.’s Allocation of Net Loss	77,893		92,981		(15,088)	(16.2)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2009 to 2010.

Key quarterly production data is summarized as follows:

	Kilo-		Renewable	Net Income (Loss)
	watt	Energy	Energy		USG’s
	Hours x	Sales	Credit Sales	Totals	Portion
Quarter Ended:	1,000	($)	($)	($)	($)

June 27, 2008	22,125	1,127,069	142,979	(119,141)	97,463
September 26, 2008	21,153	1,408,357	154,018	(319,558)	103,077
December 26, 2008	24,342	1,625,010	168,350	426,339	120,425
March 27, 2009	22,927	1,355,582	158,606	(14,170)	109,296
June 30, 2009	15,479	848,176	109,873	(1,592,374)	58,831
September. 30, 2009	17,940	1,253,724	125,788	(450,307)	82,312
December 31, 2009	19,602	1,352,016	133,644	76,634	92,981
March 31, 2010	20,252	1,158,710	131,621	(102,333)	89,805
June 30, 2010	17,599	806,439	114,394	(584,204)	73,089
September 30, 2010	16,116	1,019,499	104,733	(123,032)	71,035
December 31, 2010	17,878	1,173,232	113,090	(13,931)	77,893

Professional and Management Fees

For the three months ended December 31, 2010, the Company incurred professional and management fees of $196,336, which was a decrease of $223,449 (53.2%) from the same period in 2009. In the three months ended December 31, 2009, the Company incurred legal costs that exceeded $127,500 for services primarily related to an SEC comment letter and a PIPE offering. In that same period, costs that exceeded $45,000 were incurred for accounting and consulting services related to the SEC comment letter and tax return preparation. The decrease in the current quarter largely offsets the higher levels of costs reported in the first quarter of 2010, related to legal and other professional fees needed to investigate the implications of potential business alternatives. For the nine months ended December 31, 2010, the Company incurred professional and management fees of $935,442, which was a decrease of $117,349 (11.1%) from the same period in 2009.

Salaries and Wages

For the nine months ended December 31, 2010, the Company reported $907,305 in salaries and related costs, which was consistent with the same period in 2009. The addition of two management and development employees and a general wage increase in the 2010 was partially offset by a higher percentage of salaries and related costs that were allocated to capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling and reservoir evaluation. At San Emidio, salary cost allocations have been made for efforts primarily related to the transmission line studies, the new power plant design, and on site construction for Phase I of the project.

Management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Nine Months Ended December 31,
	2010	2009	Variance
Company/Project	$	$	$	%

USG Nevada LLC (San Emidio Phase I Project)	256,762	64,493	192,269	298.1
USG Oregon LLC (Neal Hot Springs Project)	461,816	273,358	188,458	68.9
	718,578	337,851	380,727	112.7

% - represents the percentage of change from 2009 to 2010.

Stock Based Compensation

For the nine months ended December 31, 2010, the Company reported $874,297 in stock based compensation, which was a decrease of $420,135 (32.5%) from the same period in 2009. The variance was primarily due to the two factors of the delay in the issuance of the 2010 stock options and a lower average common share price. In prior years, the annual stock option grants were awarded in the first fiscal quarter of the year. In the current fiscal year, the option grant was made on September 10, 2010, which resulted in a decrease of approximately $238,000 in stock based compensation recognized in the nine months ended December 31, 2010 from the same period in 2009. For the nine months ended December 31, 2010, there was a decrease in average stock price by approximately 8.0% from the same period in 2009, which resulted in approximately $115,000 decrease reported stock compensation.

Travel and Promotional Costs

For the nine months ended December 31, 2010, the Company reported $313,653 in travel and promotional costs, which was an increase of $100,798 (47.4%) from the same period in 2009. In the third quarter ended December 31, 2010, travel and promotional costs increased $10,806 (13.1% increase) from the same period in 2009. The increases were primarily related to costs associated with two road shows in Europe and financial show sponsorships. Travel and sponsorship fees for two road shows in Europe amounted to over $78,000 for the nine months ended December 31, 2010 (approximately $49,900 in the quarter ended September 30, 2010). For the nine months ended December 31, 2010, sponsorship fees for two financial shows amounted to $38,221, which was an increase of $33,734 from the same period in 2009.

Off Balance Sheet Arrangements

As of December 31, 2010, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at December 31, 2010 are adequate to fund our general operating activities through December 31, 2011 including limited drilling at Neal Hot Springs and general development support activities at San Emidio. Additional funding will be needed to finance the expansion of production volumes at Raft River and the development of the San Emidio, Nevada and Neal Hot Springs, Oregon projects. In addition to government loans and grants discussed below, we anticipate that the additional funding may be raised through the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2011 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels. We are also pursuing available DOE loans and guarantees in order to reduce interest costs for any debt instruments the Company may require. At the current market price for the Company’s stock, we anticipate that additional funding of approximately $1 million will result from the exercise of current stock options or warrants in the near future.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At December 31, 2010, the Company held investments of $4,999,381 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk

The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At quarterly period ended December 31, 2010, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2010 and in our quarterly report on Form 10-Q for the quarter ended September 30, 2010. There have been no material changes in the risk factors during the quarter ended December 31, 2010.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 9, 2011	By: /s/ Daniel J. Kunz.
Daniel J. Kunz
President, Chief Executive Officer and Director

Date: February 9, 2011
By: /s/ Kerry D. Hawkley.
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit	Description
Number
3.1	Second Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on October 18, 2010)
10.1	Amended and Restated Change in Control Guaranty made and entered into as of October 13, 2010, by U.S. Geothermal Inc., in favor of Benham Constructors, LLC (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on November 8, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002