Form 10-K
period 2011-03-31
US GEOTHERMAL INC
filed 2011-06-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended March 31, 2011

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

[    ] Yes             [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[    ] Yes             [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

[ X ] Yes             [    ] No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes ; No The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 8, 2011: $71,264,303

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class of Equity	Shares Outstanding as of June 8, 2011
Common stock, par value $ 0.001 per share	84,838,456

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2011 Annual Meeting of Shareholders to be held on September 9, 2011 are incorporated by reference into Part III of this Form 10-K.

U.S. Geothermal Inc. and Subsidiaries

Form 10-K
INDEX

For the Year Ended March 31, 2011

U.S. Geothermal Inc. and Subsidiaries

Form 10-K
INDEX

For the Year Ended March 31, 2011

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

Development of Business

History

Geo-Idaho was formed as an Idaho corporation in February 2002 to conduct geothermal resource development. On March 5, 2002, Geo-Idaho entered into a letter agreement with the previous owner, pursuant to which Geo-Idaho agreed to acquire all of the real property, personal property and permits that comprised the owner’s interest in the Raft River project located in southeastern Idaho.

The Company and Geo-Idaho entered into a merger agreement on February 28, 2002, which was amended and restated on November 30, 2003, and closed on December 19, 2003. In accordance with the merger agreement, the Company acquired Geo-Idaho through the merger of Geo-Idaho with a subsidiary, EverGreen Power Inc., an Idaho corporation formed for that purpose. Geo-Idaho is the surviving corporation and the subsidiary through which the Company conducts operations. As part of this acquisition, we changed our name to U.S. Geothermal Inc. Because the former Geo-Idaho shareholders became the majority holders of the Company, the transaction is treated as a “reverse takeover” for accounting purposes.

We currently operate two power plants that include, Raft River Unit I in Idaho (through our joint venture with Raft River I Holdings, LLC, a subsidiary of Goldman Sachs) and a plant located in the San Emidio Desert in Nevada. We also have several other properties under development or exploration. Raft River Unit I (“RREI”) commenced commercial operations on January 3, 2008. Raft River Unit I is currently selling an annual average of 8 megawatts (“MWs”) of power to Idaho Power Company under a net 13 MW power purchase agreement (“PPA”) which expires in 2032. Management is currently evaluating alternatives to bring the RREI plant operations to its nameplate capacity of 13 MW.

In May 2008, we acquired the geothermal assets, including a 3.6 net MW nameplate generating capacity power plant, from Empire Geothermal Power LLC and Michael B. Stewart, located in Washoe County, Nevada for approximately $16.6 million which includes the Granite Creek geothermal and certain ground water rights. The plant currently generates an approximate average net output of 2.5 MWs, which is sold to Sierra Pacific Power Corporation. With the recent downturn in the economy we have been focusing our efforts on maximizing the available leverage to our existing equity investments and pursuing a development plan with lower risks by avoidance of exploration drilling of production wells. As a result we are planning a 35 MW development in three phases with the first phase a “repower” facility at San Emidio which will use the existing geothermal fluid feeding the existing plant to feed a new plant. The plant size is estimated to be 8.6 net MWs and currently is under construction and expected to be on line in late 2011. The second phase is a planned 8.6 net MW module similar to the first phase unit and is expected to be online in the second quarter of 2013. The second phase unit requires additional drilling for production and injection wells to support the plant and that work is underway and supported by a $3.77 million cost sharing exploration grant from the DOE. The third phase is anticipated to add 17.2 MW of power supplied from new production wells to be drilled but requires a significant transmission line upgrade. The third phase is planned to be on line late 2013.

On September 5, 2006, the Company announced the acquisition of property for a geothermal project at Neal Hot Springs, Oregon located in eastern Oregon near the Idaho border. The property is 8.5 square miles of geothermal energy and surface rights. On May 5, 2008, the Company announced that drilling had begun on the first full size production well (“NHS-1”) which was completed on May 23, 2009. In February 2009, the Company submitted an application for the project to the U.S. Department of Energy’s (“DOE”) Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. On May 26, 2009, the Company announced that it had been selected by DOE to enter into due diligence review on a project loan. Construction on a drill pad was completed in August 2009. In September 2009, the Company began drilling production well number 5 (“NHS-5”), which was substantially completed on October 15, 2009. Also, in September 2009, the Company began a temperature gradient well program to expand the knowledge of the entire geothermal resource. On December 14, 2009, the Company announced that its wholly owned subsidiary USG Oregon LLC has signed a 25-year power purchase agreement with Idaho Power Company that provides for the sale of up to 25 MWs. The PPA was approved by the Idaho PUC in May of 2010. The financial closing for the DOE loan guarantee took place in February 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 75% of the total project cost which is now estimated to be $129 million for the project. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at the 22 year treasury rate plus approximately 37 basis points when each advance is drawn. With a $13 million equity investment made by Enbridge Inc. to acquire a 20% interest, the project is 100 percent financed.

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

We have exploration and development properties located in:

  Raft River, Idaho;
  Neal Hot Springs, Oregon;
  San Emidio, Nevada;
  Gerlach, Nevada;
  Granite Creak, Nevada; and,
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
  Utilize Production Tax Credits, Investment Tax Credits and Other Incentives – Although geothermal power production can be cost competitive with fossil fuel power generating facilities without government subsidies in some cases, production tax credits (“PTC”) and Investment Tax Credits (“ITC”) available to geothermal power producers enhance the project economics and attract capital investment. For the Raft River Unit I project, we partnered with Goldman Sachs as a tax equity partner to fully utilize production tax credits available to the project. Our strategy going forward is to structure project ownership to be the primary beneficiary of project economics. Recent legislation enacted as part of the stimulus funding has provided an election to take 30% ITC in lieu of the PTC for certain qualified investments being initiated before the end of 2010 and being placed in service before the end of 2013. This ITC election may be available to us at our San Emidio and Neal Hot Springs projects.
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

Cash Requirements

We believe our cash and liquid investments at March 31, 2011 are adequate to fund our general operating activities through March 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2011 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels. We are also pursuing additional available DOE loans and guarantees in order to reduce interest costs for any debt instruments the Company may require.

On March 7, 2011, the Company closed a direct registered placement of 5,000,000 shares of Common Stock at a price of $1.00 per share for gross proceeds of $5 million. Each investor also received a Common Stock Purchase Warrant exercisable for 50% of number of shares of Common Stock purchased. Each Warrant will entitle the holder to purchase one additional share of Common Stock for $1.075 per share. The Warrants expire March 3, 2012. The issue included a placement agent fee of 112,000 Common Shares and 56,000 Warrants plus expenses of approximately $15,000. The securities were offered by the Company pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), which became effective on December 31, 2010. A prospectus supplement relating to the offering was filed with the SEC on February 28, 2010. After deducting for fees and expenses, the net proceeds were approximately $4.95 million. The net proceeds of the offering will be used for general working capital, including exploration, development and expansion of its geothermal properties

On February 24, 2011, the Company completed the financial closing with the U.S. Department of Energy (“DOE”) of a $96.8 -million loan guarantee to construct its planned 23-megawatt-net power plant at Neal Hot Springs in Eastern Oregon. Neal Hot Springs is the first geothermal project to complete a loan guarantee under DOE’s Title XVII loan guarantee program, which was created by the Energy Policy Act of 2005 to support the deployment of innovative clean energy technologies. The DOE loan guarantee will guarantee a loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 -million Federal Financing Bank loan represents 75% of total project cost. When combined with the previously announced equity investment by Enbridge Inc., the loan provides 100 percent of the anticipated capital remaining to fully construct the project.

In September 2010, USG Oregon LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note shall be considered to be an equity contribution to the Company’s subsidiary. The conversion occurs automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also provide for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note, will earn Enbridge a 20% direct ownership in the subsidiary. In the event of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $5 million would be contributed by Enbridge that would increase their direct ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5%.

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for a project loan. The project loan is expected to provide substantially all of the funding needed to construct an 8.6 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada. Construction costs are estimated to be approximately $32 million and expected to be completed in October 2011. The construction loan is planned to be repaid with long term financing from available sources such as the Section 1705 loan guarantee program from the U.S. Department of Energy.

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

Material Acquisitions/Development

Raft River, Idaho

Raft River Energy Unit I, located in southern Idaho, is a binary cycle geothermal power plant with 13 net megawatts of installed capacity. The power plant achieved commercial operation in January 2008.

Raft River Unit I operated at 98.4% availability and generated an average of 7.95 net megawatts during the fourth fiscal quarter. For the 2010 calendar year, the plant averaged 8.39 net megawatts of generation with 97.7% availability. The plant is operating at reduced output due to the continued loss of temperature from production well RRG-7 and the shutdown of production well RRG-2.

In early January 2009, production well RRG-7 underwent a temperature decline that has now reduced the inlet fluid temperature to the power plant by approximately 11.8 degrees Fahrenheit. Power generation has been reduced by an estimated 1.5 megawatts due to the lower fluid temperature entering the plant. It was determined that the cement in a lap joint (an overlap of well casing) had failed and washed out, thereby allowing lower temperature fluid to enter the wellbore. Production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicates an impending pump failure.

The project does not generate sufficient revenue to complete the repairs out of cash flow so the repairs must be completed by additional capital investment by the partners or some other infusion of capital. Until the repairs are completed, the plant output will continue at an estimated annual average of about 7.8 megawatts.

Subsequent to the end of the quarter, Raft River I Holdings consented to a repair plan for both RRG-2 and RRG-7. A Repair Services Agreement was executed between US Geothermal Services and Raft River Energy I LLC, whereby US Geothermal Services will provide up to $1.65 million in funding and manage the well repairs. The cost of the repairs will be repaid from project cash flow, and will be paid preferentially at a rate of 90% of increased cash created by the repairs. A fee of 12.75 percent of the actual repair cost incurred will be paid to USG Services. The outstanding balance of the repair cost will also earn USG Services interest income at the rate of 12.0 percent per-annum.

A pump rig was mobilized to the Raft River site on May 16 and began working on well RRG-2. If the repair program is completed successfully, the Company expects the annual average output of the plant to increase approximately 25% from a current level of approximately 8 megawatts annual average to approximately 10 megawatts. In addition to the well repairs, a flow stimulation technique called deflagration will be applied to wells RRG-2 and RRG-7 which may increase fluid flow from the known production zones. Deflagration has been used successfully in geothermal wells that contain productive zones that have been damaged by drilling mud or drill cuttings during drilling operations, with demonstrated increases in well permeability of up to 50 percent. If successful, additional power generation may be realized from the well stimulation program.

The $10.2 million DOE cost-shared thermal fracturing program continues on schedule. Eight solar powered seismic stations were installed in June and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010. It is now expected that a drill rig will be mobilized to set casing down to the geologic formation targeted for the thermal fracture test, and the first phase of cold water injection will commence during the 2nd calendar quarter of 2011.

San Emidio, Nevada

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. During the third fiscal quarter ended December 31, 2010, the San Emidio plant operated at 99.6% availability and generated an average of 2.63 net megawatts during the period.

The San Emidio expansion will take place in three phases. Phase I is a repower and Phases II and III will be the expansion. Phase I will utilize the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant now under construction and expected to be online in the fourth calendar quarter of 2011. The Phase I repower is anticipated to cost approximately $32 million. The Phase II expansion is anticipated to cost approximately $50 million. For Phases I and II, the Company has made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. Subsequent to the end of the period, the Company received a letter from the DOE stating that our application for a loan guarantee for Phases I and II has been put on hold. We are seeking clarification on this matter, however, we believe third-party financing will be available for Phases I and II even without the loan guarantee, although the interest rate on such financing may be higher without the loan guarantee.  Phase III is a further expansion planned a for 17.2 MW net utilizing two additional power modules similar to Phases I and II. The Phase I repower began construction in the third calendar quarter of 2010. The Phase II expansion is anticipated to begin construction in the second calendar quarter of 2010 with commercial operations commencing in the second calendar quarter of 2013. The Company expects to utilize Investment Tax Credits in connection with both the repower and the Phase II expansion. Both Phases I and II will require an amendment to the Sierra Pacific Power Purchase Agreement. Phase III is expected to follow construction of Phase II and be online by the fourth quarter of 2013. Both Phase II and Phase III are subject to successful development of additional production wells through exploration and drilling activities.

Phase I will utilize the existing production and injection wells with the installation a new, more efficient power plant. The existing, historic power plant will be placed on operational standby when the Phase I plant comes on line. As shown in the Project Development table below, the Phase I repower is anticipated to cost approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We believe 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

The Phase I power plant began construction in August of 2010, with final completion scheduled to occur at the end of October 2011. All major foundations have been placed, main brine line tie to the new plant site completed, transmission line from the new plant site to the existing line installed, and the fresh water line for the cooling tower installed. Subsequent to the end of the quarter, the chemical building has been constructed, the main transformer is installed, and the cooling tower is being erected. The bulk of the major components for the power plant are scheduled to start arriving in late June and early July.

Phase II began development in the second calendar quarter of 2010 with commercial operations anticipated to commence in the second calendar quarter of 2013. The Company expects that the project will be granted about $28 million in ITC cash grant in lieu of PTC in connection with approximately $82 million Phase I and Phase II megawatt development.

On June 1, 2011, a PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for 19.4 megawatts of electricity. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the PPA. The PPA is subject to signature by NV Energy and approval by the Public Utility Commission of Nevada.

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

The 45 megawatt study, which is directed toward the full build out of San Emidio with the addition of the 17.2 megawatt Phase III project, completed the second phase System Impact Study in April. A draft Interconnection Facilities Study, the third and final study, was received on November 22, 2010. The remainder of the 45 megawatt study has been put on hold pending further exploration of the project.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of Phase II of its San Emidio geothermal power project using advanced geophysical exploration techniques and drilling. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio will apply innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture factures that represent high-productivity geothermal drilling targets.

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

The results of the DOE exploration program have been finalized and submitted to the DOE for review. Drill sites have been selected, and permitting is underway for a targeted 3rd quarter start on the drilling program.

Neal Hot Springs, Oregon

Neal Hot Springs, located in Malheur County, Oregon, has been established as a commercial geothermal resource.

On February 26, 2009 U.S. Geothermal submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 75% of the total project cost which is now estimated to be $129 million for the project. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity. With the $18.8 million equity investment made by Enbridge Inc., the estimated project cost is 100 percent financed.

Notice to proceed was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. Detailed design and construction of the supercritical cycle power plant utilizing significantly improved technology is currently in progress. The new plant, which will consist of three separate power modules, is designed to deliver approximately 23 megawatt of power net to the grid. The first module is scheduled to begin commercial operations in December 2011 and the full plant is scheduled to be completed during the 4th quarter 2013.

A long term reservoir test was initiated on November 16, 2010 with two production wells flowing brine at an average of 1,800 to 2,000 gallons per minute. Two injection wells were operated in tandem with the production to dispose of the fluid and to provide additional reservoir data. The flowing portion of the test ran until December 20, 2010 when the production wells were shut in and injection was halted. For a following 30 days, temperature and pressure instruments were maintained in the wells until January 24, 2011 when they were pulled and data downloaded.

Geologic information, flow, temperature and pressure data from the production and T/G drilling programs and the long term reservoir test is being incorporated into the ongoing development of a numerical reservoir model of the Neal Hot Springs geothermal system. The reservoir model was completed on March 24, 2011 and the DOE independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir was able to sustain the production necessary for the planned 23 megawatt project from the existing four production wells. An injection plan was developed as part of the plan, and drilling operations resumed in April, 2011 to complete the injection well field for the project. A large diameter injection well, NHS-12 is being drilled on the western boundary of the geothermal field to an anticipated depth of 5,000 feet.

As part of the injection well program, a temperature gradient (“TG”) well was started on the south end of the resource area to help determine the limit where heat flow from the active geothermal reservoir extended. This extension of heat flow would be used to site a deep injection well. Subsequent to the end of the quarter, the TG well was completed to 3,020 feet deep and indicated a positive temperature gradient.

On November 3, 2010, USG Oregon LLC, had successfully drilled and tested NHS-2, the fourth large diameter production well at the Neal Hot Springs geothermal project located in eastern Oregon. The production well encountered the reservoir at 2,983 feet (979 meters). The well flowed under artesian pressure at a rate of 3,027 gallons per minute (“gpm”). The production temperature of the well is 287º F (142º C). USG Oregon LLC is owned 80% by U.S. Geothermal and 20% by Enbridge Inc. Subject to establishing reservoir pressure support by drilling additional injection wells, the four wells complete the total production wells needed for the 23 net MW project. Three existing production wells have previously been drilled and tested. Well NHS-1 intersected the reservoir at 2,287 feet (750 meters) and flows under artesian pressure at a rate of 2,315 gpm with a production temperature of 286.5º F (141º C). Well NHS-5 encountered the reservoir at 2,796 feet (917 meters) and flows at a rate of 1,500 gpm and with a production temperature of 286º F (141º C). NHS-8 intersected the reservoir at 3,604 feet (1,182 meters) and flows at a rate of 2,770 gpm with a production temperature of 287.5º F (142º C). Wells with a flowing temperature of 286º F (141º C) and a pumped flow rate of 2,000 to 3,000 gpm are considered very viable to substantiate commercial power generation.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Private right-of-ways for the transmission line have been acquired, the line route is surveyed and the final engineering design is complete. Idaho Power Company is responsible for the construction of the transmission line with the cost paid for by the project. A notice to proceed was issued to Idaho Power Company to commence procurement and construction of the transmission line on April 8, 2011.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

Gerlach Joint Venture

The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was re-drilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at a total depth of 1,070 feet. Temperature surveys and a short clean out flow test were conducted on the well.

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

An office and staff are located in Guatemala City and planning is underway to advance the project with initial work focused on negotiating necessary surface and access rights, a power sales agreement with the local utility company, strategic investors, and potential project lenders. Follow on work will include a detailed geophysical program, geologic mapping, sampling of hot springs, and to redrill one or two of the existing wells to test for deep, high temperature permeability. Discussions and planning are underway for the development of a power purchase agreement. Discussions are also taking place with several interested parties for the potential sale of a minority equity interest in the El Ciebillo project to a qualified local partner.

Projects in Operation
Project	Location	Ownership	Generating Capacity (megawatts)(1)	Power Purchaser	Contract Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (Existing)	Nevada	100%	3.6	Sierra Pacific Power Corp.	2017

(1)	Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 7.1 and 10.0 megawatts and output of the San Emidio plant is approximately 2.6 megawatts.

(2)	As part of the financing package for Unit I of the Raft River project, we have contributed $16.5 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project. Additional investment may be required for Unit I to operate at design capacity.

(3)	The repower below includes repairs to operating power plants.

Projects Under Development
Project	Location	Ownership	Target Development (Megawatts)	Projected Commercial Operation Date	Estimated Capital Required ($million)	Anticipated Power Purchaser
San Emidio Phase I (8.6 MW Repower)	Nevada	100%	5.0	December 2011	$32	NV Energy
San Emidio Phase II (Expansion)	Nevada	100%	8.6	2nd Quarter 2013	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	4th Quarter 2013	$100	TBD
Neal Hot Springs I	Oregon	JV(1)	23	3rd Quarter 2012	$129	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
Raft River I (Repower)	Idaho	JV(2)	3	TBD	$8	Idaho Power
Raft River (Unit II)	Idaho	100%	26	4th Quarter 2013	$134	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100%	32	2nd Quarter 2015	$166	TBD

(1)

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”) may provide up to $23.8 million in funds for the Neal Hot Springs geothermal project. After the planned debt conversion and additional contribution in April of 2011, Enbridge has contributed $18.8 million which they have received a 20% ownership interest in the project.

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

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
Property	Property Size (square miles)	Temperature (°F)	Resource Potential (Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	64.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	25.0(6)	TBD	Binary
El Ciebillo	38.6	410-446 (3)	TBD	TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts was provided by Geothermex.

(2)	Actual production temperatures for existing wells.

(3)	Probable reservoir temperature as measured with a geothermometer.

(4)	A estimate by Black Mountain of 44.0 megawatts.

(5)	A third party resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.

(6)	An estimate provided by Geothermex.

Employees

At March 31, 2011, the Company had 34 full-time and one part time employee (13 administrative and project development, and 24 field and plant operations). The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

The Company did not experience any labor disputes or labor stoppages during the current fiscal year.

Principal Products

The principal product is based upon activities related to the production of electrical power from the utilization of the Company’s geothermal resources. The primary product will be the direct sale of power generated by our interests in our geothermal power plants. Currently, our principal revenues consist of energy sales, energy credit sales, management fees and lease income. All power plants currently under exploration or development are sites located in the Western Region of the United States of America. The Company was granted a geothermal energy rights concession in the Republic of Guatemala located in Central America in April of 2010. Development options are currently being explored to determine how to maximize this opportunity.

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

The reservoir located in Raft River, Idaho is a proven geothermal resource, and has a 13 net MW capacity geothermal power plant in operation (Raft River Energy I LLC). San Emidio, Nevada is a proven geothermal resource, and has a 3.6 net MW capacity geothermal plant in operation. Based upon the tests of the completed wells and other studies, the reservoir in Neal Hot Springs Oregon has been established as a commercial geothermal resource. Unless major geological changes occur that impact the geothermal reservoirs, the condition of the existing resources is expected to remain consistent over time.

Significant Patents, Licenses, Permits, Etc.

Raft River. Five significant permits are in place for the Raft River project and are necessary for continued operations:

1.	Geothermal well permits for production and injection wells issued by the Idaho Department of Water Resources.

2.	A Conditional Use Permit for the first two power plants was issued by the Cassia County Planning and Zoning Commission on April 21, 2005.

3.	The Idaho Department of Environmental Quality issued the Air Quality Permit to Construct on May 26, 2006.

4.	A Wastewater Reuse Permit issued by the Idaho Department of Environmental Quality on February 23, 2007.

San Emidio. The San Emidio project has five significant permits in place necessary for continued operations:

1.	Geothermal well permits for production and injection wells issued by the Nevada Division of Minerals.

2.	A Special Use Permit issued by the Washoe County Board of Commissioners on July 1, 1987.

3.	An Air Quality Permit to Operate from Washoe County renewed on January 1, 2008.

4.	A Surface Discharge Permit from Nevada Division of Environmental Protection issued on June 11, 2001.

5.	An Underground Injection Permit from Nevada Division of Environmental Protection issued on August 18, 2000.

Neal Hot Springs. The Neal Hot Springs project has received all necessary permits for construction and operation of a 22 MW power plant.

Agency	Approval Status	Effective Date	Approval Number or Designation
ODEQ (Oregon Department of Environmental Quality) (Underground Injection Control Permit)	Approved	3/29/2010	13281-8
ODWR (Oregon Department of Water Resources) (Water Right)	Approved	3/13/2008	LL-1103
ODEQ (WPCF-1200 C; Storm Water Discharge Permit)	Approved	10/12/2010	ORR10-C818
US Fish and Wildlife Service (Endangered Species Act Consultation)	Completed	7/30/2009	13420-2009-TA- 0134
Bureau of Land Management (Drilling Permit)	Approved	12/07/2009	OR-66192
Bureau of Land Management (Right-of-Way)	Approved	1/12/2010	OR-65701
Bureau of Land Management (NEPA/Environmental Assessment)	Completed	9/14/2009	DOI-BLM-OR- V040-2009-030- EA
Oregon Department of Geology and Mineral Industries (Well Drilling Permits)	Approved	2/11/2008 through 10/7/2010	DOGAMI Well ID-184 through 193
Malheur County (Conditional Use Permit)	Approved	8/13/2009	10/21/2009
Malheur County (Road Crossing Permit)	Approved	3/5/2008	08-10
Idaho PUC Approval regarding the PPA	Approved	5/20/2010	Final Order #31087

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

Dependence on Few a Customers

Ultimately, the market for electrical power is vast; however, the numbers of entities that can physically, logistically and economically purchase the commodity in large quantities in our area of operations are limited. The Company’s primary revenues originate from energy sales and the sale of energy credits. Currently, the Company generates energy revenues from two sources and energy credits from two separate sources. Energy sales are collected from the Idaho Power Company (through the Company’s major subsidiary Raft River Energy Unit I) and Sierra Pacific Power Company. The Company expects to sell power to Idaho Power Company for energy produced at the Neal Hot Springs, Oregon plant. Energy credits are currently being sold to Holy Cross Energy and Barrick Goldstrike Mines Inc. Even at planned levels of operation, it is expected that the Company and its interests will have a small number of direct customers that may amount to less than 8 or 9 within the next 5 to 10 years.

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

The Company’s revenues for the three most recent fiscal years ended March 31, 2011, 2010 and 2009 were $3,253,545, $2,579,152, and $2,336,202; respectively. All of these revenues were attributable to customers in the Northwest of the United States.

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

On May 8, 2006, HTM submitted proposals to Idaho Power in response to their “Request for Proposal for Geothermal Power.” HTM was the preferred respondent and entered into power purchase contract negotiations with Idaho Power. The Raft River Unit I Geothermal Power Plant started up under a contract based on avoided costs which limited the output of the plant to 10 average MWs per month. Through subsequent contract negotiations, HTM reduced the long-term price of power to Idaho Power, and is now allowed to deliver as much power in any month as the plant is capable of producing, up to a maximum hourly output of approximately 16 MWs. The annual average output capacity is on the order of 13 MWs.

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

On June 1, 2011, the Company announced the signing of a 25 year power purchase agreement between its wholly owned subsidiary (USG Nevada LLC) and NV Energy for the purchase of an annual average of up to 19.9 net megawatts of energy produced from the San Emidio Geothermal Project located in Washoe County, Nevada. This agreement is still subject to approval by the PUC.

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

On July 29, 2006, U.S. Geothermal, Inc. signed a $4.6 million renewable energy credits purchase and sales agreement with Holy Cross Energy, a Colorado cooperative electric association. The agreement is capped at 87,600 RECs (10 MWs average over the year). Holy Cross Energy began purchasing the renewable energy credits associated with the Raft River Unit I power production on October 2007, and is expected to continue purchasing through 2017. Under the revised RRU1 agreement, Idaho Power keeps all RECs above 87,600 RECs per year. In addition, we retain 49% of the renewable energy credits associated with power production from Raft River Unit I after 2017 and Idaho Power retains the other 51%. We expect to receive a majority of the annual revenue from the ten-year renewable energy credits sales arrangement with Holy Cross Energy.

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

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of continued development of the Raft River (Idaho), San Emidio, Gerlach, Guatemala and Granite Creek Ranch (Nevada) projects. Also, the Company requires funds for other operating activities, and to finance the growth of our business, including the construction and commissioning of power generation facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

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

We may not be able to manage our growth due to the continuation of operations of the Raft River and San Emidio power plants and construction activities in Neal Hot Springs and San Emidio which could negatively impact our operations and financial condition. Significant growth in our operations will place demands on our operational, administrative and financial resources, and the increased scope of our operations will present challenges to us due to increased management time and resources required and our existing limited staff. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial and administrative functions of Raft River and San Emidio and other acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to manage the increased scope of operations, to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

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

If Federal lands or any Federal involvement are included in any geothermal development, requirements of the National Environmental Policy Act ("NEPA") will be triggered. Most of the geothermal resources in the United States are located in the western states, where the Federal Government often is the largest landowner. If a NEPA action is triggered, such as an Environmental Impact Statement or Environmental Assessment, a project delay of one to two years and a cost of $1,000,000 to $2,000,000 or more may be incurred while the environmental permitting process is completed. NEPA not only can impact the property where the geothermal resource is located, but includes the siting and construction of transmission lines. Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

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

Payments under our Raft River Unit I power purchase agreement may be reduced if we are unable to forecast our production adequately. Under the terms of our power purchase agreement for Raft River Unit I, and starting with the third year of operation (2011), if we do not deliver electricity output within 90% to 110% of our forecasted amount, which requires us to submit a forecast every three months, payments for the amount delivered will be reduced, possibly significantly. For example if the plant produces more than 110% of the power as forecasted then we would not receive any revenue for the amount over the forecast figure. If the plant produces less than 90% of the forecast amount for unexcused reasons, such as normal plant breakdowns and maintenance, then we may be subject to a reduced power price, depending on the prevailing power market conditions. The agreement moves the power price to the market price instead of contracted price. We currently expect to forecast 9 MWs of delivery on a 10-MW plant and the damages would then result if the actual delivery was only 8.1 MWs or less. All 8.1 MWs would be subject to a reduced price that is not possible to predict at this time. The total average revenue per MW hour is approximately $62.40 and the reduction in revenue could be perhaps 30 percent of that amount. As a risk mitigation element, we are not subject to this adjustment until year three of the contract and then we are able to submit a new forecast every three months thereby limiting this exposure.

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

The price of our common stock is volatile, which may cause investment losses for our shareholders. The market for our common stock is highly volatile, having ranged in the last fiscal year ended March 31, 2011, from a low of $0.74 CDN to a high of $1.38 CDN on the TSX Exchanges and from a low of $0.70 to a high of $1.36 on the NYSE Amex. The trading price of our common stock on the TSX Exchange and on the NYSE Amex is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

Neal Hot Springs, Oregon

Neal Hot Springs is a geothermal resource located in Eastern Oregon. The Company acquired the Neal Hot Springs geothermal energy and surface rights in September 2006. A geothermal power plant is currently under development.

On November 3, 2010, USG Oregon LLC, had successfully drilled and tested NHS-2, the fourth large diameter production well at the Neal Hot Springs geothermal project located in eastern Oregon. The production well encountered the reservoir at 2,983 feet (979 meters). The well flowed under artesian pressure at a rate of 3,027 gallons per minute (“gpm”). The production temperature of the well is 287º F (142º C). USG Oregon LLC is owned 80% by U.S. Geothermal and 20% by Enbridge Inc. Subject to establishing reservoir pressure support by drilling additional injection wells, the four wells complete the total production wells needed for the 23 net MW project. Three existing production wells have previously been drilled and tested. Well NHS-1 intersected the reservoir at 2,287 feet (750 meters) and flows under artesian pressure at a rate of 2,315 gpm with a production temperature of 286.5º F (141º C). Well NHS-5 encountered the reservoir at 2,796 feet (917 meters) and flows at a rate of 1,500 gpm and with a production temperature of 286º F (141º C). NHS-8 intersected the reservoir at 3,604 feet (1,182 meters) and flows at a rate of 2,770 gpm with a production temperature of 287.5º F (142º C). Wells with a flowing temperature of 286º F (141º C) and a pumped flow rate of 2,000 to 3,000 gpm are considered very viable to substantiate commercial power generation.

The Company has been issued permits for drilling up to 15 temperature gradient drill holes and all necessary geothermal wells. Successful geothermal resource delineation has continued with the development of a three additional geothermal production wells (NHS-2,5,&8) located north and south of NHS-1 and temperature gradient well 21 which intersected additional geothermal resource south of NHS-1.

A thirty (30) day flow test was conducted in December 2010 and January 2011 to measure reservoir characteristics and evaluate the productivity of the geothermal resource. The results of the flow test were evaluated by Richard Holt, Geothermex and engineers with the U.S. Department of Energy. As a result, the Company has been issued our reservoir certificates and the project is proceeding with support from the DOE’s loan guarantee.

The project is projected to deliver power in the 3rd quarter of 2012.

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

Year 1	$15,000
Year 2	$25,000
Year 3+	$30,000

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

The Company’s wholly owned subsidiary, USG Nevada LLC, has entered into agreements with Science Applications International Corporation (“SAIC”), a FORTUNE 500® scientific, engineering, and technology applications company, for a project loan and an engineering, procurement and construction contract for a geothermal power plant for Phase I of the San Emidio project in northwest Nevada. The work will be executed by SAIC’s design-build subsidiary, The Benham Companies, LLC.

The San Emidio expansion will take place in three phases. Phase I is a repower and Phases II and III will be expansions. Phase I will utilize the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant now under construction and expected to be online in the fourth quarter of 2011. The Phase I repower is anticipated to cost approximately $32 million. The Phase II expansion is anticipated to cost approximately $50 million. For Phases I and II, the Company has made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. Phase III is a further expansion planned a for 17.2 MW net utilizing two additional power modules similar to Phases I and II. Phase II began development in the second calendar quarter of 2010 with commercial operations anticipated to commence in the first calendar quarter of 2013. The Company expects to be granted about $28 million in ITC cash grant in lieu of PTC in connection with approximately $82 million Phase I and Phase II megawatt development.

Subsequent to the end of the quarter, a PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for 19.4 megawatts of electricity. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the PPA. The Company also received a letter from the DOE stating that our application for a loan guarantee for Phases I and II has been put on hold. We are seeking clarification as to what this means and why our application was treated this way.

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

The BLM lease contracts require royalty payments for the use of geothermal resources. The rate is based upon 10% of the value of the resource at the well head. The amounts are calculated according to a formula established by the Minerals Management Service.

The Company received BLM approval and designation of a Geothermal Unit and a “Participating Area”. The geothermal unit allows USG to hold all geothermal resources within the valley without the risk of lease expiration and allows exploration and development costs to be apportioned between and for the benefit of maintaining all the geothermal leases within the Unit. The first designated participating area encompasses the currently operated southern production zone. Royalties will be portioned to the mineral owners on a percentage of ownership within the participating area. The Unit Area and the Participating Area are key components for long term lease retention and resource development.

Gerlach, Nevada

In May 2008, the Company entered into a joint venture agreement with Gerlach Green Energy LLC of Nevada to form a limited liability company named Gerlach Geothermal LLC. The joint venture owns geothermal rights for 3,615 acres (5.6 square miles) located in northwestern Nevada near the town of Gerlach. The target of the joint venture is the exploration of the regional Gerlach geothermal system. The joint venture is located near the Company’s Granite Creek leases that were recently acquired as part of the San Emidio geothermal power plant acquisition. The Company received BLM approval and designation of a Geothermal Unit. The geothermal unit allows the Company to hold all geothermal resources within the valley without the risk of lease expiration and allows exploration and development costs to be apportioned between and for the benefit of maintaining all the geothermal leases within the Unit. The first designated participating area will be established after the geothermal resource has been delineated and a production strategy is implemented. The Unit Area and the Participating Area are key components for long term lease retention and resource development.

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

Republic of Guatemala

In the prior fiscal year, the Company successfully acquired a geothermal concession in the Republic of Guatemala. The concession consists of 24,710 acres (100 square kilometers) and is located 14 miles southwest of Guatemala City, the capital. Nine wells with depths ranging from 560 to 2,000 feet (170 to 610 meters) were drilled in the El Ceibillo resource area within the concession area during the l990s. Six of the wells have measured reservoir temperatures in the range of 365 to 400°F (185 to 204°C). Fluid sample analysis and the mineralogy associated with drill cuttings suggest the existence of a deeper, higher permeability reservoir with temperature potential of 410 to 446°F (210 to 230°C).

Boise Administration Office, Idaho

The Company entered into a 1 year lease contract effective January 31, 2011 through January 31, 2012, for general office space for an executive office located in Boise, Idaho. The contract allows the Company two annual renewal options. The lease payments are due in monthly installments of $6,160 per month.

Item 3. Legal Proceedings

As of May 31, 2011, management is not aware of any material current or pending legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

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

The following sets forth information relating to the trading of our common stock from April 1, 2009.

Bid Prices on the Over-The-Counter Bulletin and NYSE Amex

Fiscal Year Ended March 31, 2010	High	Low
First Quarter	1.93	0.74
Second Quarter	1.75	1.14
Third Quarter	1.70	1.44
Fourth Quarter	1.61	0.91

Fiscal Year Ended March 31, 2011
First Quarter	1.07	0.70
Second Quarter	0.90	0.71
Third Quarter	1.36	0.80
Fourth Quarter	1.35	0.95

TSX and TSX Venture Exchange

The Company’s common shares began trading on the Toronto Stock Exchange (“TSX”) on October 1, 2007, under the symbol “GTH.” Prior to trading on the TSX, the Company’s common shares were traded on the TSX Venture Exchange through September 28, 2007 under the same symbol. TSX is the senior equity market in Canada. TSX Venture Exchange is a segment of the Toronto Stock Exchange Group that provides the global financial community with access to Canada's equity capital and energy markets. The following sets forth information relating to the trading on the TSX Exchange:

Sales Prices on the TSX Exchange (CDN$)

Fiscal Year Ended March 31, 2010	High	Low
First Quarter	2.16	0.93
Second Quarter	1.87	1.34
Third Quarter	1.81	1.52
Fourth Quarter	1.69	0.93

Fiscal Year Ended March 31, 2011
First Quarter	1.07	0.75
Second Quarter	0.94	0.74
Third Quarter	1.38	0.82
Fourth Quarter	1.28	0.94

As of May 31, 2011, we had approximately 20,100 stockholders of record.

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

Item 6. Selected Financial Data

	For the Fiscal Years Ended March 31,
	2011	2010	2009	2008	2007
Operating Revenues	$3,253,545	$2,579,152	$2,336,202 $	190,721	$90,206
Operating Expenses	7,270,395	8,562,345	7,660,868	4,568,871	3,138,169
Loss from Continuing Operations	(4,039,350)	(5,983,193)	(5,324,666)	(4,378,150)	(1,942,884)
Loss per share from Continuing Operations	(0.05)	(0.09)	(0.08)	(0.06)	(0.04)
Cash dividends declared and paid per common share	0	0	0	0	0

	As of March 31,
	2011	2010	2009	2008	2007
Total Assets	$85,322,968	$65,727,861	$52,451,343	$40,366,933	$22,673,340
Total Long-term Obligations (1)	18,326,802	2,080,859	1,972,200	1,975,672	2,533,858

(1)

Long-term obligations represent the stock compensation payable, a convertible loan, construction loan and a capital lease obligation. The stock compensation liability is the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk.

	Loss per share from Continuing Operations	Operating Revenues	Gross Profit	Loss from Operations	Net Loss from Continued Operations
Fiscal Year Ended March 31, 2008
1st Quarter	$(0.01)	$0	$0	$(694,622)	$(410,536)
2nd Quarter	(0.02)	0	0	(1,374,285)	(1,042,678)
3rd Quarter	(0.01)	0	0	(1,103,192)	(806,494)
4th Quarter	(0.02)	190,721	190,721	(1,206,051)	(1,054,765)
Fiscal Year Ended March 31, 2009
1st Quarter	(0.02)	480,915	480,915	(1,774,518)	(1,717,061)
2nd Quarter	(0.03)	743,706	743,706	(1,406,431)	(1,356,084)
3rd Quarter	(0.01)	575,886	575,886	(899,643)	(874,186)
4th Quarter	(0.02)	535,695	535,695	(1,244,074)	(1,240,423)
Fiscal Year Ended March 31, 2010
1st Quarter	(0.04)	335,736	335,736	(2,441,672)	(2,411,566)
2nd Quarter	(0.02)	734,622	734,622	(1,156,554)	(1,122,525)
3rd Quarter	(0.02)	731,315	731,315	(1,449,421)	(1,394,009)
4th Quarter	(0.01)	777,479	777,479	(935,546)	(910,750)
Fiscal Year Ended March 31, 2011
1st Quarter	(0.02)	752,247	752,247	(1,491,924)	(1,474,560)
2nd Quarter	(0.01)	838,688	838,688	(1,003,950)	(966,691)
3rd Quarter	(0.01)	852,515	852,515	(843,584)	(825,194)
4th Quarter	(0.01)	810,095	810,095	(677,392)	(665,471)

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

For the quarter ended March 31, 2011, the Company was focused on:

1)	Finalizing the reservoir model for the Neal Hot Springs reservoir and planning the 2011 drilling program;
2)	Negotiating a new PPA for San Emidio;
3)	Constructing the new San Emidio Unit 1 power plant in Nevada;
4)	Closing the Department of Energy Loan Guarantee for the Neal Hot Springs project;
5)	Completing the first phase of the DOE Innovative Exploration program and planning a drill program for the expansion of the San Emidio project;
6)	Negotiating partnership terms for San Emidio Phases I and II and discussing development funding for Phase III;
7)	Optimizing the operations of the existing San Emidio power plant in Nevada;
8)	Optimizing the operation of the well field at the Raft River project in Idaho (“Raft River Unit I”;
9)	Conducting negotiations for PPA and equity partners at the El Ciebello project in Guatemala; and
10)	The evaluation of potential new geothermal project acquisitions.

Raft River, Idaho

Raft River Energy Unit I is located in Idaho and has a 13 MW capacity geothermal power plant in operation.

Raft River Unit II is anticipated to cost approximately $134 million and Raft River Unit III is anticipated to cost approximately $166 million, up to 75% of which we believe may be funded by loans, with the remainder funded through equity financing. Provided funding is available, Raft River Unit II is anticipated to begin construction in the fourth calendar quarter of 2011 with commercial operations commencing in the fourth calendar quarter of 2013 or the first calendar quarter of 2014. Raft River Unit III is anticipated to begin construction in the first calendar quarter of 2014 with commercial operations commencing in the second calendar quarter of 2015.

Neal Hot Springs, Oregon

Neal Hot Springs is located in Malheur County, Oregon and has been established as a commercial geothermal resource.

On February 26, 2009 U.S. Geothermal submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 75% of the total project cost which is now estimated to be $129 million for the project. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity. With the $18.8 million equity investment made by Enbridge Inc., the project is 100 percent financed.

Notice to proceed was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. Detailed design and construction of the supercritical cycle power plant utilizing significantly improved technology is currently in progress. The new plant, which will consist of three separate power modules, is designed to deliver approximately 23 megawatt of power net to the grid. The first module is scheduled to begin commercial operations during the second calendar quarter of 2012 and the full plant is scheduled to be complete during the 3rd quarter 2012.

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

Geologic information, flow, temperature and pressure data from the production and T/G drilling programs and the long term reservoir test is being incorporated into the ongoing development of a numerical reservoir model of the Neal Hot Springs geothermal system. The reservoir model was completed on March 24, 2011 and the DOE independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir was able to sustain the production necessary for the planned 23 megawatt project from the existing four production wells. An injection plan was developed as part of the plan, and drilling operations resumed on April xx, 2011 to complete the injection well field for the project. A large diameter injection well, NHS-12 is being drilled on the western boundary of the geothermal field to an anticipated depth of 5,000 feet.

As part of the injection well program, a temperature gradient (“TG”) well was started on the south end of the resource area to help determine the limit where heat flow from the active geothermal reservoir extended. This extension of heat flow would be used to site a deep injection well. Subsequent to the end of the quarter, the TG well was completed to 3,020 feet deep and indicated a positive temperature gradient.

On November 3, 2010, USG Oregon LLC, had successfully drilled and tested NHS-2, the fourth large diameter production well at the Neal Hot Springs geothermal project located in eastern Oregon. The production well encountered the reservoir at 2,983 feet (979 meters). The well flowed under artesian pressure at a rate of 3,027 gallons per minute (“gpm”). The production temperature of the well is 287º F (142º C). USG Oregon LLC is owned 80% by U.S. Geothermal and 20% by Enbridge Inc. Subject to establishing reservoir pressure support by drilling additional injection wells, the four wells complete the total production wells needed for the 23 net MW project. Three existing production wells have previously been drilled and tested. Well NHS-1 intersected the reservoir at 2,287 feet (750 meters) and flows under artesian pressure at a rate of 2,315 gpm with a production temperature of 286.5º F (141º C). Well NHS-5 encountered the reservoir at 2,796 feet (917 meters) and flows at a rate of 1,500 gpm and with a production temperature of 286º F (141º C). NHS-8 intersected the reservoir at 3,604 feet (1,182 meters) and flows at a rate of 2,770 gpm with a production temperature of 287.5º F (142º C).

Wells with a flowing temperature of 286º F (141º C) and a pumped flow rate of 2,000 to 3,000 gpm are considered very viable to substantiate commercial power generation.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Private right-of-ways for the transmission line have been acquired, the line route is surveyed and the final engineering design is complete. Idaho Power Company is responsible for the construction of the transmission line with the cost paid for by the project. A notice to proceed was issued to Idaho Power Company to commence procurement and construction of the transmission line on April 8, 2011.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio, Nevada

The San Emidio expansion will take place in three phases. Phase I is a repower and Phases II and III will be the expansion. Phase I will utilize the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant now under construction and expected to be online in the fourth quarter of 2011. The Phase I repower is anticipated to cost approximately $32 million. The Phase II expansion is anticipated to cost approximately $50 million. For Phases I and II, the Company has made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. Phase III is a further expansion planned a for 17.2 MW net utilizing two additional power modules similar to Phases I and II. The Phase I repower began construction in the third calendar quarter of 2010. The Phase II expansion is anticipated to begin construction in the second calendar quarter of 2010 with commercial operations commencing in the second calendar quarter of 2013. The Company expects to utilize Investment Tax Credits in connection with both the repower and the Phase II expansion. Both Phases I and II will require an amendment to the Sierra Pacific Power Purchase Agreement. Phase III is expected to follow construction of Phase II and be online by the fourth quarter of 2013. Both Phase II and Phase III are subject to successful development of additional production wells through exploration and drilling activities. Subsequent to the end of the quarter, the Company received a letter from the DOE stating that our application for a loan guarantee for Phases I and II has been put on hold. We are seeking clarification as to what this means and why our application was treated this way.

Phase I will utilize the existing production and injection wells with installation of a new, more efficient power plant. The existing, historic power plant will be placed on operational standby when the Phase I plant comes on line. As shown in the Project Development table above, the Phase I repower is anticipated to cost approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We expect 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

The Phase I power plant began construction in August of 2010, with final completion scheduled to occur at the end of October 2011. All major foundations have been placed, main brine line tie to the new plant site completed, transmission line from the new plant site to the existing line installed, and the fresh water line for the cooling tower installed. Subsequent to the end of the quarter, the chemical building has been constructed, the main transformer is installed, and the cooling tower is being erected. The bulk of the major components for the power plant are scheduled to start arriving in late June and early July.

Phase II began development in the second calendar quarter of 2010 with commercial operations anticipated to commence in the second calendar quarter of 2013. The Company expects that the project will be granted about $28 million in ITC cash grant in lieu of PTC in connection with approximately $82 million Phase I and Phase II megawatt development.

On June 1, 2011, a PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for 19.4 megawatts of electricity. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the PPA. The PPA is subject to signature by NV Energy and approval by the Public Utility Commission of Nevada.

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

The 45 megawatt study, which is directed toward the full build out of San Emidio with the addition of the 17.2 megawatt Phase III project, completed the second phase System Impact Study in April. A draft Interconnection Facilities Study, the third and final study, was received on November 22, 2010. The remainder of the 45 megawatt study has been put on hold pending further exploration of the project.

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

The results of the DOE exploration program have been finalized and submitted to the DOE for review. Drill sites have been selected, and permitting is underway for a targeted 3rd quarter start on the drilling program.

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

An office and staff are located in Guatemala City and planning is underway to advance the project with initial work focused on negotiating necessary surface and access rights, a power sales agreement with the local utility company, strategic investors, and potential project lenders. Follow up work will include a detailed geophysical program, geologic mapping, sampling of hot springs, and to redrill one or two of the existing wells to test for deep, high temperature permeability. Discussions and planning are underway for the development of a power purchase agreement. Also, discussions are taking place with several interested parties for the potential sale of a minority equity interest in the El Ciebillo project to a qualified local partner.

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

A summary of projects under development is as follows:

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Anticipated
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
San Emidio Phase I (8.6 MW Repower)	Nevada	100%	5.0	December 2011	$32	NV Energy
San Emidio Phase II (Expansion)	Nevada	100%	8.6	2nd Quarter 2013	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	4th Quarter 2013	$100	TBD
Neal Hot Springs I	Oregon	JV	23	3rd Quarter 2012	$129	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
Raft River I (Repower)	Idaho	JV	3	TBD	$8	Idaho Power
Raft River (Unit II)	Idaho	100%	26	4th Quarter 2013	$134	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100%	32	2nd Quarter 2015	$166	TBD

Factors Affecting Our Results of Operations

Although other factors may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following factors.

Raft River Energy I LLC

Raft River Unit I operated at 98.4% availability and generated an average of 7.95 net megawatts during the fourth fiscal quarter. For the 2010 calendar year, the plant averaged 8.39 net megawatts of generation with 97.7% availability. The plant is operating at reduced output due to the continued loss of temperature from production well RRG-7 and the shutdown of production well RRG-2.

In early January 2009, production well RRG-7 underwent a temperature decline that has now reduced the inlet fluid temperature to the power plant by approximately 11.8 degrees Fahrenheit. Power generation has been reduced by an estimated 1.5 megawatts due to the lower fluid temperature entering the plant. It was determined that the cement in a lap joint (an overlap of well casing) had failed and washed out, thereby allowing lower temperature fluid to enter the wellbore. Production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicates an impending pump failure.

The project does not generate sufficient revenue to complete the repairs out of cash flow so the repairs must be completed by additional capital investment by the partners or some other infusion of capital. Until the repairs are completed, the plant output will continue at an estimated annual average of about 7.8 megawatts. Plans for repair of both RRG-7 and RRG-2 are under a continuing discussion with Raft River I Holdings, a wholly owned subsidiary of Goldman Sachs Group Inc and the majority joint venture partner for Raft River Unit I.

On May 17, 2011, Raft River I Holdings, LLC finally consented to a repair plan for both RRG-2 and RRG-7. A Repair Services Agreement was executed between US Geothermal Services and Raft River Energy I LLC, whereby US Geothermal Services will provide up to $1.65 million in funding and manage the well repairs. The cost of the repairs will be repaid from project cash flow, and will be paid preferentially at a rate of 90% of increased cash created by the repairs. A fee of 12.75 percent of the actual repair cost incurred will be paid to USG Services. The outstanding balance of the repair cost will also earn USG Services interest income at the rate of 12.0 percent per-annum.

The $10.2 million DOE cost-shared thermal fracturing program continues on schedule. The Company’s contributions are made in-kind by the use of the RRG-9 well, well field data, and monitoring support totaling $228,089. Eight solar powered seismic stations were installed in June and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010. It is now expected that a drill rig will be mobilized to set casing down to the geologic formation targeted for the thermal fracture test, and the first phase of cold water injection will commence during the 2nd quarter of 2011.

Raft River Operating Agreement

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venturer tax partner allowed us to share the risks of ownership and monetize valuable tax credits and benefits. The joint venture partner structure allowed the project to monetize production tax credits which would not otherwise have been available to us. When Unit I operates at full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for each of the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred. See Note 5 “Investment in Subsidiaries” in the financial statements for detail of cash payments from RREI.

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

San Emidio, Nevada

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under an existing power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use), and four injection wells (three wells in use). A cooling tower was added in 1998 to improve summer peak power generation. During the third fiscal quarter ended December 31, 2010, the San Emidio plant operated at 99.6% availability and generated an average of 2.63 net megawatts during the period.

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

Power generated by San Emidio is sold to Sierra Pacific Power Corp. (NV Energy) pursuant to a 30 year PURPA PPA that terminates in December 2017. The PPA includes energy and capacity payment components, as well as peak and off-peak rates. Contract prices are adjusted annually on March 1 based upon the Handy-Whitman price index, total steam production plant category, as specified by Nevada Public Utility Commission standards for PURPA contracts. On May 31, 2011, we entered into a new power purchase agreement (“PPA”) with NV Energy. The PPA contemplates the purchase by NV Energy of an annual average of up to 19.9 net megawatts from the San Emidio Geothermal Project located in Washoe County, Nevada. The 25-year PPA anticipates the development of two electric power generation units at San Emidio. The PPA is subject to the Public Utilities Commission of Nevada (“PUCN”) approval and is expected to be submitted to the PUCN by NV Energy within 100 days of the announcement. USG Nevada LLC is currently investigating remedies for certain existing constraints related to transmission that may limit the total output of the project to 16 net megawatts. The base contract price is subject to adjustment annually based upon a fixed annual escalator. Upon PUCN approval, the PPA will replace the current 30 year Power Purchase Agreement that was scheduled to terminate in December 2017 with Sierra Pacific Power Corp. (NV Energy).

The power purchase agreement (“PPA”) for the Neal Hot Springs project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per MW-hour and escalates at a variable percentage annually. Idaho Power Company submitted the PPA to the Idaho Public Utilities Commission (“IPUC”) on December 28, 2009. Subsequent to the end of the year, the PPA was approved by the IPUC on May 20, 2010.

Results of Operations

San Emidio, Nevada Plant Operations

Summarized statements of operations for the San Emidio power plant are as follows:

	Years Ended March 31,
	2011		2010		2009*
	$	%	$	%	$	%
Operating revenues:
Energy sales	2,438,471	96.8	1,743,984	97.1	1,416,852	97.8
Energy credit sales	79,569	3.2	51,695	2.9	32,437	2.2
	2,518,040	100.0	1,795,679	100.0	1,449,289	100.00

Operating expenses:
General and administrative	343,512	13.6	349,422	19.5	282,176	19.5
Salaries and related costs	722,901	28.7	819,182	45.6	579,009	40.0
Operations:
Repairs and maintenance	117,759	4.7	596,516	33.2	200,106	13.8
Other	359,598	14.3	210,838	11.7	308,867	21.3
Rent and lease	27,154	1.1	78,683	4.4	45,442	3.1
Purchased utilities	54,391	2.2	65,543	3.7	126,179	8.7
Depreciation and amortization	1,134,993	45.1	822,365	45.7	723,498	49.9
	2,760,308	109.7	2,942,549	163.8	2,265,277	156.3

Net Operating Loss	(242,268)	(9.7)	(1,146,870)	(63.8)	(815,988)	(56.3)
Interest income	1,561	0.1	-	-	-	-

Net Loss	(240,707)	(9.6)	(1,146,870)	(63.8)	(815,988)	(56.3)

* - represents eleven months of operations.
% - represents the percentage of total operating revenues.

Effective May 1, 2008, the Company purchased geothermal rights and a geothermal power plant located in the San Emidio Desert of North Western Nevada. The primary objective of the acquisition was to secure water rights for future development. While the plant was expected to produce positive cash flows, the plant was not expected to generate significant operating profits. The plant has produced positive cash flows for nine out of the last eleven quarters of full operations.

For the year ended March 31, 2011, energy sales totaled $2,438,471, an increase of $694,487 (39.8%) over same period ended in 2010 and an increase $1,021,619 (72.1%) from the same period ended in 2009. The increase was due to higher production levels and contracted rate increases. Significant improvements and repairs were made to the plant primarily in 2008 and 2009, which resulted in less downtime and increased plant efficiency. For the year ended March 31, 2011, the plant sold 22,303,021 kilowatt hours of energy (monthly average 1,858,585 kilowatt hours) which was an increase of 4,521,997 kilowatt hours from the same period ended in 2009 (monthly average 1,481,754). See quarterly production levels in the table below that details select financial information. For the fiscal year ended March 31, 2011, the average rate per kilowatt hour was $0.1093, which was an increase of 11.4% and 26.2% from the same periods ended 2010 and 2009; respectively. The plant is paid for energy production according to the terms of the PPA which are based on an energy plus capacity payment. Rates are adjusted annually (September 1 to September 1) with the energy price component based upon the producer price index for coal and the capacity price component based upon the Handy-Whitman Total Steam Production Plant Index. Premium rates are paid during the months June through September. The contracted rates per kilowatt hour for the San Emidio power plant are summarized as follows:

Rate Periods Ended	Premium Rates		Non-Premium Rates
September 1,	High	Low	High	Low

2008-09	0.1182	0.0757	0.1037	0.0616
2009-10	0.1418	0.0963	0.1274	0.0789
2010-11	0.1500	0.1035	0.1356	0.0849

During the fiscal year ended March 31, 2010, repair and maintenance costs totaled $596,516 which was $478,757 (406.6%) and $396,410 (198.1%) higher than the same periods ended 2011 and 2009; respectively. In 2010, the Company’s notable repairs were made to: electrical breakers and system controls, the pentane storage and transfer system, gear boxes and drive shafts on all cooling tower fans, condenser tubes, turbine gaskets, the OEC oil cooler water pipelines, and production pumps. Repair costs in 2011 are considered to be at normal levels. Also, repair costs are being kept to a minimum since the plant is scheduled to be replaced in October 2011.

Select financial information by quarter is as follows:

			Ave. Rate		Depreciation
	Kilowatt	Energy	per		&
	Hours x	Sales	Kilowatt-	Net Loss	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)

September 30, 2008	5,650	529,383	0.0937	(185,838)	195,046
December 31, 2008	4,097	317,256	0.0774	(146,859)	196,941
March 31, 2009	3,808	296,577	0.0779	(267,114)	201,711
June 30, 2009	2,851	243,752	0.0855	(589,082)	200,972
September 30, 2009	5,224	540,841	0.1035	(46,118)	207,066
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(75,065)	238,087
September 30, 2010	5,260	636,256	0.1210	(405)	298,948
December 31, 2010	5,938	629,868	0.1061	(104,155)	298,948
March 31, 2011	6,168	600,702	0.0974	(61,083)	299,010

Gain on Investment in Subsidiary (Raft River Energy I LLC)

The Company uses the hypothetical liquidation at book value method (“HLBV”) for allocating of Raft River Energy I LLC’s (“RREI”) profits and losses. This method utilizes the specific terms outlined in the RREI’s operating agreement or other authoritative documents. These terms include cash disbursement terms, associated financial instruments, debt arrangements, and rights to specific revenue streams. The primary element of the profit and loss allocation from inception has been the amount of renewable energy credits earned.

The Company’s gain from RREI of $288,612 for the fiscal year ended March 31, 2011, decreased $35,317 (10.9%) from same fiscal period ended in 2010, and decreased $251,203 (46.5%) from the same period ended 2009. This was primarily due to energy production levels decreases. Energy production for the fiscal years ended March 31, 2011, 2010, and 2009 totaled 68,490,568, 73,272,800 and 90,547,326 kilowatt hours; respectively. While the plant continues to function according to expectations, the volume and temperature of the geothermal water being delivered to the plant has been trending downward since 2009. This is due to the lap joint failure that began in January 2009 and the shut down of production well RRG-2 on June 10, 2010. An agreement between the partners has been reached, in principal, on the financing of the repairs. A repair program for the pump in RRG-2 (estimated $599,583) and lap joint in RRG-7 (estimated $994,017) began in May of 2011.

Summarized unaudited (based on different fiscal year-end than RREI Financial Statements included in Exhibit 13.2) statements of operations for RREI are as follows:

	Years Ended March 31,
	2011		2010		2009
	$	%	$	%	$	%
Operating revenues:
Energy sales	3,837,278	89.8	4,111,702	89.1	4,891,047	88.7
Energy credit sales	433,599	10.2	500,925	10.9	623,956	11.3
	4,270,877	100.0	4,612,627	100.0	5,515,003	100.0

Operating expenses:
Operations	3,278,306	76.8	4,837,123	104.9	3,666,551	66.5
Depreciation and amortization	2,049,787	48.0	2,049,822	44.4	1,951,533	35.4
	5,328,093	124.8	6,886,945	149.3	5,618,084	101.9

Operating Loss	(1,057,216)	(24.8)	(2,274,318)	(49.3)	(190,544)	(1.9)

Other income	97	0.0	5,988	0.1	76,558	1.4

Net Loss	(1,057,119)	(24.8)	(2,268,330)	(49.2)	(26,523)	(0.5)

U.S. Geothermal Inc.’s Allocation of Net Loss	288,612		323,929		539,815

% - represents the percentage of total operating revenues.

Professional and Management Fees

		Percentage of
		Increase (Decrease)	Percentage of
Fiscal Year Ended	Amount	from Prior Year	Total Operating
March 31,	($)	(%)	Expenses (%)

2009	997,452	17.9	13.2
2010	1,669,227	67.4	19.5
2011	1,108,170	(33.6)	15.2

For the fiscal year ended March 31, 2011, the Company incurred professional and management fees of $1,108,170, which is a decrease of $561,057 from the same period ended 2010, and a slight increase from the same period in 2009. For all three periods, significant legal costs were incurred for compliance with the SEC and the TSX exchange, as well as routine contract review. Legal fees exceeded $430,000, $529,000 and $395,000 in the fiscal years ended 2011, 2010 and 2009; respectively. In the fiscal year ended 2011, additional legal fees were incurred for the direct placement equity offering. In the 2010 fiscal year, additional legal fees were incurred for a private placement offering and responses to SEC comment letters. Costs paid to a consultant to document and test internal controls for compliance with the Sarbanes-Oxley Act totaled $95,192, $99,478, $135,499 for the fiscal years ended 2011, 2010 and 2009; respectively.

Salary and Related Costs

For the fiscal year ended March 31, 2011, the Company reported $1,084,385 in salaries and related costs, which was reasonably consistent with the same fiscal periods ended in 2010 and 2009. Overall, salary and related costs increased in 2011 due to the addition of two management and development employees, company-wide bonuses and a general wage increase. These increases were offset by a higher percentage of salaries and related costs that were allocated to capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling, reservoir evaluation and preliminary plant construction. At San Emidio, salary cost allocations have been made for efforts primarily related to the transmission line studies, the new power plant design, and on site construction for Phase I of the project.

Management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Years Ended March 31,
	2011	2010	Variance
Financial Element	$	$	$	%

Total Company salary and related, excluding San Emidio plant operations	2,128,257	1,633,721	(494,536)	(30.3)
Salary and related costs capitalized for the following projects:
USG Nevada LLC (San Emidio Phase I Project)	(409,397)	(78,684)	330,713	420.3
USG Oregon LLC (Neal Hot Springs Project)	(591,804)	(376,468)	215,336	57.2
Small projects	(42,671)	(6,817)	35,854	525.9
	1,084,385	1,171,752	87,367	7.5

% - represents the percentage of change from 2010 to 2011.
Amounts capitalized in 2009 were not significant.

Stock Based Compensation

For the fiscal year ended March 31, 2011, the Company reported $1,066,565 in stock based compensation, which was a decrease of $401,604 (27.4%) from the same fiscal period ended in 2010, and a decrease of $548,224 (34.0%) from the same fiscal period ended in 2009. The decreases were primarily due to the two factors that included the delay in the issuance of the 2010 stock options and a lower average common share price. In prior years, the annual stock option grants were awarded in the first fiscal quarter of the year. In the current fiscal year, the option grant was made on September 10, 2010, which resulted in a decrease of approximately $202,000 in stock based compensation recognized in the year ended March 31, 2011 from the same period ended in 2010. For the fiscal year ended 2011, there was a decrease in average stock price by approximately 29.7% from the same period in 2010 (39.0% from 2009), which resulted in approximately $218,000 decrease reported stock compensation.

Travel and Promotion

		Percentage of
		Increase (Decrease)	Percentage of
Fiscal Year Ended	Amount	from Prior Year	Total Operating
March 31,	($)	(%)	Expenses (%)

2009	511,568	16.2	6.7
2010	308,502	(39.7)	3.6
2011	378,528	22.7	5.2

For the fiscal year ended March 31, 2011, costs were 22.7% higher than 2010 and 26.0% lower than 2009. Travel and promotions costs, generally, consist of business show sponsorships, investor relations services, and general employee and director travel reimbursement. Investor relations and general travel costs have been reasonably consistent over the past 3 fiscal years. Business and trade show sponsorships amounted to over $190,000, $89,000, and $297,000 for the fiscal years ended March 31, 2011, 2010, and 2009; respectively. In the fiscal year ended 2011, significant business show sponsorships were incurred for two European trades shows ($78,169) and the Clinton Global Initiative ($20,000). In the fiscal year ended 2009, significant sponsorships were paid to the Money Channel ($27,000), and MJD Media LLC ($200,000).

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2011 are adequate to fund our general operating activities through March 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2011 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels. We are also pursuing additional available DOE loans and guarantees in order to reduce interest costs for any debt instruments the Company may require.

On March 7, 2011, the Company closed a direct registered placement of 5,000,000 shares of Common Stock at a price of $1.00 per share for gross proceeds of $5 million. Each investor also received a Common Stock Purchase Warrant exercisable for 50% of number of shares of Common Stock purchased. Each Warrant will entitle the holder to purchase one additional share of Common Stock for $1.075 per share. The Warrants expire March 3, 2012. The issue included a placement agent fee of 112,000 Common Shares and 56,000 Warrants plus expenses of approximately $15,000. The securities were offered by the Company pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), which became effective on December 31, 2010. A prospectus supplement relating to the offering was filed with the SEC on February 28, 2010. After deducting for fees and expenses, the net proceeds were approximately $4.95 million. The net proceeds of the offering will be used for general working capital, including exploration, development and expansion of its geothermal properties

On February 24, 2011, the Company completed the financial closing with the U.S. Department of Energy (“DOE”) of a $96.8 -million loan guarantee to construct its planned 23-megawatt-net power plant at Neal Hot Springs in Eastern Oregon. Neal Hot Springs is the first geothermal project to complete a loan guarantee under DOE’s Title XVII loan guarantee program, which was created by the Energy Policy Act of 2005 to support the deployment of innovative clean energy technologies. The DOE loan guarantee will guarantee a loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 -million Federal Financing Bank loan represents 75% of total project cost. When combined with the previously announced equity investment by Enbridge Inc., the loan provides 100 percent of the anticipated capital remaining to fully construct the project.

In September 2010, USG Oregon LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note shall be considered to be an equity contribution to the Company’s subsidiary. The conversion occurs automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also provide for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note, will earn Enbridge a 20% direct ownership in the subsidiary. In the event of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $5 million would be contributed by Enbridge that would increase their direct ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% . Subsequent to the period end, Enbridge’s convertible promissory note converted into equity if the LLC and Enbridge contributed an additional $13,000,000.

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for a project loan. The project loan is expected to provide substantially all of the funding needed to construct an 8.6 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada. Construction costs are estimated to be approximately $32 million and expected to be completed in October 2011. The construction loan is planned to be repaid with long term financing from available sources such as the Section 1705 loan guarantee program from the U.S. Department of Energy.

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

Income Taxes

According to generally accepted accounting practices, entities must recognize assets and/or liabilities that originate with the differences in revenues and expenses presented for financial reporting purposes and those revenues and expenses that are utilized to comply with federal and state income tax law. Often deductions can be accelerated for income tax purposes, thus creating temporary timing differences. Other items (generally non-allowable expenses) do not reverse over time, and are considered to be permanent differences. These types of costs are, typically, not factored into the deferred income tax asset or liability calculation. The Company’s primary element that impacts the liability or asset calculation relates to the operating losses generated in its early stages of operation that will be allowed to offset future earnings. Stock-based compensation is another significant area that impacts that recognition of deferred income taxes. Compensation that has been provided to employees and contractors based upon the value of the issuance of stock options is reported as an operating cost. However, this compensation is not an allowable deduction for income tax purposes. At the end of the fiscal year, the Company’s significant tax differences would ultimately result in the recognition of an asset; however, due to the uncertainty surrounding future earnings, an allowance has been calculated that effectively removes the asset. The Company continues to track the financial elements that comprise the deferred income tax calculation and will remove or reduce the asset allowance if the Company is determined to be in position where it is likely to produce earnings.

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

Contractual Obligations

As of March 31, 2011, the following table denotes contractual obligation by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$448,355	$167,167	$145,238	$114,004	$21,946
Capital Leases	27,108	12,736	14,372	0	0
Promissory Note	230,000	230,000	0	0	0
Construction Loan (1)	11,651,861	11,651,861	0	0	0
Convertible Loan (2)	5,132,740	5,132,740	0	0	0
Stock Compensation Payable (3)	1,527,829	1,527,829	0	0	0

(1)	Construction loan with Benham will be replaced at completion of construction period with long-term financing anticipated through a loan backed by DOE 1705 loan guarantee program.
(2)

Loan convertible to project equity in Neal Hot Springs project upon closing of DOE loan and receipt of GeoThermex reservoir certificate. The certificate was received and the conversion occurred in April 2011.

(3)	Payable liquidated to additional paid-in capital as stock options are exercised or expire.

Off Balance Sheet Arrangements

As of March 31, 2011, the Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk on Investments

At March 31, 2011, the Company held investments of $7,610,027 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

The strike price for the Company’s stock option grants prior to April 2007 has been stated in Canadian dollars as the plan has been administered through our Vancouver office and Pacific Corporate Trust Company. This subjects the Company to foreign currency risk in addition to the normal market risks associated with the stock price fluctuations. A long-term liability has been established to reflect the fair value of the stock options payable. The strike price on future option grants will be stated in US dollars.

Commodity Price Risk

The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by entering into long-term power purchase contracts for the Raft River, Neal Hot Springs and San Emidio power plants. These types of arrangement will be the model for power purchase contracts planned for future power plants.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were effective as of March 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

BehlerMick, P.S., independent registered public accounting firm, who audited and reported on the consolidated financial statements of U.S. Geothermal, Inc. included in this report, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2011, which report appears as Exhibit 13.1.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Board Qualifications and Selection Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on September 9, 2011. See also Part I - Item1 - Executive Officers of the Registrant.

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

Code of Ethics and Governance Guidelines

Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at www.usgeothermal.com. by clicking on About Us and then Code of Ethics. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info.usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location. No waivers were granted in the most recent fiscal year. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE Amex listing rules.

Item 11 — Executive Compensation

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on September 9, 2011.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on September 9, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans for the fiscal year ended March 31, 2011:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,703,195	$ 1.38	6,011,098
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	6,703,195	$ 1.38	6,011,098

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on September 9, 2011.

Item 14 — Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information under the caption “Audit Committee Report and Payment of Fees to Auditors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on September 9, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:
         2. Consolidated Financial Statements.
             See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
         3. Financial Statement Schedules.
             See Exhibit 13.2 for the following Financial Statement Schedules filed as part of this report:
             Financial Statements for Raft River Energy I LLC
                  Report of Independent Auditors
                  Balance Sheets at December 31, 2010 and December 31, 2009
                  Statements of Operations for the periods ended December 31, 2010, December 31, 2009, December 26, 2008 and November 28, 2008
                  Statements of Cash Flows
                  Statement of Members’ Equity
                  Notes to the Financial Statement
         3. Exhibits. See below.

EXHIBIT LIST

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of U.S. Cobalt Inc. (now known as U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.2	Certificate of Domestication of Non-U.S. Corporation (Incorporated by reference to exhibit 3.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name of U.S. Cobalt Inc. to U.S. Geothermal Inc.) (Incorporated by reference to exhibit 3.3 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.4	Second Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 3.4 to the registrant’s Form 8-K as filed on October 18, 2010)
3.5	Plan of Merger of U.S. Geothermal, Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.6	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.7	Certificate of Amendment to Certificate of Incorporation filed on August 26, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K as filed on August 27, 2008)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Provisions Regarding Rights of Stockholders (Incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)

4.3	Form of Warrant used in private placement of April 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.4	Form of Broker Warrant (Incorporated by reference as exhibit 10.4 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.5	Form of Subscription Agreement for Subscription Receipts relating to private placement of August 2009 (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.6	Subscription Receipt Agreement dated August 17, 2009 among the Company, Dundee Securities Corporation, Clarus Securities Inc., Toll Cross Securities Inc. and Computershare Trust Company of Canada (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.7	Form of Warrant used in private placement of August 2009 (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.8	Form Broker Warrant (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.9	Form of Warrant used in March 2011 registered offering (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 28, 2011)
4.10	Form of Subscription Agreement used in March 2011 registered offering (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2011)
10.1	Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.2	Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.3	Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.4	Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
10.5	Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)
10.6	Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and US Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.7	Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and US Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.8	Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and US Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10- QSB quarterly report as filed on February 17, 2006)

10.9	Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and US Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.10	Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and US Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)
10.11	Employment Agreement dated May 18, 2010 with Daniel J. Kunz (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 24, 2010)
10.12	Employment Agreement dated April 1, 2011 with Kerry D. Hawkley (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on April 7, 2011)
10.13	Employment Agreement dated April 1, 2011 with Douglas J. Glaspey (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on April 7, 2011)
10.14	Amended and Restated Stock Option Plan of U.S. Geothermal Inc. dated September 29, 2006. (Incorporated by reference to exhibit 10.23 to the registrant’s Form SB-2 registration statement as filed on October 2, 2006.)
10.15	Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)
10.16	Engineering, Procurement and Construction Agreement dated December 5, 2005 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)
10.17	Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 2, 2006)
10.18	Letter of Intent from Eugene Water and Electric Board to U.S. Geothermal Inc. dated February 22, 2006 (Incorporated by reference to exhibit 10.27 to the registrant’s Form SB-2 as filed on September 29, 2006).
10.19	Renewable Energy Credits Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form SB-2 as filed on September 29, 2006).
10.20	Transmission Agreement dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant’s Form 10-QSB quarterly report as filed on August 12, 2005)
10.21	Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)
10.22	Construction Contract dated May 16, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form SB-2 as filed on September 29, 2006).
10.23	Membership Admission Agreement, dated August 9, 2006, among Raft River Energy I LLC, U.S. Geothermal Inc., and Raft River I Holdings, LLC (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on August 23, 2006)

10.24

Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of August 9, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on August 23, 2006).

10.25

Management Services Agreement, dated as of August 9, 2006, between Raft River Energy I LLC and U.S. Geothermal Services, LLC (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on August 23, 2006)

10.26

Construction contract dated May 22, 2006 between Industrial Builders and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10- KSB annual report as filed on June 29, 2006)

10.27

First Amendment to the Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of November 7, 2006, among Raft River Energy I LLC, Raft River I Holdings, LLC and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.36 to the registrant’s Form 10-QSB as filed on February 20, 2007).

10.28

Geothermal Lease and Agreement dated August 1, 2007, between Bureau of Land Management and U.S. Geothermal Inc. (Incorporated by reference as exhibit 10.34 to the registrant’s Form S-1 as filed on March 26, 2010)

10.29

Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc., and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference as exhibit 99.1 to the registrant’s Form 8-K current report as filed on April 7, 2008)

10.30

Water Rights Purchase Agreement Michael B. Stewart and U.S. Geothermal Inc. dated March 31, 2008 (Incorporated by reference as exhibit 99.2 to the registrants Form 8-K current report as filed on April 7, 2008).

10.31

Power Purchase Agreement dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q quarterly report as filed on February 9, 2010)

10.32

Power Purchase and Sale Agreement, dated as of February 2008, between Eugene Water & Electric Board and U.S. Geothermal Inc. (Incorporated by reference to Exhibit 10.42 to the registrant’s Form 10-Q/A quarterly report as filed on March 3, 2010)

10.33

Long Term Agreement For the Purchase and Sale of Electricity, dated December 31, 1986, between Sierra Pacific Power Company and Empire Farms, as amended (Incorporated by reference to Exhibit 10.43 to the registrant’s Form 10-Q/A quarterly report as filed on March 3, 2010)

10.34

Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on November 8, 2010) *

10.35

Amended and Restated Change in Control Guaranty made and entered into as of October 13, 2010, by U.S. Geothermal Inc., in favor of Benham Constructors, LLC. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on November 8, 2010)

10.36

Credit Addendum to Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on November 8, 2010)

10.37	Amended and Restated Limited Liability Company Agreement made and entered into as of September 7, 2010, by and among Oregon USG Holdings LLC, U.S. Geothermal Inc., and Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on November 8, 2010) *
10.38	Conditional Guaranty Agreement, entered into as of September 7, 2010, by US Geothermal Inc. to Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.5 to the registrant’s Form 8-K as filed on November 8, 2010)
10.39	2009 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A as filed on November 6, 2009)**
13.1	Audited Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2011.
13.2	Audited Financial Statements of significant subsidiary Raft River Energy I LLC as of December 31, 2010
21.1	Subsidiaries of the Registrant
23.1	Consent of BehlerMick PS
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of GeothermEx Inc.
23.4	Consent of Black Mountain Technology, Inc.
23.5	Consent of Geothermal Science, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Portions of these exhibits have been omitted based on a grant of, or an application for, confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.

(Registrant)

June 9, 2011	/s/ Daniel J. Kunz
Date	Daniel J. Kunz
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Name	Title	Date

Chief Executive Officer, President and Director
/s/ Daniel J. Kunz	(Principal Executive Officer)	June 9, 2011
Daniel J. Kunz

Chief Financial Officer (Principal Financial and
/s/ Kerry Hawkley	Accounting Officer)	June 9, 2011
Kerry Hawkley

/s/ Douglas J. Glaspey	Chief Operating Officer and Director	June 9, 2011
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	June 9, 2011
John H. Walker

/s/ Paul A. Larkin	Director	June 9, 2011
Paul A. Larkin

/s/ Leland L. Mink	Director	June 9, 2011
Leland R. Mink