Form 10-Q
period 2011-06-30
US GEOTHERMAL INC
filed 2011-08-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ___________

Commission File Number: 001-34023

U.S. GEOTHERMAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1505 Tyrell Lane
Boise, Idaho	3706
(Address of Principal Executive Offices)	(Zip Code)

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 9, 2011
Common stock, par value	84,838,456
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Quarter Ended June 30, 2011
INDEX

PART I – Financial Information

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended, March 31, 2011. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2012.

U.S. GEOTHERMAL INC.
________

Consolidated Financial Statements
June 30, 2011

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	June 30, 2011	March 31, 2011

ASSETS

Current:
Cash and cash equivalents	$9,603,798	$8,098,905
Restricted cash (note 3)	745,000	645,000
Receivable from subsidiary	1,021,524	282,257
Trade accounts receivable	423,080	532,605
Other current assets	248,747	164,239
Total current assets	12,042,149	9,723,006

Deposit on mineral rights purchase	200,000	200,000
Note receivable from subsidiary (note 4)	818,149	-
Investment in equity securities (note 5)	110,697	178,486
Investment in subsidiaries (note 6)	17,936,361	17,968,651
Property, plant and equipment, net of accumulated depreciation (note 7)	62,725,037	40,295,117
Intangible assets, net of accumulated amortization (note 8)	16,888,827	16,957,708

Total assets	$110,721,220	$85,322,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$6,221,376	$940,563
Related party accounts payable	2,057	2,338
Current portion of capital lease obligation	12,975	12,736
Promissory note payable, current (note 11)	230,000	230,000
Total current liabilities	6,466,408	1,185,637

Long-term Liabilities:
Capital lease obligation, less current portion	11,039	14,372
Stock compensation payable	278,713	1,527,829
Convertible loan payable	-	5,132,740
Retention payable (note 18)	886,589	-
Construction loans payable (note 12)	19,709,826	11,651,861
Total liabilities	27,352,575	19,512,439

Commitments and Contingencies (note 18)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at June 30, 2011 and March 31, 2011 were: 84,838,456 and 84,761,956; respectively)	84,838	84,762

Additional paid-in capital	92,146,201	90,283,987
Accumulated other comprehensive income	41,201	108,990
Accumulated deficit	(27,649,201)	(25,308,177)
	64,623,039	65,169,562

Non-controlling interest (note 19)	18,745,606	640,967
Total stockholders’ equity	83,368,645	65,810,529

Total liabilities and stockholders’ equity	$110,721,220	$85,322,968

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2011	2010

Operating Revenues:
Energy sales, San Emidio	$623,731	$571,646
Energy credit sales, San Emidio	38,339	-
Land, water, and mineral rights lease	45,012	45,012
Management fees	62,500	62,500
Gain from investment in subsidiary	38,677	73,089
Total operating revenues	808,259	752,247

Operating Expenses:
Consulting fees	2,062	11,678
Corporate administration	267,964	222,300
Professional and management fees	1,266,767	555,548
Salaries and wages	599,036	470,054
Stock based compensation	534,898	167,014
Travel and promotion	37,386	114,031
Plant operations, San Emidio	678,888	648,271
Lease and equipment repair	34,744	55,275
Total operating expenses	3,421,745	2,244,171

Loss from Operations	(2,613,486)	(1,491,924)

Other Income (Loss):
Foreign exchange loss	-	(4,786)
Other income	-	1,561
Interest income	5,481	16,664
Total other income	5,481	13,439

Net Loss before accumulated change	(2,608,005)	(1,478,485)

Accumulated effect on prior period application of capitalization policy (note 20)	262,305	-

Net Loss	(2,345,700)	(1,478,485)

Net loss attributable to the non-controlling interest	4,676	3,925

Net Loss Attributable to U.S. Geothermal Inc.	(2,341,024)	(1,474,560)

Other Comprehensive Income:
Unrealized loss on investment in equity securities	(67,789)	(13,372)

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(2,408,813)	$(1,487,932)

Basic And Diluted Net Loss Per Share Attributable to U.S. Geothermal Inc.	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	84,835,093	78,647,776

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(2,345,700)	$(1,478,485)
Add non-cash items:
Depreciation and amortization	291,014	280,458
Gain on operations of subsidiary	(38,677)	(73,089)
Foreign exchange loss	-	4,786
Loss on equity investment	-	4,964
Stock based compensation	534,898	167,014
Change in non-cash working capital items:
Accounts receivable	(653,167)	(298,457)
Accounts payable and accrued liabilities	1,210,672	176,462
Prepaid expenses & other	(84,508)	1,207
Total cash used by operating activities	(1,085,468)	(1,215,140)

Investing Activities:
Purchases of property, plant and equipment	(9,637,639)	(2,874,259)
Deposit on mineral rights purchase	-	(200,000)
Proceeds from the non-controlling interest	13,000,000	-
Issuance of note receivable from subsidiary	(818,149)	-
Distributions received from subsidiary	70,967	-
Cash restricted by regulating entities	(100,000)	-
Total cash used by investing activities	2,515,179	(3,074,259)

Financing Activities:
Issuance of common stock, net of issuance costs	78,276	-
Principal payments on capital lease	(3,094)	(2,873)
Total cash provided by financing activities	75,182	(2,873)
Decrease in Cash and Cash Equivalents	1,504,893	(4,292,272)
Cash and Cash Equivalents, Beginning of Period	8,098,905	12,970,612

Cash and Cash Equivalents, End of Period	$9,603,798	$8,678,340

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$4,069,860	$101,146
Construction and development costs from construction loans	8,944,554	-
Debt converted to non-controlling interest	5,109,315	-

Other Items:
Interest paid	2,354	9,493

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2011 and the Year Ended March 31, 2011
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2010	78,647,776	$78,648	$83,667,011	$(21,353,761)	$136,693	$657,887	$63,186,478

Capital stock issued as result of a direct placement closed March 4, 2011, net of issuance costs	5,112,000	5,112	4,926,877	-	-	-	4,931,989
Stock issued from the exercise of stock options	297,180	297	328,318	-	-	-	328,615
Stock issued for the stock compensation plan (restricted shares)	235,000	235	232,415	-	-	-	232,650
Stock issued, restricted until vesting period complete (note 14)	470,000	470	28,252	-	-	-	28,722
Initial formation contribution by non-controlling interest in Oregon USG Holdings, LLC	-	-	-	-	-	1,000	1,000
Stock compensation liability	-	-	1,101,114	-	-	-	1,101,114
Unrealized loss on investment	-	-	-	-	(27,703)	-	(27,703)
Net loss	-	-	-	(3,954,416)	-	(17,920)	(3,972,336)

Balance at March 31, 2011	84,761,956	84,762	90,283,987	(25,308,177)	108,990	640,967	65,810,529

Contribution of equity and note conversion by non-controlling interest (note 19)	-	-	-	-	-	18,109,315	18,109,315
Stock issued from the exercise of stock options	76,500	76	83,215				83,291
Broker fees from capital stock issued on March 4, 2011	-	-	(5,015)	-	-	-	(5,015)
Stock compensation liability	-	-	1,710,772	-	-	-	1,710,772
Stock issued for the stock compensation plan (restricted shares)	-	-	73,242	-	-	-	73,242
Unrealized loss on investment - unaudited	-	-	-	-	(67,789)	-	(67,789)
Net loss - unaudited	-	-	-	(2,341,024)	-	(4,676)	(2,345,700)

Balance at June 30, 2011 - unaudited	84,838,456	$84,838	$92,146,201	$(27,649,201)	$41,201	$18,745,606	$83,368,645

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
June 30, 2011
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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2011 and March 31, 2011, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At June 30, 2011, the Company’s total cash balance, excluding money market funds, was $4,992,518, and bank deposits amounted to $5,589,219. The difference was due to outstanding checks and deposits. Of the bank deposits, $4,454,478 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $5,354,080, and were not subject to deposit insurance.

Equity Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. The Company classifies these securities as either held-to-maturity, trading, or available-for-sale. All marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it does not intend to actively buy and sell for short-term profits. The Company's investments are subject to market risk, primarily interest rate and credit risk. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Where appropriate, terms of property rights and revenue contracts can influence the determination of estimated useful lives. Estimated useful lives by major asset categories are summarized as follows:

Estimated Useful
Asset Categories	Lives in Years

Furniture, vehicle and other equipment	3 to 5
Power plant, buildings and improvements	3 to 30
Wells	30
Well pumps and components	5 to 15
Pipelines	30
Transmission lines	30

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of June 30, 2011.

Stock Options Granted to Employees and Non-employees

The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all options is eighteen months.

Non-employee stock-based compensation is granted at the Board of Director’s discretion to reward select consultants for exceptional performance. Prior to issuance of the awards, the Company was not under any obligation to issue the stock options. Subsequent to the award, the recipient was not obligated to perform any services. Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

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

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2011 and March 31, 2011, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents at June 30, 2011 and March 31, 2011 were 104,149,873 and 102,665,193; respectively.

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

Recent Accounting Pronouncements

Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, FASB issued Financial Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Update 2011-04”). Update 2011-04 promotes the development of common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”). This Update is effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Management expects that it will impact the presentation of the statements of financial position, statements of operations, and statements of changes in shareholders equity.

Presentation of Comprehensive Income

In June 2011, FASB issued Financial Accounting Standards Update No. 2011-05, Fair Value Measurement (Topic 820 Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 improves the comparability and consistency of financial reporting of items reported in other comprehensive income between U.S. GAAP and IFRSs. This Update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Management is still evaluating the impact of this update, and expects that it will impact the presentation of the statements of financial position, statements of operations, and statements of changes in shareholders equity.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	June 30,	March 31,
State Agency	2011	2011

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	275,000	175,000

	$745,000	$645,000

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

NOTE 4 – LONG TERM NOTE RECEIVABLE FROM SUBSIDIARY

On May 17, 2011, Raft River I Holdings, LLC consented to a repair plan for both under performing wells utilized by Raft River Energy I, LLC (wells RRG-2 and RRG-7). A Repair Services Agreement was executed between U.S Geothermal Services, LLC (“USG Services”) and Raft River Energy I LLC, whereby USG Services will provide up to $1.65 million in funding and manage the well repairs. The cost of the repairs will be repaid preferentially from project cash flow at a rate of 90% of increased cash created by the repairs. A management fee of 12.75% of the actual repair cost incurred will be paid to USG Services. The outstanding balance of the repair cost will also earn USG Services interest income at the rate of 12.0 % per-annum. At June 30, 2011, the total loan balance was $818,149 and was considered to be long term.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of a publicly traded geothermal corporation) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized gains	108,990
Foreign exchange losses	(19,019)
Fair value at March 31, 2011	178,486

Net unrealized losses	(68,600)
Foreign exchange gains	811
Fair value at June 30, 2011	$110,697

NOTE 6 – INVESTMENT IN SUBSIDIARIES

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

RREI resulted from an August 9, 2006 agreement between the Company and Raft River Holdings, LLC, a subsidiary of the Goldman Sachs Group, for construction financing of Phase I of the Raft River project. To accommodate the construction financing, the Company sold 50% of its ownership in Raft River Energy to Raft River Holdings, LLC. As a result of the agreements, the Company was required to contribute cash and property sufficient to complete a power plant, and Raft River Holdings was required to contribute $34,170,100.

As of June 30, 2011, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

RREI’s latest financial information is summarized as follows:

	(Unaudited)	December 31,	December 31,
	June 30, 2011	2010	2009

Total current assets	$914,019	$808,084	$808,084
Property and equipment	44,925,029	47,993,261	47,993,261
	$45,839,048	$48,801,345	$48,801,345

Total liabilities	$1,948,670	$791,116	$791,116
Total members’ equity	43,890,378	48,010,229	48,010,229
	$45,839,048	$48,801,345	$48,801,345

	(Unaudited)
	Six Months Ended	Year Ended	Year Ended
	June 30, 2011	December 31, 2010	December 31, 2009

Operating revenues	$1,713,867	$4,542,477	$4,718,949
Operating loss	(2,322,625)	(747,544)	(2,278,806)
Net loss	(2,322,625)	(747,396)	(2,270,718)

U.S. Geothermal Inc., portion of net earnings	$105,271	$375,053	$279,072

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits and 1% of all other profits and losses.

The Company’s investment in the RREI has changed since March 31, 2009 as follows:

		Increase (Decrease) in
Period Ended	Activity	Investment

March 31, 2009	Investment Account Balance	$18,496,568
	Cash distributions	(722,222)
	Allocation of profit/loss	323,929
March 31, 2010	Investment Account Balance	18,098,275
	Cash distributions	(418,236)
	Allocation of profit/loss	288,612
March 31, 2011	Investment Account Balance	17,968,651
	Cash distributions	(70,967)
	Allocation of profit/loss	38,677
June 30, 2011	Investment Account Balance	$17,936,361

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended June 30, 2011, the Company was primarily focused on the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, well NHS #12 was substantially completed at a cost of approximately $3.4 million. Construction costs that amounted to over $9.6 million were incurred on the transmission line, office building, shop building, power plant and site preparation. The office and shop buildings are substantially complete. Costs incurred for power plant construction are primarily related to engineering and design. Power plant construction costs, at San Emidio amounted to approximately $8.1 million during the quarter. The foundations and chemical buildings were substantially completed. Construction activities are primarily focused on the cooling tower and transmission line.

Property, plant and equipment, at cost, are summarized as follows:

	June 30, 2011	March 31, 2011
Land	$652,507	$652,507
Power production plant	2,275,474	2,275,474
Wells	3,617,312	3,617,312
Furniture and equipment	968,556	874,132
	7,513,849	7,419,425
Less: accumulated depreciation	(2,648,150)	(2,426,017)
	4,865,699	4,993,408
Construction in progress	57,859,338	35,301,709

	$62,725,037	$40,295,117

For the three months ended June 30, 2011, the Company incurred interest costs of $256,935 of which $254,581 was capitalized as a component of the Neal Hot Springs and San Emidio projects. Interest costs incurred during the three months ended June 30, 2010 were not significant and no interest was capitalized.

Depreciation expense charged to operations for the three months ended June 30, 2011 and 2010 amounted to $222,133 and $211,577; respectively.

Changes in Construction in Progress for the periods ended June 30, 2011 and March 31, 2011, are summarized as follows:

	For the Three	For the Year
	Months Ended	Ended
	June 30, 2011	March 31, 2011

Beginning balances	$35,301,709	$11,225,304
Current development construction	22,634,402	25,300,205
Grant reimbursements	(76,773)	(1,223,800)
Transfers into production	-	-
Write-off of unsuccessful projects	-	-

Ending balances	$57,859,338	$35,301,709

Construction in Progress, at cost, consisted of the following projects/assets by location at fiscal year ends, are as follows:

	June 30, 2011	March 31, 2011
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$1,000,750	$1,000,273
Unit II, well construction	2,888,870	2,888,972
Grant reimbursements	(791,688)	(791,687)
	3,097,932	3,097,558
San Emidio, Nevada:
Power plant (Re-power project)	20,222,430	12,104,457
Interconnection studies for transmission line	238,386	197,679
Well construction	3,569,573	3,396,408
Grant reimbursements	(508,886)	(432,113)
	23,521,503	15,266,431
Neal Hot Springs, Oregon:
Wells	17,178,360	12,546,127
Buildings and site preparation	13,073,024	4,064,074
Transmission lines and substation	988,519	327,519
	31,239,903	16,937,720

	$57,859,338	$35,301,709

NOTE 8 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized as follows:

	June 30, 2011	March 31, 2011

In operation:
Geothermal and mineral rights	$8,265,800	$8,265,800
Less: accumulated amortization	(872,501)	(803,620)
	7,393,299	7,462,180
Inactive:
Surface water rights	5,469,861	5,469,861
Geothermal and mineral rights	4,025,667	4,025,667

	$16,888,827	$16,957,708

Estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Years ending June 30,
2012	$275,527
2013	275,527
2014	275,527
2015	275,527
2016	275,527

$1,377,635

Amortization expense charged to operations for the three months ended June 30, 2011 and 2010 amounted to $68,881 and $68,881; respectively.

NOTE 9 – PROVISION FOR INCOME TAXES

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

At June 30, 2011, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $7,785,000 (March 31, 2011 - $6,743,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2011 and March 31, 2011.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at June 30, 2011 and March 31, 2011 were as follows:

	June 30,	March 31,
	2011	2011
Deferred tax assets*:
Net operating loss carry forward	$7,226,000	$6,379,000
Stock based compensation	1,000,000	806,000

Deferred tax liabilities*:
Depreciation and amortization	(441,000)	(442,000)
Net deferred income tax asset	7,785,000	6,743,000
Deferred tax asset valuation allowance	(7,785,000)	(6,743,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years ended March 31,
	2011	2010
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.2%

At June 30, 2011, the Company had net income tax operating loss carry forwards of approximately $19,961,000 ($13,678,000 in March 31, 2011), which expire in the years 2023 through 2031. The change in the allowance account from March 31, 2011 to June 30, 2011 was $1,042,000.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the years ended June 30, 2011, 2010 and 2009, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the fiscal years ended March 31, 2011, 2010, and 2009, could be subject to agency examinations as of June 30, 2011. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 10 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 at the end of the lease term scheduled for November 2012. At June 30, 2011, equipment under capital lease amounted to $53,450 ($27,616 accumulated amortization). The schedule of minimum lease payments is as follows:

Years Ending June 30,	Principal	Interest	Totals
2012	$12,975	$1,341	$14,316
2013	11,039	271	11,310
	$24,014	$1,612	$25,626

NOTE 11 – PROMISORY NOTE PAYABLE

On July 7, 2009, the Company financed the purchase of 40 acres of land and a building on property adjacent to our San Emidio power plant facility with a promissory note. The note for $230,000, is payable in 24 successive monthly installments commencing on the second month following the date of disbursement. The first 23 payments consist of interest only on the outstanding principal at 3.25% per annum. The entire principal and the accrued interest are due on the final payment. The note is unsecured. In the event of an assignment for the benefit of creditors, application for the appointment of a receiver or filing of a voluntary or involuntary petition in bankruptcy by or against the Company, the holder may declare this note immediately due and payable in full. Currently, the Company is in compliance with the note requirements.

NOTE 12 – CONSTRUCTION NOTES PAYABLE

Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with Benham Constructors LLC (“Benham”). Benham will be the primary contractor in the relocation and replacement of the existing power plant. The new 8.6 net megawatt power plant is expected to cost approximately $25 million, and is expected to be completed October 2011. Upon completion, the Company will pay the debt in full within 30 days of receipt of the final statement prepared by Benham. Interest will accrue on outstanding balance at 9.5% per annum. When due, the Company expects to obtain funds to repay the loan balance with a long-term project loan. The loan is non-recourse and is secured by the Project’s assets. Title of all work and materials shall pass to the Company the later of delivery to the Site or upon payment in full.

NOTE 13 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On March 10, 2011, the Company issued 705,000 shares for the stock compensation plan (restricted shares) approved on September 10, 2010. The shares will be distributed to qualified recipients according to the approved vesting schedule. See note 15 for details.

On March 7, 2011, the Company issued 5,000,000 shares of Common Stock at a price of $1.00 per share. Each investor received a Common Stock Purchase Warrant exercisable for 50% of number of shares of Common Stock purchased. Each Warrant will entitle the holder to purchase one additional share of Common Stock for $1.075 per share. The Warrants expire March 3, 2012. The issue included a placement agent fee of 112,000 Common Shares and 56,000 Broker Warrants with the same terms.

During the year ended June 30, 2011, the Company issued 297,180 common shares to employees of the Company upon exercise of stock options. Common shares of 272,180 were issued at a strike price of $1.00 CDN and 25,000 were issued at $0.92.

NOTE 14 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2011, the Company can issue stock option grants totaling up to 12,725,768 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter.

Effective April 1, 2007, all grants are stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2011, the Company had 8,111,375 options granted and outstanding.

On June 3, 2011, the Company granted 2,590,000 stock options to employees exercisable at a price of $0.83 until June 3, 2016.

On April 12, 2011, 1,094,320 of the total 1,763,000 options issued and outstanding on April 12, 2006 at prices ranging from $0.85 CDN to $1.00 CDN, were forfeited due to expiration.

On September 10, 2010, the Company granted 1,300,000 stock options to employees exercisable at a price of $0.86 until September 10, 2015.

The following table reflects the summary of stock options outstanding at March 31, 2010 and changes during for the year ended March 31, 2011 and the three months ended June 30, 2011:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2010	5,729,875	$1.49	$0.92	$5,296,029
Forfeited	(29,500)	2.00	0.66	(19,597)
Exercised	(297,180)	0.99	0.99	(294,066)
Granted	1,300,000	0.86	0.58	752,206
Balance outstanding, March 31, 2011	6,703,195	1.38	0.86	5,734,572

Forfeited	(1,105,320)	1.00	1.02	(1,122,467)
Exercised	(76,500)	1.00	1.02	(77,868)
Granted	2,590,000	0.83	0.49	1,269,100
Balance outstanding, June 30, 2011	8,111,375	$1.26	$0.72	$5,803,519

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Three Months
	Ended June 30,	Year Ended
	2011	March 31, 2011
Dividend yield	0	0
Expected volatility	87-91%	89-92%
Risk free interest rate	0.25-1.21%	0.26-0.78%
Expected life (years)	3.15	3.19

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2011:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.15 CDN	78,750	0.08	78,750	86,626
1.40 CDN	157,500	0.56	157,500	139,271
2.41	652,500	1.06	652,500	460,975
2.22	1,465,000	1.88	1,465,000	1,786,417
1.78	95,000	2.24	95,000	81,172
0.92	1,704,625	2.90	1,704,625	1,204,713
1.58	68,000	3.23	68,000	26,435
0.86	1,300,000	4.20	650,000	376,103
0.83	2,590,000	4.93	647,500	317,275
$ 1.26	8,111,375	3.34	5,518,875	$4,478,987

The following table summarizes information about the stock options outstanding at March 31, 2011:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.00 CDN	1,170,820	0.03	1,170,820	$1,188,983
1.15 CDN	78,750	0.33	78,750	86,626
1.40 CDN	157,500	0.81	157,500	139,271
2.41	652,500	1.31	652,500	460,975
2.22	1,465,000	2.13	1,465,000	1,786,417
1.78	95,000	2.49	95,000	81,172
0.92	1,715,625	3.15	1,715,625	1,212,487
1.58	68,000	3.48	68,000	26,435
0.86	1,300,000	4.45	650,000	376,103
$ 1.38	6,703,195	2.36	6,053,195	$5,358,469

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2010 and changes during the year ended March 31, 2011 and the three months ended June 30, 2011 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2010	913,500	$0.95	$0.69
Granted	1,300,000	0.86	0.58
Vested	(1,557,500)	0.90	0.66
Forfeited	(6,000)	1.58	0.39
Nonvested, March 31, 2011	650,000	0.86	0.58
Granted	2,590,000	0.83	0.49
Vested	(647,500)	0.83	0.49
Forfeited	-	-	-
Nonvested, June 30, 2011	2,592,500	$0.72	$0.58

As of June 30, 2011, there was $807,444 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at June 30, 2011 and March 31, 2011 was $461,656 and $167,014; respectively.

Stock Compensation Plan (Restricted Shares)

On September 10, 2010, the Company granted officers, directors and select employees 705,000 common shares that will be distributed in three six-month vesting periods. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting periods. After vesting, there are no restrictions on the shares. On March 10, 2011, the 705,000 common shares were issued to the recipients and held by the Company. All of these shares were considered to be issued and outstanding. On March 11, 2011, 235,000 common shares vested valued at $0.99 per share, and the shares were released to the qualified recipients. The remaining vesting schedule is as follows:

Number of Shares
Remaining Vesting Dates	Vesting
September 10, 2011	235,000
March 11, 2012	235,000
470,000

Stock Purchase Warrants

At June 30, 2011, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
August 17, 2011	243,000	$1.220	4,050,000	$1.750
March 4, 2012	56,000	1.075	2,500,000	1.075
September 16, 2015	246,285	1.250	4,104,757	1.250

NOTE 15 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of June 30, 2011 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$5,354,080	$5,354,080	$-	$-
Investment in equity securities	110,697	-	110,697	-
	$5,464,777	$5,354,080	$110,697	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

There were no changes in Level 3 assets measured for the three months ended June 30, 2011 and 2010.

The equity securities purchased in June 2008 are actively traded on a stock exchange; however, the securities held by the Company are subject to trading restrictions. Therefore, the investment was moved from Level 3 to Level 2.

NOTE 16 - RELATED PARTY TRANSACTIONS

At June 30, 2011 and March 31, 2011 the amounts of $2,058 and $2,338; respectively, were payable to directors and officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC (“RREI”) owed the Company $1,839,673 and $282,257 at June 30, 2011 and March 31, 2011; respectively, for operating and maintenance expenses. The current receivable balance is comprised of unsecured demand obligations due within twelve months. See note 5 for the terms of the long term liability. The Company received the following revenues from RREI:

	For the Three Months Ended June 30,
	2011	2010
Management fees	$62,500	$62,500
Lease and royalties	45,012	45,012
	$107,512	$107,512

The Company’s equity investment in RREI is adjusted monthly for its share of the profit and loss based on various revenue stream and cost allocations. The Company’s share of the costs to RREI associated with the above noted management fees and lease and royalty revenues are deemed immaterial at this time, and related U.S. Geothermal, Inc.’s revenues and RREI costs have not been eliminated in the financial statements.

The Company paid directors fees in the amounts of $52,500 and $22,500 for the three months ended June 30, 2011 and 2010; respectively.

NOTE 17 - DIFFERENCES BETWEEN IFRS AND U.S. GAAP

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The material difference in respect to these financial statements between U.S. GAAP and International Financial Reporting Standards (“IFRS”) is reflected in the recording of Property, Plant and Equipment. Under IFRS, development and exploration costs associated with the Raft River project (property lease payments, geological consulting fees, well monitoring and permitting, etc.) were recorded as a capital asset. Under U.S. GAAP, these amounts are expensed. Under U.S GAAP, the value of stock options issued in a foreign currency must be reflected as stock compensation liability. This liability is not recognized for IFRSs.

As a result of the above, under IFRS the following line items in the consolidated balance sheets and income statements would have been presented as follows:

Consolidated Balance Sheets	U.S. GAAP June 30, 2011	IFRS June 30, 2011	U.S. GAAP March 31, 2011	IFRS March 31, 2011
Plant, Property and Equipment	$ 62,725,037	$ 63,165,648	$ 40,295,117	$ 40,735,728
Intangible Assets	16,888,827	16,888,827	16,957,708	16,957,708
Total Assets	110,721,220	111,161,831	85,322,968	85,763,579
Stockholders’ Equity	64,623,039	65,342,363	65,169,562	65,610,173
Total Liabilities and Stockholders’ Equity	$ 110,721,220	$ 111,161,831	$ 85,322,968	$ 85,763,579

Consolidated Statements of Operations and Comprehensive Loss	U.S. GAAP Quarter ended June 30, 2011	IFRS Quarter ended June 30, 2011	U.S. GAAP Quarter ended June 31, 2010	IFRS Quarter ended June 31, 2010
Loss from Operations	$ (2,613,486)	$ (2,613,486)	$ (1,491,924)	$ (1,491,924)
Net Loss Attributable to U.S. Geothermal Inc.	$ (2,341,024)	$ (2,341,024)	$ (1,474,560)	$ (1,474,560)

The Company continues to evaluate and identify the various elements of the financial statements for proper presentation in accordance with IFRS.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for three months ended June 30, 2011 and 2010, totaling $67,459 and $63,897; respectively.

BLM Lease Agreements

Idaho
On August 1, 2007, the Company signed a geothermal resources lease agreement with the United States Department of the Interior Bureau of Land Management (“BLM”). The contract requires an annual payment of $3,502 including processing fees. The primary term of the agreement is 10 years. After the primary term, the Company has the right to extend the contract. BLM has the right to terminate the contract upon written notice if the Company does not comply with the terms of the agreement. The Company believes that it is in compliance with all of the lease terms.

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

Office Lease
The Company signed in a one year lease contract January 2011 for general office space for the executive office located in Boise, Idaho. The contract includes two one year renewal options for the Company. The lease payments are due in monthly installments of $6,160. The Company incurred total office lease expenses under the current contract and the prior contract for quarter ended June 30, 2011 and 2010, totaling $18,480 and $17,942; respectively.

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
June 30,	Amount
2012	$167,167
2013	77,627
2014	67,611
2015	58,652
2016	55,352
Thereafter	21,946

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

In December of 2009, the Company’s subsidiary (USG Oregon LLC), signed a power purchase agreement with Idaho Power Company for the sale of power generated by the Neal Hot Springs, Oregon project. The agreement has a term of 25 years and provides for the purchase of power up to 25 megawatts (22 megawatt planned output level). Beginning 2012, the flat energy price is $96 per megawatt hour. The price escalates annually by 6 percent in the initial years and by 1.33 percent during the latter years of the agreement. The approximate 25-year levelized price is $117.65 per megawatt hour.

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

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retainage levels generally amount to 10% of incurred costs. At June 30, 2011, the retention payable balance was $886,589. Currently, management does not have any performance concerns on these contracts.

NOTE 19 – JOINT VENTURES/NON-CONTROLLING INTEREST

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. The agreement provided for the issuance of a $5 million promissory note with a conversion option. After conversion and an additional capital contribution of $13.8 million, Enbridge would receive a 20% direct ownership interest in Oregon Holdings. At the Company’s election, the agreement allows for an additional payment obligation of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% .

In September 2010, Oregon Holdings received funding under the $5 million convertible promissory note. On April 11, 2011, the note ($5,109,315 including accrued interest) was converted to an equity interest. On that same date, Enbridge provided an additional equity investment of $13 million and received 20% direct ownership interest in Oregon Holdings. Subsequent to the fiscal quarter ended June 30, 2011, the remaining funds were provided to Oregon Holdings that totals the $18.8 million stipulated in the original Operating Agreement. The Company has contributed $13 million to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations will be reflected in the statement of operations with the elimination of the non-controlling interest identified.

NOTE 20 – CUMULATIVE CHANGE IN ACCOUNTING ESTIMATE CAPITALIZATION POLICY

During the quarter ended June 30, 2011, it was noted by Company management that certain costs related to development activities incurred for USG Oregon LLC had been expensed in the prior period according to the capitalization policies instituted at that time that have been amended to match policies recommended by the external federal agency that is providing assistance for the Neal Hot Springs, Oregon project. The change in estimate adjustment capitalizes $262,305, which was previously reported as corporate administration, professional fees, and lease and equipment repairs that amounted to $2,498, $162,886, and $96,920; respectively.

NOTE 21 – SUBSEQUENT EVENT

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 9, 2011, which is considered to be the issuance date. The following event was identified for disclosure:

Oregon USG Holdings LLC Funding Completion
On July 6, 2011, Enbridge Inc. provided Oregon USG Holdings LLC the remaining funding of $690,685 (reduced by accrued interest) to total the $18.8 million outlined in the Operating Agreement. See Note 20 for additional contract and equity information.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2011 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter ended June 30, 2011, the Company was focused on:

1)	Constructing the new San Emidio Unit 1 power plant in Nevada;

2)	Drilling injection wells and start of construction for the Neal Hot Springs project;

3)	Preparing for and starting the repair of two wells at the Raft River project in Idaho (“Raft River Unit I”;

4)	Permitting and preparation of a drilling plan and schedule for expansion of the San Emidio project as part of the DOE Innovative Exploration program;

5)	Negotiating partnership terms for San Emidio Phases I and II and discussing development funding for Phase III;

6)	Optimizing the operations of the existing San Emidio power plant in Nevada;

7)	Conducting negotiations for a PPA and with potential equity partners for the El Ciebillo project in Guatemala; and

8)	The evaluation of potential new geothermal projects acquisitions.

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

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
				Resource
	Property Size	Temperature		Potential
Property	(square miles)	(°F)		(Megawatts)		Depth (Ft)	Technology
Raft River	10.8 (1)	275-302	(2)	127.0	(1)	4,500-6,000	Binary
San Emidio	35.8	289-305	(2)	64.0	(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347	(3)	50.0	(5)	2,500-3,000	Binary
Gerlach	5.6	338-352	(3)	18.0		TBD	Binary
Granite Creek	8.5	TBD		25.0	(6)	TBD	Binary
El Ciebillo	38.6	410-446	(3)	TBD		TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts was provided by Geothermex.

(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	A estimate by Black Mountain of 44.0 megawatts.
(5)	A third party resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.
(6)	An estimate provided by Geothermex.

Raft River Update

Raft River Energy Unit I, located in southern Idaho, is a binary cycle geothermal power plant with 13 net megawatts of installed capacity. The power plant achieved commercial operation in January 2008.

Raft River Unit I operated at 94.6% availability and generated an average of 6.8 net megawatts during the first fiscal quarter. For the 2010 calendar year, the plant averaged 8.39 net megawatts of generation with 97.7% availability. The plant is operating at reduced output due to the continued loss of temperature from production well RRG-7 and the shutdown of production well RRG-2.

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

On May 17, 2011, Raft River I Holdings, LLC consented to a repair plan for both RRG-2 and RRG-7. A Repair Services Agreement was executed between US Geothermal Services and Raft River Energy I LLC, whereby US Geothermal Services will provide up to $1.65 million in funding and manage the well repairs. The cost of the repairs will be repaid from project cash flow, and will be paid preferentially at a rate of 90% of increased cash created by the repairs. A fee of 12.75 % of the actual repair cost incurred will be paid to USG Services. The outstanding balance of the repair cost will also earn USG Services interest income at the rate of 12.0 % per-annum.

Well repairs on RRG-2 and RRG-7 were started in mid-May. At well RRG-7, the pump was pulled, reconditioned and has been reinstalled. A slough of formation material was identified in the open wellbore, and the drill ran a drill bit to the bottom of the well to clean it out and installed a perforated liner to insure that no more material would block the well. The primary focus of the RRG-7 repair was the injection of cement (a “squeeze job”) into a leaking lap joint to stop the inflow of cooler brine and restore the operating temperature of the well. The squeeze job was completed successfully and the well was put back on line July 2nd. The production temperature of the well has recovered to 296.5°F and is slowly increasing toward the former level of 299°F. Repair of well RRG-2 is still in progress.

The $10.2 million DOE cost-shared thermal fracturing program has been delayed while a NEPA evaluation was being done to address any potential seismic issues that may result from the program. The Company’s contributions are made in-kind by the use of the RRG-9 well, well field data, and monitoring support totaling $228,089. Eight solar powered seismic stations were installed in June 2010 to provide a base line of seismic data and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010. A delay in starting the injection program was caused by a NEPA issue and it is now expected that a drill rig will be mobilized to set casing down to the geologic formation targeted for the thermal fracture test, and the first phase of cold water injection will commence during the 3rd quarter of 2011.

Raft River Operating Agreement

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venturer tax partner allowed us to share the risks of ownership and monetize valuable tax credits and benefits. The joint venture partner structure allowed the project to monetize production tax credits which would not otherwise have been available to us. When Unit I generates full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for each of the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred. See Note 5 “Investment in Subsidiaries” in the financial statements for detail of cash payments from RREI.

The Company’s interests in the RREI as defined in the partnership agreements are summarized as follows:

		Years 1 – 4 (2008-2011)	Years 5 – 10 (2012-2017)	Years 11 – 20 (2018-2027)	Years 20 – 25 (2028-2032)
Cash Flow	RECs	70% (1)
	GAAP Income	1% (2)		49%	80%
	Lease Payments, O&M Services & Royalties	100%
	Distributions	Guaranteed min. payment	1% (3)	49%	80%
Tax Benefits		1% (2)		49%	80%

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

Neal Hot Springs Update

Neal Hot Springs is a commercial geothermal resource located in Eastern Oregon that has a 23 megawatt power plant under construction.

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

The EPC contractor has commenced site work and an office and shop complex has been constructed. The power plant area was cleared and grubbed, and excavations for the air cooled condenser foundations are being dug, compacted and formed.

After the long term flow test that was completed in January, a reservoir model was completed on March 24, 2011 by the Company’s consulting reservoir engineer, and after review, the DOE independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir was able to sustain the production necessary for the planned 23 megawatt project from the existing four production wells. An injection plan was developed as part of the plan, and drilling operations resumed in April 2011 to complete the injection well field for the project. A large diameter injection well, NHS-12 was drilled on the western boundary of the geothermal field to a depth of 6,000 feet. Two additional wells are currently being drilled; NHS-9 and T/G 20, and a third drill rig may be mobilized within the next month.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Idaho Power Company is responsible for the construction of the transmission line with the cost paid for by the project. A notice to proceed was issued to Idaho Power Company to commence procurement and construction of the transmission line on April 8, 2011. As of the end of the quarter, Idaho Power has constructed access roads and is in the process of setting poles along the transmission line route.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio, Nevada

The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under a power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on standby), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. During the first fiscal quarter ended June 30, 2011, the San Emidio plant operated at 98.1% availability and generated an average of 2.59 net megawatts during the period.

The San Emidio expansion will take place in three phases. Phase I is a repower, and Phases II and III will be the expansion. Phase I will utilize the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant now under construction and expected to be online in the fourth quarter of 2011. The Phase I repower is anticipated to cost approximately $32 million. The Phase II expansion is anticipated to cost approximately $50 million. For Phases I and II, the Company has made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. The Company was notified on May 10 that the loan guarantee application had been put on hold by the DOE due to budgetary constraints. A second letter was received on June 13 that confirmed that our application is still on hold, pending clarification of the possible availability of funds under the 2011 Continuing Resolution. We continue to seek clarification and reinstatement into the loan guarantee program. Discussions with several senior lenders for a long term loan to take out the SAIC construction loan are ongoing. Phase III is a further expansion planned a for 17.2 MW net utilizing two additional power modules similar to Phases I and II.

The Phase I repower began construction in the third calendar quarter of 2010. The Phase II expansion is anticipated to begin construction in the third calendar quarter of 2011 with commercial operations commencing in the second calendar quarter of 2013. The Company expects to utilize Investment Tax Credits in connection with both the repower and the Phase II expansion. Both Phases I and II required an amendment to the Sierra Pacific Power Purchase Agreement, as discussed below. Phase III is expected to follow construction of Phase II and be online by the fourth quarter of 2013. Both Phase II and Phase III are subject to successful development of additional production wells through exploration and drilling activities.

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

The Phase I power plant began construction in August of 2010, with final completion scheduled to occur during the 4th quarter 2011. All major foundations have been placed, main brine line tie to the new plant site completed, transmission line from the new plant site to the existing line installed, the fresh water line for the cooling tower installed, the chemical building completed, underground conduit installed, main transformer delivered and set, and the cooling tower erection is nearly complete. Other ongoing work includes installation of the cooling water circulation lines, and completing the plant site final grading in preparation for delivery of the equipment skids. The bulk of the major components for the power plant are scheduled to start arriving in late July and early August, an approximate 1 month delay to the equipment delivery schedule. The on-site construction work is ahead of schedule.

Phase II began development in the second calendar quarter of 2010 with commercial operations anticipated to commence in the second calendar quarter of 2013. The Company expects that the project will be granted about $28 million in ITC cash grant in lieu of PTC in connection with approximately $82 million Phase I and Phase II megawatt development.

On June 1, 2011, a PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for 19.9 megawatts of electricity. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the PPA. The PPA is subject to approval by the Public Utility Commission of Nevada.

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, the Benham Companies LLC, will execute the construction of an 8.6 net megawatt power plant at San Emidio, Nevada. TAS Energy of Houston, Texas will supply a modular power plant to the project. The financing agreement calls for the contractor to provide a non-recourse project loan for the estimated $32 million dollar project. The construction loan is expected to be repaid with a long term project loan.

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

The results of the innovative portion of the exploration program have been finalized and submitted to the DOE for review. Two zones along the 4.5 mile long San Emidio fault structure were identified as high quality targets for drilling. The program is designed to include drilling up to 10 – 2,000’ deep temperature gradient wells which will be followed by a full diameter production well. The drilling portion of the program under the grant is a 50-50 cost share with the DOE. Drill sites for the temperature gradient wells have been selected, and permitting is underway for a targeted 3rd Quarter 2011 start on the drilling program.

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

Operating Results

For the three months ended June 30, 2011, the Company reported a net loss of $2.4 million dollars ($0.03 loss per share) which represented a 61.9% increase from the same period in 2010. A notable favorable variance was reported for the San Emidio operations, and notable unfavorable variances were reported in professional and management fees, salaries and related costs, stock based compensation, and subsidiary operations.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses

For the three months ended June 30, 2011, the San Emidio plant reported a net loss of $16,818 ($75,065 net loss in 2010), which represented a 78.1% decrease in operating loss from the same period in 2010. Energy sales for the three months ended June 30, 2011, were $623,731, which was a 9.1% increase from the same period in 2010. Energy production for the quarter ended June 30, 2011 was consistent with production levels in the same period in 2010. The average rate received increased 7.1% from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. No energy credit revenues were earned in the quarter ended June 30, 2010 ($38,339 earned in the quarter ended June 30, 2011).

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended June 30,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	623,731	94.2	571,646	100.0	52,085	9.1
Energy credit sales	38,339	5.8	-	-	38,339	-
	662,070	100.0	571,646	100.0	90,424	15.8

Operating expenses:
General and administrative	74,068	11.3	59,786	10.5	(14,282)	(23.9)
Salaries and related costs	267,854	40.5	198,761	34.8	(69,093)	(34.8)
Operations:
Repairs and maintenance	11,482	1.7	35,892	6.3	24,410	68.0
Other	59,804	9.0	92,690	16.2	32,886	35.5
Rent and lease	6,005	0.9	9,384	1.6	3,379	36.0
Purchased utilities	13,638	2.1	13,671	2.4	33	0.2
Depreciation and amortization	246,038	37.2	238,087	41.6	(7,951)	(3.3)
	678,889	102.5	648,271	113.4	(30,617)	(4.7)

Net Loss	(16,819)	(2.5)	(76,625)	(13.4)	59,807	78.1

%* - represents the percentage of total operating revenues. %** - represents the percentage of change from 2010 to 2011.

Key quarterly production data is summarized as follows:

			Ave. Rate		Depreciation
	Kilowatt	Energy	per		&
	Hours x	Sales	Kilowatt-	Net Loss	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
June 30, 2009	2,851	243,752	0.0855	(589,082)	200,972
September 30, 2009	5,224	540,841	0.1035	(46,118)	207,066
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038

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

The Company’s gain from RREI of $38,677 for the three months ended June 30, 2011, decreased $34,412 (47.1%) from the same period in 2010. Under the current terms of the operating agreement, the Company receives 70% of energy credit sales generated by RREI. In May 2011, the repairs of wells RRG-2 and RRG-7 began under a repair service agreement between the two partners. The many repair activities along with the already under performing wells resulted in production decreases. Production decreased 19.6% in the quarter ended June 30, 2011, from the same period in 2010. The production decrease directly affected the renewable energy credit revenue which was down $29,548 (25.8%) . During the current quarter, repairs at well RRG-7 included a pump rebuild, sealing of a cold water leak, well clean out, and installation of a perforated liner. The repairs were completed in July 2011, and the well is functioning up to expectations. Well RRG-2 repairs included a pump rebuild, liner replacement and removal of an obstruction. RRG-2 repairs have not been completed. The combined repair costs have exceeded $1.25 million as of June 30, 2011 ($818,149 under the repair service agreement).

The summarized statements of operations for RREI are as follows:

	Three Months Ended June 30,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	651,059	88.5	806,439	87.6	(155,380)	(19.3)
Energy credit sales	84,846	11.5	114,394	12.4	(29,548)	(25.8)
	735,905	100.0	920,833	100.0	(184,928)	(20.1)
Operating expenses:
General operations	731,807	99.4	855,969	93.0	1,408,784	14.5
General repairs and maintenance	662,557	90.0	136,907	14.9	(525,650)	(383.9)
Repairs under repair service agreement	818,149	111.2	-	0.0	(818,149)	-
Depreciation and amortization	1,535,487	69.4	512,211	55.6	1,844	0.4
	2,722,880	370.0	1,505,087	163.4	1,217,793	(80.9)
Operating loss	(1,986,975)	(270.0)	(584,254)	(63.4)	(1,402,721)	63.4
Other income	302	0.0	50	0.0	252	504.0
Net loss	(1,986,673)	(270.0)	(584,204)	(63.4)	(1,402,469)	(240.1)
U.S. Geothermal Inc.’s allocation of net loss	38,677		73,089		(34,412)	(47.1)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

Key quarterly production data is summarized as follows:

	Kilo-		Renewable	Net Income (Loss)
	watt	Energy	Energy		USG’s
	Hours x	Sales	Credit Sales	Totals	Portion
Quarter Ended:	1,000	($)	($)	($)	($)
June 30, 2009	15,479	848,176	109,873	(1,592,374)	58,831
September. 30, 2009	17,940	1,253,724	125,788	(450,307)	82,312
December 31, 2009	19,602	1,352,016	133,644	76,634	92,981
March 31, 2010	20,252	1,158,710	131,621	(102,333)	89,805
June 30, 2010	17,599	806,439	114,394	(584,204)	73,089
September 30, 2010	16,116	1,019,499	104,733	(123,032)	71,035
December 31, 2010	17,878	1,173,232	113,090	(13,931)	77,893
March 31, 2011	16,898	914,457	101,382	321,507	66,739
June 30, 2011	14,144	689,448	84,846	(1,986,673)	38,677

Professional and Management Fees

For the three months ended June 30, 2011, the Company incurred professional and management fees of $1,266,767, which was an increase of $711,219 (128.0%) from the same period in 2010. The primary difference related to $1,088,091 in fees paid in the current quarter to a placement agent for obtaining the equity partner in the Neal Hot Springs, Oregon project.

Salaries and Wages

For the three months ended June 30, 2011, the Company reported $599,036 in salaries and related costs, which was an increase of $128,982 (27.4%) from the same period in 2010. During the current quarter, the Company added an additional management and development employee and paid bonuses which totaled $450,000. A significant port of the overall compensation increases were offset by a higher percentage of salaries and related costs that were allocated to capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling and reservoir evaluation. At San Emidio, salary cost allocations have been made for efforts primarily related to the transmission line studies, the new power plant design, and on site construction for Phase I of the project.

Management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Three Months Ended June 30,
	2011	2010	Variance
Company/Project	$	$	$	%
USG Nevada LLC, San Emidio Phase I	157,310	28,020	129,290	461.4
USG Oregon LLC, Neal Hot Springs Project	231,527	108,845	122,682	112.7
	388,837	136,865	251,972	184.1

% - represents the percentage of change from 2010 to 2011.

Stock Based Compensation

For the three months ended June 30, 2011, the Company reported $534,898 in stock based compensation, which was an increase of $367,884 (220.3%) from the same period in 2010. The variance was primarily a function of the value assigned to stock option grants. On June 3, 2011, the Board of Directors approved a grant of 2,590,000 stock options to employees. In the prior year, the stock option grant was not approved until September 10, 2010.

Off Balance Sheet Arrangements

As of June 30, 2011, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2011 are adequate to fund our general operating activities through March 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

On March 7, 2011, the Company closed a direct registered placement of 5,000,000 shares of Common Stock at a price of $1.00 per share for gross proceeds of $5 million. Each investor also received a Common Stock Purchase Warrant exercisable for 50% of number of shares of Common Stock purchased. Each Warrant will entitle the holder to purchase one additional share of Common Stock for $1.075 per share. The Warrants expire March 3, 2012. The issue included a placement agent fee of 112,000 Common Shares and 56,000 Warrants plus expenses of approximately $15,000. The securities were offered by the Company pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), which became effective on December 31, 2010. A prospectus supplement relating to the offering was filed with the SEC on February 28, 2010. After deducting for fees and expenses, the net proceeds were approximately $4.95 million. The net proceeds of the offering will be used for general working capital, including exploration, development and expansion of its geothermal properties

On February 24, 2011, the Company completed the financial closing with the U.S. Department of Energy (“DOE”) of a $96.8 -million loan guarantee to construct its planned 23-megawatt-net power plant at Neal Hot Springs in Eastern Oregon. Neal Hot Springs is the first geothermal project to complete a loan guarantee under DOE’s Title XVII loan guarantee program, which was created by the Energy Policy Act of 2005 to support the deployment of innovative clean energy technologies. The DOE loan guarantee will guarantee a loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 -million Federal Financing Bank loan represents 75% of total project cost. When combined with the previously announced equity investment by Enbridge Inc., the loan provides 100% of the anticipated capital remaining to fully construct the project.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended March 31, 2011, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments

At June 30, 2011, the Company held investments of $5,354,080 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk

The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At quarterly period ended June 30, 2011, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2010 and in our quarterly report on Form 10-Q for the quarter ended September 30, 2010. There have been no material changes in the risk factors during the quarter ended June 30, 2011.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 9, 2011	By: /s/ Daniel J. Kunz
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: August 9, 2011
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit Number	Description
10.1	Employment Agreement between U.S. Geothermal Inc. and Douglas Glaspey dated April 1, 2011 (incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K filed on April 6, 2011)
10.2	Employment Agreement between U.S. Geothermal Inc. and Kerry Hawkley dated April 1, 2011 (incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K filed on April 6, 2011)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002