Form 10-Q
period 2011-09-30
US GEOTHERMAL INC
filed 2011-11-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 9, 2011
Common stock, par value	84,942,841
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended September 30, 2011

INDEX

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2011. The results of operations for the six months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2012.

U.S. GEOTHERMAL INC.
________

Consolidated Financial Statements
September 30, 2011

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	September 30, 2011	March 31, 2011

ASSETS

Current:
Cash and cash equivalents	$1,845,742	$8,098,905
Restricted cash (note 3)	2,870,000	645,000
Receivable from subsidiary	555,964	282,257
Trade accounts receivable	499,664	532,605
Other current assets	128,857	164,239
Total current assets	5,900,227	9,723,006

Deposit on mineral rights purchase	200,000	200,000
Note receivable from subsidiary (note 4)	1,164,712	-
Investment in equity securities (note 5)	74,910	178,486
Investment in subsidiaries (note 6)	17,932,399	17,968,651
Property, plant and equipment, net of accumulated depreciation (note 7)	83,226,167	40,295,117
Intangible assets, net of accumulated amortization (note 8)	16,844,945	16,957,708

Total assets	$125,343,360	$85,322,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,669,560	$940,563
Related party accounts payable	12,973	2,338
Current portion of capital lease obligation	13,217	12,736
Promissory note payable, current	-	230,000
Total current liabilities	1,695,750	1,185,637

Long-term Liabilities:
Capital lease obligation, less current portion	7,644	14,372
Stock compensation payable	190,319	1,527,829
Convertible loan payable (note 12)	2,125,000	5,132,740
Retention payable (note 17)	3,455,965	-
Construction loans payable (note 11)	34,239,179	11,651,861
Total liabilities	41,713,857	19,512,439

Commitments and Contingencies (note 17)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2011 and March 31, 2011 were: 84,838,456 and 84,761,956; respectively)	84,838	84,762

Additional paid-in capital	92,551,741	90,283,987
Accumulated other comprehensive income	5,415	108,990
Accumulated deficit	(28,571,244)	(25,308,177)
	64,070,750	65,169,562

Non-controlling interest (note 18)	19,558,753	640,967
Total stockholders’ equity	83,629,503	65,810,529

Total liabilities and stockholders’ equity	$125,343,360	$85,322,968

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating Revenues:
Energy sales, San Emidio	$629,582	$636,256	$1,253,313	$1,207,901
Energy credit sales, San Emidio	30,484	23,885	68,824	23,885
Land, water, and mineral rights lease	45,012	45,012	90,024	90,024
Management fees	62,500	62,500	125,000	125,000
Gain from investment in subsidiary	55,430	71,035	94,107	144,125
Total operating revenues	823,008	838,688	1,631,268	1,590,935

Operating Expenses:
Consulting fees	782	-	2,845	11,678
Corporate administration	196,073	204,070	464,037	426,370
Professional and management fees	259,550	183,559	1,526,317	739,107
Salaries and wages	249,751	250,246	848,787	720,300
Stock based compensation	317,146	407,468	852,043	574,481
Travel and promotion	72,629	106,630	110,015	220,661
Plant operations, San Emidio	614,189	660,546	1,293,078	1,308,817
Lease and equipment repair	38,903	30,119	73,647	85,395
Total operating expenses	1,749,023	1,842,638	5,170,769	4,086,809

Loss from Operations	(926,015)	(1,003,950)	(3,539,501)	(2,495,874)

Other Income (Loss):
Foreign exchange gain (loss)	2	(259)	2	(5,045)
Other income	-	18,833	-	20,394
Interest income	3,432	13,825	8,913	30,489
Total other income	3,434	32,399	8,915	45,838

Net Lose Before Accumulated Change	(922,581)	(971,551)	(3,530,586)	(2,450,036)

Accumulated effect on prior period application of capitalization policy	-	-	262,305	-

Net Loss	(922,581)	(971,551)	(3,268,281)	(2,450,036)

Net loss attributable to the non- controlling interest	538	4,590	5,214	8,514

Net Loss Attributable to U.S. Geothermal Inc.	(922,043)	(966,961)	(3,263,067)	(2,441,522)

Other Comprehensive Income:
Unrealized loss on investment in equity securities	(35,786)	(22,566)	(103,575)	(35,938)

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(957,829)	$(989,527)	$(3,366,642)	$(2,477,460)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding for Basic and Diluted	84,838,456	78,647,776	84,836,784	78,647,776

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Six Months Ended September 30,
	2011	2010

Operating Activities:
Net loss	$(3,268,281)	$(2,450,036)
Add non-cash items:
Depreciation and amortization	524,616	622,494
Gain on operations of subsidiary	(94,107)	(144,125)
Foreign exchange loss	-	4,787
Loss on equity investment	-	4,964
Stock based compensation	852,043	574,481
Change in non-cash working capital items:
Accounts receivable	(264,191)	(354,909)
Accounts payable and accrued liabilities	16,401	2,513
Prepaid expenses & other	35,382	13,042
Total cash used by operating activities	(2,198,137)	(1,726,789)

Investing Activities:
Purchases of property, plant and equipment	(14,451,389)	(5,400,090)
Deposit on mineral rights purchase	-	(200,000)
Issuance of note receivable from subsidiary	(1,164,712)	-
Distributions received from subsidiary	130,359	185,689
Cash restricted by regulating entities	(2,225,000)	(60,000)
Total cash used by investing activities	(17,710,742)	(5,474,401)

Financing Activities:
Issuance of common stock, net of issuance costs	78,278	-
Proceeds from note payable	-	5,000,000
Principal payment on promissory note	(230,000)	-
Proceeds from non-controlling interest	13,813,685	1,000
Principal payments on capital lease	(6,247)	(5,801)
Total cash provided by financing activities	13,655,716	4,995,199

Decrease in Cash and Cash Equivalents	(6,253,163)	(2,205,991)

Cash and Cash Equivalents, Beginning of Period	8,098,905	12,970,612

Cash and Cash Equivalents, End of Period	$1,845,742	$10,764,621

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$723,398	$1,146,381
Construction and development costs from construction loans	28,168,283	1,450,000
Debt converted to non-controlling interest	5,109,315	-

Other Items:
Interest paid	3,548	5,095

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMALINC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended September 30, 2011 and the Year Ended March 31, 2011
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2010	78,647,776	$78,648	$83,667,011	$(21,353,761)	$136,693	$657,887	$63,186,478

Capital stock issued as result of a direct placement closed March 4, 2011, net of issuance costs	5,112,000	5,112	4,926,877	-	-	-	4,931,989
Stock issued from the exercise of stock options	297,180	297	328,318	-	-	-	328,615
Stock issued for the stock compensation plan (restricted shares)	235,000	235	232,415	-	-	-	232,650
Stock issued, restricted until vesting period complete (note 14)	470,000	470	28,252	-	-	-	28,722
Initial formation contribution by non-controlling interest in Oregon USG Holdings, LLC	-	-	-	-	-	1,000	1,000
Stock compensation liability	-	-	1,101,114	-	-	-	1,101,114
Unrealized loss on investment	-	-	-	-	(27,703)	-	(27,703)
Net loss	-	-	-	(3,954,416)	-	(17,920)	(3,972,336)

Balance at March 31, 2011	84,761,956	84,762	90,283,987	(25,308,177)	108,990	640,967	65,810,529

Contribution of equity and note conversion by non-controlling interest (note 19)	-	-	-	-	-	18,109,315	18,109,315
Equity contribution by non-controlling interest (note 19)						813,685	813,685
Stock issued from the exercise of stock options	76,500	76	83,215				83,291
Broker fees from capital stock issued on March 4, 2011	-	-	(5,015)	-	-	-	(5,015)
Stock compensation liability	-	-	2,061,609	-	-	-	2,061,609
Stock issued for the stock compensation plan (restricted shares)	-	-	127,945	-	-	-	127,945
Unrealized loss on investment - unaudited	-	-	-	-	(103,575)	-	(103,575)
Net loss - unaudited	-	-	-	(3,263,067)	-	(5,214)	(3,268,281)

Balance at September 30, 2011 - unaudited	84,838,456	$84,838	$92,551,741	$(28,571,244)	$5,415	$19,558,753	$83,629,503

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2011
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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2011 and March 31, 2011, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At September 30, 2011, the Company’s total cash balance, excluding money market funds, was $2,514,318, and bank deposits amounted to $2,570,098. The difference was due to outstanding checks and deposits. Of the bank deposits, $1,902,959 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $2,199,223 and were not subject to deposit insurance.

Equity Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates this designation as of each balance sheet date. The Company classifies these securities as either held-to-maturity, trading, or available-for-sale. All marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it does not intend to actively buy and sell for short-term profits. The Company's investments are subject to market risk, primarily interest rate and credit risk. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of September 30, 2011.

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

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2011 and March 31, 2011, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents at September 30, 2011 and March 31, 2011 were 100,378,123 and 102,665,193; respectively.

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	September	March 31,
State Agency	30, 2011	2011
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	275,000	175,000
U.S. Department of Energy – Construction Loan Bond	2,125,000	-

	$2,870,000	$645,000

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The construction bond is required by the Loan Guarantee Agreement with the Department of Energy at Neal Hot Springs and will convert to a plant reserve fund upon completion of the plant facility.

NOTE 4 – LONG TERM NOTE RECEIVABLE FROM SUBSIDIARY

On May 17, 2011, Raft River I Holdings, LLC consented to a repair plan for both under performing wells utilized by Raft River Energy I, LLC (wells RRG-2 and RRG-7). A Repair Services Agreement was executed between U.S Geothermal Services, LLC (“USG Services”) and Raft River Energy I LLC, whereby USG Services will provide up to $1.65 million in funding and manage the well repairs. The cost of the repairs will be repaid preferentially from project cash flow at a rate of 90% of increased cash created by the repairs. A management fee of 12.75% of the actual repair cost incurred will be paid to USG Services. The outstanding balance of the repair cost will also earn USG Services interest income at the rate of 12.0% per-annum. At September 30, 2011, the total loan balance was $1,164,712 and was considered to be long term.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of a publicly traded geothermal corporation) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized gains	108,990
Foreign exchange losses	(19,019)
Fair value at March 31, 2011	178,486

Net unrealized losses	(96,227)
Foreign exchange gains	(7,349)
Fair value at September 30, 2011	$74,910

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

As of September 30, 2011, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

RREI’s latest financial information is summarized as follows:

	(Unaudited)
	September 30,	December 31,	December 31,
	2011	2010	2009

Total current assets	$775,882	$808,084	$808,084
Property and equipment	44,416,060	47,993,261	47,993,261
	$45,191,942	$48,801,345	$48,801,345

Total liabilities	$1,876,177	$791,116	$791,116
Total members’ equity	43,315,765	48,010,229	48,010,229
	$45,191,942	$48,801,345	$48,801,345

	(Unaudited)
	Nine Months
	Ended September	Year Ended	Year Ended
	30, 2011	December 31, 2010	December 31, 2009

Operating revenues	$2,743,108	$4,542,477	$4,718,949
Operating loss	(2,811,785)	(747,544)	(2,278,806)
Net loss	(2,812,392)	(747,396)	(2,270,718)

U.S. Geothermal Inc., portion of net earnings	$160,701	$375,053	$279,072

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits and 1% of all other profits and losses.

The Company’s investment in the RREI has changed since March 31, 2009 as follows:

		Increase (Decrease) in
Period Ended	Activity	Investment

March 31, 2009	Investment Account Balance	$18,496,568
	Cash distributions	(722,222)
	Allocation of profit/loss	323,929
March 31, 2010	Investment Account Balance	18,098,275
	Cash distributions	(418,236)
	Allocation of profit/loss	288,612
March 31, 2011	Investment Account Balance	17,968,651
	Cash distributions	(130,359)
	Allocation of profit/loss	94,107
September 30, 2011	Investment Account Balance	$17,932,399

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2011, the Company was primarily focused on the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, well NHS #9 was started and substantially completed at a cost of approximately $2.67 million. Construction costs that exceeded $580,000 were incurred for well NHS #13. This well was started during the current quarter and is expected to be completed next quarter. Construction activities of the buildings and power plant equipment/components continued that amounted to approximately $10.5 million. At San Emidio, costs of approximately $4.6 million were incurred for the construction of the new power plant. The new plant is expected to be completed in November 2011. Exploration drilling was conducted that amounted to over $702,000.

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

Property, plant and equipment, at cost, are summarized as follows:

	September 30, 2011	March 31, 2011
Land	$652,507	$652,507
Power production plant	2,275,474	2,275,474
Wells	3,617,312	3,617,312
Furniture and equipment	990,671	874,132
	7,535,964	7,419,425
Less: accumulated depreciation	(2,805,037)	(2,426,017)
	4,730,927	4,993,408
Construction in progress	78,495,240	35,301,709

	$83,226,167	$40,295,117

For the three months ended September 30, 2011, the Company incurred interest costs of $256,935 of which $254,581 was capitalized as a component of the Neal Hot Springs and San Emidio projects. Interest costs incurred during the six months ended September 30, 2010 were not significant and no interest was capitalized.

Depreciation expense was charged to operations for the following periods:

	September 30,	September 30,
	2011	2010

Three months ended	$164,720	$273,154
Six months ended	$386,853	$484,731

Changes in Construction in Progress for the periods ended September 30, 2011 and March 31, 2011, are summarized as follows:

	For the Six
	Months Ended	For the Year
	September 30,	Ended
	2011	March 31, 2011
Beginning balances	$35,301,709	$11,225,304
Current development construction	43,444,717	25,300,205
Grant reimbursements	(251,186)	(1,223,800)
Transfers into production	-	-
Write-off of unsuccessful projects	-	-
Ending balances	$78,495,240	$35,301,709

Construction in Progress, at cost, consisted of the following projects/assets by location at September 30, 2011 and March 31, 2011, are as follows:

	September 30, 2011	March 31, 2011
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$1,000,750	$1,000,273
Unit II, well construction	2,888,870	2,888,972
Grant reimbursements	(791,688)	(791,687)
	3,097,932	3,097,558
San Emidio, Nevada:
Power plant (Re-power project)	24,719,573	12,104,457
Interconnection studies for transmission line	238,386	197,679
Well construction	4,425,338	3,396,408
Grant reimbursements	(683,100)	(432,113)
	28,700,197	15,266,431
Neal Hot Springs, Oregon:
Wells	21,137,535	12,546,127
Buildings and site preparation	23,645,133	4,064,074
Transmission lines and substation	1,914,442	327,519
	46,697,111	16,937,720

	$78,495,240	$35,301,709

NOTE 8 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized as follows:

	September 30,
	2011	March 31, 2011

In operation:
Geothermal and mineral rights	$8,265,800	$8,265,800
Less: accumulated amortization	(941,383)	(803,620)
	7,324,417	7,462,180
Inactive:
Surface water rights	5,469,861	5,469,861
Geothermal and mineral rights	4,050,667	4,025,667

	$16,844,945	$16,957,708

Estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Years ending September 30,
2012	$275,527
2013	275,527
2014	275,527
2015	275,527
2016	275,527

$1,377,635

Amortization expense was charged to operations for the following periods:

	September 30,	September 30,
	2011	2010

Three months ended	$68,882	$68,882
Six months ended	$137,763	$137,763

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

At September 30, 2011, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $7,993,000 (March 31, 2011 - $6,743,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2011 and March 31, 2011.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at September 30, 2011 and March 31, 2011 were as follows:

	September 30,	March 31,
	2011	2011
Deferred tax assets*:
Net operating loss carry forward	$7,561,000	$6,379,000
Stock based compensation	969,000	806,000

Deferred tax liabilities*:
Depreciation and amortization	(537,000)	(442,000)
Net deferred income tax asset	7,993,000	6,743,000
Deferred tax asset valuation allowance	(7,993,000)	(6,743,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years ended March 31,
	2011	2010
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.2%

At September 30, 2011, the Company had net income tax operating loss carry forwards of approximately $20,886,000 ($13,678,000 in March 31, 2011), which expire in the years 2023 through 2031. The change in the allowance account from March 31, 2011 to September 30, 2011 was $1,250,000.

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the years ended March 31, 2011, 2010 and 2009, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the fiscal years ended March 31, 2011, 2010, and 2009, could be subject to agency examinations as of September 30, 2011. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 10 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 at the end of the lease term scheduled for November 2012. At September 30, 2011, equipment under capital lease amounted to $53,450 ($30,288 accumulated amortization). The schedule of minimum lease payments is as follows:

Years Ending June 30,	Principal	Interest	Totals
2012	$13,217	$1,099	$14,316
2013	7,644	87	7,731
	$20,861	$1,186	$22,047

NOTE 11 – CONSTRUCTION NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (the “Loan Guarantee”) to construct its planned 23-megawatt-net power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. Advances to date are August 31, 2011 of $2,328,421 at 2.997% and September 28, 2011 of $10,043,467 at 2.755% . Future advances covered by the Loan Guarantee will carry interest at a rate of 0.375% per annum over the U.S. Treasury bill rate of comparable maturities as of the date of each advance. All advances will be made under the Future Advance Promissory Note (“the Note”) dated February 23, 2011. The maximum principal amount of the Note is approximately $93.8 million. No advances may be made under the Note after April 10, 2013. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. At September 30, 2011, the loan balance totaled $12,379,140, including accrued interest, and the entire balance was considered to be long-term.

Benham Contractors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with Benham Constructors LLC (“Benham”). Benham will be the primary contractor in the relocation and replacement of the existing power plant. The new 8.6 net megawatt power plant is expected to cost approximately $25 million, and is expected to be completed during the 4th quarter 2011. Upon completion, the USG Nevada LLC will pay the debt in full within 30 days of receipt of the final statement prepared by Benham. Interest will accrue on outstanding balance at 9.5% per annum. When due, the Company expects to obtain funds to repay the loan balance with a long-term project loan. The loan is non-recourse and is secured by the Project’s assets. Title of all work and materials shall pass to the Company the later of delivery to the Site or upon payment in full. At September 30, 2011, the loan balance totaled $21,860,039, including accrued interest, and the entire balance was considered to be long-term.

NOTE 12 – CONVERTIBLE NOTE PAYABLE

August 2011 Convertible Note
On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with the other equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and will accrue interest at a rate of 4.75% per annum. The loan balance plus accrued interest will convert to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014. Conversion events include the loss of federal funding to the Project. The converted balance would increase Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. At September 30, 2011, the loan balance totaled $2,125,000. The entire balance was considered to be long-term.

September 2010 Convertible Note
In September 2010, Oregon Holdings entered into a convertible loan agreement with Enbridge Inc. In April 2011, the U.S. Department of Energy guaranteed project loan was closed which triggered the terms of the conversion agreement. The unsecured convertible promissory note in the amount of $5,000,000 was converted to an equity interest in Oregon Holdings. With the note conversion and the additional capital contribution of $13.8 million, Enbridge, Inc. received a 20% ownership interest in Oregon Holdings.

NOTE 13 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six months ended September 30, 2011, the Company issued 76,500 common shares to employees of the Company upon exercise of stock options.

On March 10, 2011, the Company issued 705,000 shares for the stock compensation plan (restricted shares) approved on September 10, 2010. The shares will be distributed to qualified recipients according to the approved vesting schedule. See Note 14 for details.

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

NOTE 14 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2011, the Company can issue stock option grants totaling up to 12,725,768 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants are stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2011, the Company had 8,132,625 options granted and outstanding.

On September 12, 2011, the Company granted 100,000 stock options to a director exercisable at a price of $0.60 until September 12, 2016.

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

The following table reflects the summary of stock options outstanding at March 31, 2010 and changes during for the year ended March 31, 2011 and the six months ended September 30, 2011:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2010	5,729,875	$1.49	$0.92	$5,296,029
Forfeited	(29,500)	2.00	0.66	(19,597)
Exercised	(297,180)	0.99	0.99	(294,066)
Granted	1,300,000	0.86	0.58	752,206
Balance outstanding, March 31, 2011	6,703,195	1.38	0.86	5,734,572

Forfeited	(1,105,320)	1.00	1.02	(1,122,467)
Exercised	(76,500)	1.00	1.02	(77,868)
Granted	2,590,000	0.83	0.49	1,269,100
Balance outstanding, June 30, 2011	8,111,375	1.26	0.72	5,803,337
Forfeited	(78,750)	1.15	1.10	(86,626)
Exercised	-	-	-	-
Granted	100,000	0.60	0.36	36,070
Balance outstanding, September 30, 2011	8,132,625	$1.26	$0.71	$5,752,781

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

The following table summarizes information about the stock options outstanding at September 30, 2011:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.40 CDN	157,500	0.31	157,500	139,271
2.41	652,500	0.81	652,500	460,975
2.22	1,465,000	1.63	1,465,000	1,786,417
1.78	95,000	1.99	95,000	81,172
0.92	1,704,625	2.65	1,704,625	1,204,713
1.58	68,000	2.98	68,000	26,435
0.86	1,300,000	3.95	975,000	564,155
0.83	2,590,000	4.68	647,500	317,275
0.60	100,000	4.95	25,000	9,018
$ 1.26	8,132,625	3.15	5,790,125	$4,589,431

The following table summarizes information about the stock options outstanding at March 31, 2011:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.00 CDN	1,170,820	0.03	1,170,820	$1,188,983
1.15 CDN	78,750	0.33	78,750	86,626
1.40 CDN	157,500	0.81	157,500	139,271
2.41	652,500	1.31	652,500	460,975
2.22	1,465,000	2.13	1,465,000	1,786,417
1.78	95,000	2.49	95,000	81,172
0.92	1,715,625	3.15	1,715,625	1,212,487
1.58	68,000	3.48	68,000	26,435
0.86	1,300,000	4.45	650,000	376,103
$ 1.38	6,703,195	2.36	6,053,195	$5,358,469

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2010 and changes during the year ended March 31, 2011 and the six months ended September 30, 2011 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2010	913,500	$0.95	$0.69
Granted	1,300,000	0.86	0.58
Vested	(1,557,500)	0.90	0.66
Forfeited	(6,000)	1.58	0.39
Nonvested, March 31, 2011	650,000	0.86	0.58
Granted	2,590,000	0.83	0.49
Vested	(647,500)	0.83	0.49
Forfeited	-	-	-
Nonvested, June 30, 2011	2,592,500	0.84	0.51
Granted	100,000	0.60	0.36
Vested	(350,000)	0.84	0.56
Forfeited	-	-	-
Nonvested, September 30, 2011	2,342,500	$0.83	$0.50

As of September 30, 2011, there was $581,018 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at September 30, 2011 and March 31, 2011 was $724,099 and $167,014; respectively.

Stock Compensation Plan (Restricted Shares)

On September 10, 2010, the Company granted officers, directors and select employees 705,000 common shares that will be distributed in three six-month vesting periods. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting periods. After vesting, there are no restrictions on the shares. On March 10, 2011, the 705,000 common shares were issued to the recipients and held by the Company. All of these shares were considered to be issued and outstanding. On March 11, 2011, 235,000 common shares vested valued at $0.99 per share, and the shares were released to the qualified recipients. On September 11, 2011, 235,000 common shares vested valued at $0.60 per share and the shares were released to the qualified recipients. The current outstanding 235,000 shares are scheduled to vest on March 11, 2012.

Stock Purchase Warrants

At September 30, 2011, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
March 4, 2012	56,000	$1.075	2,500,000	$1.075
February 23, 2013	-	-	500,000	$5.000
September 16, 2015	246,285	$1.250	4,104,757	$1.250

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of September 30, 2011 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$2,199,223	$2,199,223	$-	$-
Investment in equity securities	74,910	-	74,910	-
	$2,274,133	$2,199,223	$74,910	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

There were no changes in Level 3 assets measured for the six months ended September 30, 2011 and 2010.

NOTE 16 - RELATED PARTY TRANSACTIONS

At September 30, 2011 and March 31, 2011 the amounts of $12,973 and $2,338; respectively, were payable to directors and officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC (“RREI”) owed the Company $2,225,524 and $282,257 at September 30, 2011 and March 31, 2011; respectively, for operating and maintenance expenses. The current receivable balance is comprised of unsecured demand obligations due within twelve months. See Note 4 for the terms of the long term liability. The Company received the following revenues from RREI:

	For the Six Months Ended
	September 30,
	2011	2010
Management fees	$125,000	$125,000
Lease and royalties	90,024	90,024
	$215,024	$215,024

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

The Company paid directors fees in the amounts of $77,500 and $45,000 for the six months ended September 30, 2011 and 2010; respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for six months ended September 30, 2011 and 2010, totaling $132,764 and $95,549; respectively.

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

Office Lease
The Company signed a one year lease contract January 2011 for general office space for the executive office located in Boise, Idaho. The contract includes two one year renewal options for the Company. The lease payments are due in monthly installments of $6,160. The Company incurred total office lease expenses under the current contract and the prior contract for six months ended September 30, 2011 and 2010, totaling $36,960 and $35,884; respectively.

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

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retainage levels generally amount to 10% of incurred costs. At September 30, 2011, the retention payable balance was $1,125,730. Currently, management does not have any performance concerns on these contracts.

Retention Liability on USG Nevada LLC Construction Contract
The USG Nevada LLC signed a contract with the primary contractor involved in the power plant construction at San Emidio, Nevada. The contract allows for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retainage levels generally amount to 10% of incurred costs. At September 30, 2011, the retention payable balance was $2,330,235. Currently, management does not have any performance concerns on these contracts.

NOTE 18 – JOINT VENTURES/NON-CONTROLLING INTEREST

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% . The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations will be reflected in the statement of operations with the elimination of the non-controlling interest identified.

NOTE 19 – CUMULATIVE CHANGE IN ACCOUNTING ESTIMATE CAPITALIZATION POLICY

During the quarter ended September 30, 2011, it was noted by Company management that certain costs related to development activities incurred for USG Oregon LLC had been expensed in the prior period according to the capitalization policies instituted at that time that have been amended to match policies recommended by the external federal agency that is providing assistance for the Neal Hot Springs, Oregon project. The change in estimate adjustment capitalizes $262,305, which was previously reported as corporate administration, professional fees, and lease and equipment repairs that amounted to $2,498, $162,886, and $96,920; respectively.

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

  our exploration and development prospects, projects and programs, including timing and cost of construction of new projects and expansion of existing projects;

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2011 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter ended September 30, 2011, the Company was focused on:

1)	Constructing the new San Emidio Unit 1 power plant in Nevada;
2)	Drilling injection wells and construction for the Neal Hot Springs project in Oregon;
3)	Completing the repair of one well at Raft River Unit I and a partial repair on a second well;
4)	Started the drilling of observation wells for the San Emidio Phase II project in conjunction with the DOE Innovative Exploration program;
5)	Negotiating partnership terms for San Emidio Phases I and II and discussing development funding for Phase III;
6)	Optimizing the operations of the existing San Emidio power plant in Nevada;
7)	Conducting negotiations for a PPA and with potential equity partners for the El Ciebillo project in Guatemala; and
8)	The evaluation of potential new geothermal projects acquisitions.

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

(1)

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”) may provide up to $23.8 million in funds for the Neal Hot Springs geothermal project. After the planned debt conversion and additional contribution in April and August of 2011, Enbridge has contributed $18.8 million which they have received a 20% ownership interest in the project.

(2)

As part of the financing package for Unit I of the Raft River project, we have contributed $16.5 million in cash and approximately $1.5 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project.

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	64.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	TBD	TBD	Binary
El Ciebillo	38.6	410-446 (3)	25.0(6)	TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts was provided by Geothermex.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	A estimate by Black Mountain of 44.0 megawatts.
(5)	A third party resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate..

Raft River Update
Raft River Energy Unit I, located in southern Idaho, is a binary cycle geothermal power plant with 13 net megawatts of installed capacity. The power plant achieved commercial operation in January 2008.

Raft River Unit I operated at 97.8% availability and generated an average of 6.3 net megawatts during the second fiscal quarter. For the 2010 calendar year, the plant averaged 8.39 net megawatts of generation with 97.7% availability. The plant operated at reduced output during the quarter due to hot summer temperatures, well repair operations on production well RRG-7, the continued shutdown of production well RRG-2 and planned repair outages.

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

Well repairs on RRG-2 and RRG-7 were started in mid-May. At well RRG-7, the pump was pulled, reconditioned and has been reinstalled. A slough of formation material was identified in the open wellbore, and the drill ran a drill bit to the bottom of the well to clean it out and installed a perforated liner to insure that no more material would block the well. The primary focus of the RRG-7 repair was the injection of cement (a “squeeze job”) into a leaking lap joint to stop the inflow of cooler brine and restore the operating temperature of the well. The squeeze job was completed successfully and the well was put back on line July 2nd. The production temperature of RRG-7 has fully recovered to its original production temperature of 299°F. The remainder of the repair on well RRG-2 is in the planning stages and is expected to be started in the 4th quarter of 2011.

The $10.2 million DOE cost-shared thermal fracturing program has been delayed while a NEPA evaluation was being done to address any potential seismic issues that may result from the program. The Company’s contributions are made in-kind by the use of the RRG-9 well, well field data, and monitoring support totaling $228,089. Eight solar powered seismic stations were installed in June 2010 to provide a base line of seismic data and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010. A delay in starting the injection program was caused by a NEPA issue which has been resolved. A drill rig is being sourced and it is now expected that a rig will be mobilized during the 4th quarter of 2011 to set casing down to the geologic formation targeted for the thermal fracture test. A mini-frac and the first phase of cold water injection are expected to commence during the 1st quarter of 2012.

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

Neal Hot Springs Update
Neal Hot Springs is a commercial geothermal resource located in Eastern Oregon that has a planned 23 megawatt power plant under construction.

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

The first draw on the DOE loan was used by the project on August 31, 2011 and with full construction underway, loan draws are made every month. The interest rate of the first draw is 2.997% . The second draw was taken on September 28, 2011, at an interest rate of 2.755% .

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

The EPC contractor has continued site work with the grading of the plant site, installation of the concrete foundations for the air cooled condensers, earthworks for the substation and support of drilling operations.. TAS Energy, the power plant supplier, signed contracts and issued Notice-To-Proceed for the supply of process pumps, vaporizers, and medium voltage switchgear, received tube bundles for the air cooled condensers and commended fabrication of the Unit 1 modules.

After the long term flow test that was completed in January, a reservoir model was completed on March 24, 2011 by the Company’s consulting reservoir engineer, and after review, the DOE independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir was able to sustain the production necessary for the planned 23 megawatt project from the existing four production wells. An injection plan was developed as part of the plan, and drilling operations resumed in April 2011 to complete the injection well field for the project. Two large diameter injection wells (NHS-12 and NHS-9) and two slim hole injectors (NHS-10 and T/G 3) have been completed. Drilling is underway on NHS-13, a deep injector, which is targeted to 7,000 feet. Three more injection wells are scheduled for drilling to complete the injection plan.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Idaho Power Company is responsible for the construction of the transmission line with the cost paid for by the project. A notice to proceed was issued to Idaho Power Company to commence procurement and construction of the transmission line on April 8, 2011. As of the end of the quarter, Idaho Power has completed setting power poles and is in the process of stringing transmission line and constructing the substation.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio, Nevada
The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under a power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. The current configuration of the plant consists of four 1.2 gross megawatt Ormat Energy Converters (“OEC”), five production wells (two wells in use and three on standby), and four injection wells (three wells in use and one on standby). A cooling tower was added in 1998 to improve summer peak power generation. During the second fiscal quarter ended September 30, 2011, the San Emidio plant operated at 98.6% availability and generated an average of 2.3 net megawatts during the period.

The San Emidio expansion is planned to take place in three phases. Phase I is a repower, and Phases II and III will be the expansion. Phase I will utilize the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant now under construction and expected to be online in the fourth quarter of 2011. The Phase I repower is anticipated to cost approximately $32 million. The Phase II expansion is anticipated to cost approximately $50 million. Phase III is a further expansion planned a for 17.2 MW net utilizing two additional power modules similar to Phases I and II.

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

The existing, historic power plant will be placed on operational standby when the Phase I plant comes on line. As shown in the Project Development table above, the Phase I repower is anticipated to cost approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We expect that 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

The Phase I power plant began construction in August of 2010, with final completion scheduled to occur during the 4th quarter 2011. Construction of Phase I to date is on schedule and on budget. All major equipment is on site and is being installed; pipelines, power cables and control cables between modules are being run. The cooling tower is complete and the tie in to the brine production lines is done. Commissioning of the key components is expected to start during October.

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

The results of the innovative portion of the exploration program were submitted to the DOE for review and awaiting approval. Two zones along the 4.5 mile long San Emidio fault structure were identified as high quality targets for drilling. In order to meet construction targets for Phase II, the drilling phase of the program commenced and two observation/temperature gradient wells have been completed by the company. The remaining portion of the drilling program under the grant, when approved, is a 50-50 cost share with the DOE.

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

Gerlach Joint Venture
The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gpm, and the flowing temperature was 208°F. Geochemistry indicates an average potential source temperature of 374°F for the Gerlach site.

Contingent upon cost, plans are underway to drill either a 2,000 foot deep temperature gradient well or a 3,000 foot observation well to test the deep temperature potential of the central portion of the interpreted reservoir block. A production target has been identified from historic drilling data at a depth of 2,700 to 3,000 feet where total lost circulation was encountered, but the well wasn’t flow tested before being plugged and abandoned. The new well is scheduled to be drilled in the 4th quarter of 2011.

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

Operating Results

For the six months ended September 30, 2011, the Company reported a net loss of $3.4 million ($0.04 loss per share) which represented a 35.9% increase from the same period in 2010. For the three months ended September 30, 2011, the Company reported a net loss of $957,829 ($0.01 loss per share) which represented a 1.3% decrease from the same period in 2010. A notable favorable variance was reported for the San Emidio operations, and notable unfavorable variances were reported in professional and management fees, salaries and related costs, stock based compensation, and subsidiary operations.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses
For the six months ended September 30, 2011, the San Emidio plant reported net income of $29,059 which is an improvement from the $77,031 net loss reported in the same period in 2010. Energy sales for the six months ended September 30, 2011, were $1,253,313, which was a 3.8% increase from the same period in 2010. Energy production for the quarter ended September 30, 2011 was slightly less (6.0%) than 2010; however the effective rate was higher in 2011. The average rate received increased 5.3% from the quarter ended September 30, 2010 to the quarter ended September 30, 2011. Energy credits are not considered to be earned until the credits are certified by the Public Utilities Commission. No energy credits were approved during the quarter ended June 30, 2010. Salaries and related costs increased $95,898 (26.3%) for the six months ended September 30, 2011, from the same period in 2010. The increases were attributed to higher salary levels for the new plant manager and more certified plant employees.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended September 30,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,253,313	94.8	1,207,901	98.1	45,412	3.8
Energy credit sales	68,824	5.2	23,885	1.9	44,939	188.1
	1,322,137	100.0	1,231,786	100.0	90,351	7.3

Operating expenses:
General and administrative	121,317	9.2	127,944	10.4	6,627	5.2
Salaries and related costs	460,183	34.8	364,285	29.6	(95,898)	(26.3)
Operations:
Repairs and maintenance	54,390	4.1	78,105	6.3	23,715	30.4
Other	148,244	11.2	165,984	13.5	17,740	10.7
Rent and lease	26,531	2.0	13,034	1.1	(13,497)	(103.6)
Purchased utilities	26,008	2.0	22,430	1.8	(3,578)	(16.0)
Depreciation and amortization	456,405	34.5	537,035	43.6	80,630	(15.0)
	1,293,078	97.8	1,308,817	106.3	15,739	1.2

Net Income (Loss)	29,059	2.2	(77,031)	(6.3)	106,090	137.7

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

	Three Months Ended September 30,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	629,582	95.4	636,256	96.4	(6,674)	(1.0)
Energy credit sales	30,484	4.6	23,885	3.6	6,599	27.6
	660,066	100.0	660,141	100.0	(75)	0.0

Operating expenses:
General and administrative	47,249	7.2	67,458	10.2	20,209	30.0
Salaries and related costs	192,330	29.1	165,524	25.1	(26,806)	(16.2)
Operations:
Repairs and maintenance	42,908	6.5	42,213	6.4	(695)	(1.6)
Other	88,440	13.4	73,294	11.1	(15,146)	(20.7)
Rent and lease	20,526	3.1	3,650	0.6	(16,876)	(462.4)
Purchased utilities	12,370	1.9	9,459	1.4	(2,911)	(30.8)
Depreciation and amortization	210,366	31.9	298,948	45.3	(88,582)	29.6
	614,189	93.0	660,546	100.1	46,357	7.0

Net Loss	45,877	7.0	(405)	(0.1)	46,282	***

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.
*** - exceeds 11,427.7%

Key quarterly production data is summarized as follows:

			Ave. Rate	Net	Depreciation
	Kilowatt	Energy	per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
September 30, 2009	5,224	540,841	0.1035	(46,118)	207,066
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,877	210,366

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

The Company’s gain from RREI of $94,107 for the six months ended September 30, 2011, decreased $50,017 (34.7%) from the same period in 2010. Under the current effective terms of the operating agreement, the Company receives 70% of energy credit sales generated by RREI. In May 2011, the repairs of wells RRG-2 and RRG-7 began under a repair service agreement between the two partners. The repair activities resulted in production decreases. Energy production decreased 14.9% in the six months ended September 30, 2011, from the same period in 2010. The production decrease directly affected the renewable energy credit revenue which was down $46,848 (21.4%) for the same six month period. Repairs on RRG-7 were completed in July 2011 and the well has returned to its original temperature and flow rate. To date, well RRG-2 repairs have not been completely successful. The casing repair remaining on RRG-2 has been designed and planning for the repair is on going. The combined repair costs have exceeded $2.1 million as of September 30, 2011 ($1,164,712 under the repair service agreement).

The summarized statements of operations for RREI are as follows:

	Six Months Ended September 30,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,593,170	90.2	1,825,939	89.3	(232,769)	(12.7)
Energy credit sales	172,278	9.8	219,126	10.7	(46,848)	(21.4)
	1,765,448	100.0	2,045,065	100.0	(279,617)	(13.7)

Operating expenses:
General operations	1,413,380	80.1	1,580,781	77.3	167,401	10.6
General repairs and maintenance	645,068	36.5	147,635	7.2	(497,433)	(336.9)
Repairs under repair service agreement	1,164,712	66.0	-	0.0	(1,164,712)	-
Depreciation and amortization	1,019,336	57.7	1,023,982	50.1	4,646	0.5
	4,242,496	240.3	2,752,398	134.6	(1,490,098)	(54.1)

Operating loss	(2,477,048)	(140.3)	(707,333)	(34.6)	(1,769,715)	250.2

Other income	607	0.0	97	0.0	510	528.8

Net loss	(2,476,441)	(140.3)	(707,236)	(34.6)	(1,769,205)	(250.2)

U.S. Geothermal Inc.’s allocation of net loss	94,107		144,124		(50,017)	(34.7)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

	Three Months Ended September 30,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	942,111	91.5	1,019,499	90.7	(77,388)	(7.6)
Energy credit sales	87,432	8.5	104,733	9.3	(17,301)	(16.5)
	1,029,543	100.0	1,124,232	100.0	(94,689)	(8.4)

Operating expenses:
General operations	681,573	66.2	721,152	64.1	39,579	5.5
General repairs and maintenance	(17,489)	(1.7)	14,388	1.3	31,877	(221.6)
Repairs under repair service agreement	346,563	33.7	-	0.0	(346,563)	-
Depreciation and amortization	508,969	49.4	511,770	45.5	2,801	0.5
	1,519,616	147.6	1,247,310	110.9	(272,306)	(21.8)

Operating loss	(490,073)	(47.6)	(123,078)	(10.9)	(366,995)	298.2

Other income	305	0.0	46	0.0	259	563.0

Net loss	(489,768)	(47.6)	(123,032)	(10.9)	(366,736)	(298.1)

U.S. Geothermal Inc.’s allocation of net loss	55,430		71,035		(15,605)	(22.0)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

Key quarterly production data is summarized as follows:

	Kilo-		Renewable	Net Income (Loss)
	watt	Energy	Energy		USG’s
	Hours x	Sales	Credit Sales	Totals	Portion
Quarter Ended:	1,000	($)	($)	($)	($)
September 30, 2009	17,940	1,253,724	125,788	(450,307)	82,312
December 31, 2009	19,602	1,352,016	133,644	76,634	92,981
March 31, 2010	20,252	1,158,710	131,621	(102,333)	89,805
June 30, 2010	17,599	806,439	114,394	(584,204)	73,089
September 30, 2010	16,116	1,019,499	104,733	(123,032)	71,035
December 31, 2010	17,878	1,173,232	113,090	(13,931)	77,893
March 31, 2011	16,898	914,457	101,382	321,507	66,739
June 30, 2011	14,144	689,448	84,846	(1,986,673)	38,677
September 30, 2011	14,562	979,747	87,432	(489,768)	55,430

Professional and Management Fees
For the six months ended September 30, 2011, the Company incurred professional and management fees of $1,526,317, which was an increase of $787,210 (106.5%) from the same period in 2010. During the three months ended September 30, 2011, legal fees amounted to $105,398 that were primarily incurred for the setup of new entities, preparing and filing a prospectus for an At-the-Market offering, and an SEC filing. For the three months ended June 30, 2011, the variance related primarily to $1,088,091 in fees paid in the quarter ended June 30, 2011 to a placement agent for obtaining the equity partner in the Neal Hot Springs, Oregon project.

Salaries and Wages
For the six months ended September 30, 2011, the Company reported $848,787 in salaries and related costs, which was an increase of $128,487 (17.8%) from the same period in 2010. During the quarter ended June 30, 2011, the Company added an additional management and development employee and paid bonuses which totaled $450,000. A significant port of the overall compensation increases were offset by a higher percentage of salaries and related costs that were allocated to capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling and reservoir evaluation. At San Emidio, salary cost allocations have been made for efforts primarily related to the transmission line studies, the new power plant design, and on site construction for Phase I of the project. One additional management/development employee was added in the quarter ended September 30, 2011. Salaries and related costs for the quarter ended September 30, 2011, were consistent with the base levels earned in the prior quarter.

Significant management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Six Months Ended September 30,
	2011	2010	Variance
Company/Project	$	$	$	%

USG Nevada LLC, San Emidio Phase I	261,787	135,000	126,787	93.9
USG Oregon LLC, Neal Hot Springs Project	477,213	234,959	242,254	103.1
	739,000	369,959	369,041	99.8

	For the Three Months Ended September 30,
	2011	2010	Variance
Company/Project	$	$	$	%

USG Nevada LLC, San Emidio Phase I	109,916	106,980	2,936	2.7
USG Oregon LLC, Neal Hot Springs Project	245,686	126,114	119,572	94.8
	355,602	233,094	122,508	52.6

% - represents the percentage of change from 2010 to 2011.

Stock Based Compensation
For the six months ended September 30, 2011, the Company reported $852,043 in stock based compensation, which was an increase of $277,562 (48.3%) from the same period in 2010. The change was a product of an increase ($367,884) in the first fiscal quarter and a decrease ($90,322) in the second fiscal quarter. The variances are primarily a function of the timing of the issuance of the stock option grants. On June 3, 2011, the Board of Directors approved a grant of 2,590,000 stock options to employees. In the prior year, the stock option grant was not approved until September 10, 2010.

Off Balance Sheet Arrangements

As of September 30, 2011, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2011 are adequate to fund our general operating activities through March 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 60 days of operation of the plant. Phase I at San Emidio will be completed and in operation in December 2011. An application will be submitted in December 2011 electing to take the ITC cash grant in lieu of the PTC, which will result in a check from the U.S. Treasury for approximately $8-10 million during the 4th fiscal quarter of this year.

On September 30, 2011, U.S. Geothermal Inc., a Delaware corporation (the “Company”), entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company, from time to time, may issue and sell through MLV, acting as the Company’s sales agent, shares of the Company’s common stock. The Company’s board of directors has authorized the issuance and sale of shares of the Company’s common stock under the Sales Agreement for aggregate gross sales proceeds of up to $10,000,000, subject to certain limitations based on the sales price per share, for a period of one year from the date of execution of the Sales Agreement. Pursuant to the Sales Agreement, MLV will be entitled to compensation at a fixed commission rate of the greater of (i) 3% of the gross sales price per share sold or (ii)(1) $0.03 per share sold if the sale price per share is $0.80 or greater or (2) $0.0225 per share sold if the sale price per share is less than $0.80 (but in no event shall compensation exceed 8% of gross proceeds). The Company has agreed to reimburse a portion of MLV’s expenses in connection with the offering of the Company’s common stock under the Sales Agreement.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2011, the Company held investments of $2,199,223 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2010 and in our quarterly report on Form 10-Q for the quarter ended September 30, 2010. There have been no material changes in the risk factors during the quarter ended September 30, 2011.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 9, 2011	By: /s/ Daniel J. Kunz .
Daniel J. Kunz
President, Chief Executive Officer and
Director

Date: November 9, 2011
By: /s/ Kerry D. Hawkley .
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit Number	Description
10.1	At Market Issuance Sales Agreement dated September 30, 2011 between U.S. Geothermal Inc. and McNicoll, Lewis & Vlak LLC (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed on September 30, 2011)
10.2	Employment Agreement dated September 29, 2011 between U.S. Geothermal Inc. and Daniel Kunz (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 30, 2011)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002