Form 10-Q
period 2011-12-31
US GEOTHERMAL INC
filed 2012-02-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 9, 2012
Common stock, par value	84,989,853
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Third Quarter Ended December 31, 2011

Part I- Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2011. The results of operations for the nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2012.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
December 31, 2011

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	December 31, 2011	March 31, 2011

ASSETS

Current:
Cash and cash equivalents	$6,269,459	$8,098,905
Restricted cash (note 3)	2,920,000	645,000
Receivable from subsidiary	542,311	282,257
Trade accounts receivable	395,987	532,605
Other current assets	119,819	164,239
Total current assets	10,247,576	9,723,006

Deposit on mineral rights purchase	200,000	200,000
Note receivable from subsidiary (note 4)	1,878,010	-
Investment in equity securities (note 5)	60,946	178,486
Investment in subsidiary (note 6)	17,933,454	17,968,651
Property, plant and equipment, net of accumulated depreciation (note 7)	109,209,382	40,295,117
Intangible assets, net of accumulated amortization (note 8)	16,776,064	16,957,708

Total assets	$156,305,432	$85,322,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$10,881,134	$940,563
Related party accounts payable	3,529	2,338
Current portion of capital lease obligation	13,389	12,736
Note payable, bridge loan (note 9)	7,500,000	-
Promissory note payable, current	-	230,000
Total current liabilities	18,398,052	1,185,637

Long-term Liabilities:
Capital lease obligation, less current portion	4,072	14,372
Stock compensation payable	190,319	1,527,829
Convertible loan payable (note 13)	2,125,000	5,132,740
Retention payable (note 18)	4,282,416	-
Construction loans payable (note 12)	48,710,789	11,651,861
Total liabilities	73,710,648	19,512,439

Commitments and Contingencies (note 18)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at December 31, 2011 and March 31, 2011 were: 84,989,853 and 84,761,956; respectively)	84,990	84,762

Additional paid-in capital	92,921,978	90,283,987
Accumulated other comprehensive income (loss)	(8,549)	108,990
Accumulated deficit	(29,886,584)	(25,308,177)
	63,111,835	65,169,562

Non-controlling interest (note 19)	19,482,949	640,967
Total stockholders’ equity	82,594,784	65,810,529

Total liabilities and stockholders’ equity	$156,305,432	$85,322,968

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Operating Revenues:
Energy sales, San Emidio	$361,876	$629,867	$1,615,189	$1,837,769
Energy credit sales, San Emidio	22,099	37,243	90,922	61,128
Land, water, and mineral rights lease	45,012	45,012	135,036	135,036
Management fees	268,601	62,500	393,602	187,500
Gain from investment in subsidiary	62,258	77,893	156,365	222,018
Total operating revenues	759,846	852,515	2,391,114	2,443,451

Operating Expenses:
Consulting fees	-	8,000	2,845	19,678
Corporate administration	256,579	114,834	720,615	541,204
Professional and management fees	247,818	196,336	1,774,136	935,442
Salaries and wages	182,924	187,005	1,031,712	907,305
Stock based compensation	298,201	299,815	1,150,244	874,297
Travel and promotion	60,073	92,991	170,087	313,653
Plant operations, San Emidio	822,634	771,265	2,115,712	2,080,083
Other operating expenses	460,399	25,853	534,047	111,247
Total operating expenses	2,328,628	1,696,099	7,499,398	5,782,909

Loss from Operations	(1,568,782)	(843,584)	(5,108,284)	(3,339,458)

Other Income (Loss):
Foreign exchange gain (loss)	-	123	2	(4,922)
Other income	3,326	9,450	3,326	29,844
Interest income	58,670	7,077	67,583	37,566
Total other income	61,996	16,650	70,911	62,488

Net Loss Before Accumulated Change	(1,506,786)	(826,934)	(5,037,373)	(3,276,970)

Accumulated effect on prior period application of capitalization policy	-	-	262,305	-

Net Loss	(1,506,786)	(826,934)	(4,775,068)	(3,276,970)

Net loss attributable to the non- controlling interest	191,447	1,740	196,661	10,254

Net Loss Attributable to U.S. Geothermal Inc.	(1,315,339)	(825,194)	(4,578,407)	(3,266,716)

Other Comprehensive Income:
Unrealized loss on investment in equity securities	(13,964)	50,251	(117,539)	14,312

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(1,329,303)	$(774,943)	$(4,695,946)	$(3,252,404)

Basic And Diluted Net Loss Per Share	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted Average Number of Shares Outstanding for Basic and Diluted	84,929,561	78,668,428	84,867,822	78,654,685

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Nine Months Ended December 31,
	2011	2010

Operating Activities:
Net loss	$(4,775,068)	$(3,276,970)
Add non-cash items:
Depreciation and amortization	749,955	960,274
Gain on operations of subsidiary	(156,365)	(222,018)
Foreign exchange loss	-	4,787
Loss on equity investment	-	4,964
Loss on test well construction	260,641	-
Stock based compensation	1,150,244	874,297
Change in non-cash working capital items:
Accounts receivable	(366,192)	11,420
Accounts payable and accrued liabilities	1,409,972	(56,969)
Prepaid expenses & other	44,520	(21,807)
Total cash used by operating activities	(1,682,293)	(1,722,022)

Investing Activities:
Purchases of property, plant and equipment	(20,696,634)	(10,609,713)
Deposit on mineral rights purchase	-	(200,000)
Issuance of note receivable from subsidiary	(1,878,010)	-
Distributions received from subsidiary	191,562	339,074
Cash restricted by regulating entities	(2,275,000)	(60,000)
Total cash used by investing activities	(24,658,082)	(10,530,639)

Financing Activities:
Issuance of common stock, net of issuance costs	150,466	75,439
Proceeds from notes payable	9,625,000	5,000,000
Principal payment on promissory note	(230,000)	-
Proceeds from non-controlling interest in subsidiary	14,975,110	1,000
Principal payments on capital lease	(9,647)	(8,788)
Total cash provided by financing activities	24,510,929	5,067,651

Decrease in Cash and Cash Equivalents	(1,829,446)	(7,185,010)

Cash and Cash Equivalents, Beginning of Period	8,098,905	12,970,612

Cash and Cash Equivalents, End of Period	$6,269,459	$5,785,602

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$8,533,266	$181,814
Construction and development costs from construction loans	41,341,344	8,8154,618
Debt converted to non-controlling interest	5,109,315	-
Capitalized accrued interest	1,297,996	171,119

Other Items:
Interest paid	3,799	7,555

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended December 31, 2011 and the Year Ended March 31, 2011
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2010	78,647,776	$78,648	$83,667,011	$(21,353,761)	$136,693	$657,887	$63,186,478

Capital stock issued as result of a direct placement closed March 4, 2011, net of issuance costs	5,112,000	5,112	4,926,877	-	-	-	4,931,989
Stock issued from the exercise of stock options	297,180	297	328,318	-	-	-	328,615
Stock issued for the stock compensation plan (restricted shares)	235,000	235	232,415	-	-	-	232,650
Stock issued, restricted until vesting period complete (note 14)	470,000	470	28,252	-	-	-	28,722
Initial formation contribution by non-controlling interest in Oregon USG Holdings, LLC	-	-	-	-	-	1,000	1,000
Stock compensation liability	-	-	1,101,114	-	-	-	1,101,114
Unrealized loss on investment	-	-	-	-	(27,703)	-	(27,703)
Net loss	-	-	-	(3,954,416)	-	(17,920)	(3,972,336)

Balance at March 31, 2011	84,761,956	84,762	90,283,987	(25,308,177)	108,990	640,967	65,810,529

Contribution of equity and note conversion by non-controlling interest (note 19)	-	-	-	-	-	18,109,315	18,109,315
Equity contribution by non-controlling interest (note 19)	-	-	-	-	-	929,328	929,328
Stock issued from the exercise of stock options	76,500	76	83,215				83,291
Stock issued under At Market Issuance Sales Agreement (note 14)	151,397	152	72,036	-	-	-	72,188
Broker fees from capital stock issued on March 4, 2011	-	-	(5,015)	-	-	-	(5,015)
Stock compensation liability	-	-	2,318,033	-	-	-	2,318,033
Stock issued for the stock compensation plan (restricted shares)	-	-	169,722	-	-	-	169,722
Unrealized loss on investment - unaudited	-	-	-		(117,539)	-	(117,539)
Net loss - unaudited	-	-	-	(4,578,407)	-	(196,661)	(4,775,068)

Balance at December 31, 2011 - unaudited	84,989,853	$84,990	$92,921,978	$(29,886,584)	$(8,549)	$19,482,949	$82,594,784

The accompanying notes are an integral part of these consolidated interim financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
December 31, 2011
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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as one controlling interest. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	Gerlach Geothermal LLC (organized in the State of Delaware);
iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	USG Gerlach LLC (organized in the State of Delaware);
vii)	USG Oregon LLC (organized in the State of Delaware)
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	Nevada USG Holdings, LLC (organized in the State of Delaware); and
x)	U.S. Geothermal Guatemala, S.A.

All intercompany transactions are eliminated upon consolidation.

Raft River Energy I LLC (“RREI”), previously a 100% owned subsidiary, was consolidated through July 2006, after which the entity is recorded under the equity method after the addition of a controlling partner for additional project financing.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2011 and March 31, 2011, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At December 31, 2011, the Company’s total cash balance, excluding money market funds, was $3,369,581, and bank deposits amounted to $3,427,981. The difference was due to outstanding checks and deposits. Of the bank deposits, $2,336,962 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $5,819,877 and were not subject to deposit insurance.

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

According to the operating agreement, the allocation of losses, tax deductions and cash distributions to our partner cannot create a negative tax capital balance. In cases where the allocation would create a negative tax capital balance, the “excess” allocation would be recorded against U.S. Geothermal Inc. The impact of this “safe harbor” provision of the operating agreement could impair a portion of our valuation of the investment in RREI as of March 31, 2012.

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits, and 1% of all other profit and loss items. See Note 6.

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

  contractual expiration terms of the right,
  contractual terms of an associated revenue contract (i.e., PPA’s), compliance with utilization and other requirements, and
  hierarchy of other right holders who share the same resource.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of December 31, 2011.

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

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2011 and March 31, 2011, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents at December 31, 2011 and March 31, 2011 were 100,529,520 and 102,665,193; respectively.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income
In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 improves the comparability and consistency of financial reporting of items reported in other comprehensive income between U.S. GAAP and IFRS. Update 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“Update 2011-12”). Update 2011-12 defers the effective date of certain reclassification adjustments out of accumulated other comprehensive income required by Update 2011-05. Update 2011-12 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Management is still evaluating the impact of these updates, and expects that they may impact the presentation of the statements of financial position, statements of operations, and statements of changes in shareholders equity.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	December	March 31,
State Agency	31, 2011	2011
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	325,000	175,000
U.S. Department of Energy – Construction Loan Bond	2,125,000	-

	$2,920,000	$645,000

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

NOTE 4 – LONG TERM NOTE RECEIVABLE FROM SUBSIDIARY

On May 17, 2011, Raft River I Holdings, LLC consented to a repair plan for two under performing wells utilized by Raft River Energy I, LLC (wells RRG-2 and RRG-7). A Repair Services Agreement (“RSA”), dated April 27, 2011, was executed between U.S. Geothermal Services, LLC (“USG Services”) and Raft River Energy I LLC, whereby USG Services will provide up to $1.65 million in funding and manage the well repairs. The cost of the repairs will be repaid preferentially from project cash flow at a rate of 90% of increased cash created by the repairs. A management fee of 12.75% of the actual repair costs, subject to the RSA, will be paid to USG Services. Interest, at a rate of 12.0% per annum, was charged to the outstanding balance of the repair costs and repair services management fees. The principal of the loan is expected to be completely retired over the next two years; however, since the payment amounts cannot be reliably estimated, the entire balance was classified as long-term. At December 31, 2011, the total loan balance was $1,878,010 ($1,616,480 unreimbursed RSA repair costs, $206,101 RSA management fees, and $55,429 accrued interest).

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of a publicly traded geothermal corporation) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized gains	108,990
Foreign exchange losses	(19,019)
Fair value at March 31, 2011	178,486

Net unrealized losses	(114,852)
Foreign exchange losses	(2,688)
Fair value at December 31, 2011	$60,946

NOTE 6 – INVESTMENT IN SUBSIDIARY

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

As of December 31, 2011, the Company has contributed $17,953,640 in cash and property to the project, while Raft River Holdings, LLC has contributed $34,170,100.

RREI’s latest financial information is summarized as follows:

	(Unaudited)
	December 31,	December 31,	December 31,
	2011	2010	2009

Total current assets	$970,105	$908,866	$808,084
Property and equipment	43,907,655	45,939,087	47,993,261
	$44,877,760	$46,847,953	$48,801,345

Total liabilities	$2,614,980	$434,925	$791,116
Total members’ equity	42,262,780	46,413,028	48,010,229
	$44,877,760	$46,847,953	$48,801,345

	(Unaudited)
	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Operating revenues	$4,006,575	$4,542,477	$4,718,949
Operating loss	(3,778,746)	(747,544)	(2,278,806)
Net loss	(3,777,945)	(747,396)	(2,270,718)

U.S. Geothermal Inc., portion of net earnings	$222,959	$375,053	$279,072

For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits and 1% of all other profits and losses.

See Note 18 for additional subsidiary information.

The Company’s investment in the RREI has changed since March 31, 2009 as follows:

		Increase (Decrease) in
Period Ended	Activity	Investment

March 31, 2009	Investment Account Balance	$18,496,568
	Cash distributions	(722,222)
	Allocation of profit/loss	323,929
March 31, 2010	Investment Account Balance	18,098,275
	Cash distributions	(418,236)
	Allocation of profit/loss	288,612
March 31, 2011	Investment Account Balance	17,968,651
	Cash distributions	(191,562)
	Allocation of profit/loss	156,365
December 31, 2011	Investment Account Balance	$17,933,454

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended December 31, 2011, the Company continued the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, construction activities of the buildings, power plant equipment and transmission lines continued that amounted to approximately $13.9 million. Drilling and construction activities amounted to over $7 million on wells NHS #4, #9, #11 and #13. At San Emidio, costs of approximately $5.4 million were incurred for the construction of the new power plant. The new plant is expected to be completed in February 2012. Exploration drilling was conducted that amounted to over $397,000.

During the quarter ended September 30, 2011, the Company was focused on the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, well NHS #9 was started and substantially completed at a cost of approximately $2.67 million. Construction costs that exceeded $580,000 were incurred for well NHS #13. This well was started during the current quarter and is expected to be completed next quarter. Construction activities of the buildings and power plant equipment/components continued that amounted to approximately $10.5 million. At San Emidio, costs of approximately $4.6 million were incurred for the construction of the new power plant. Exploration drilling was conducted that amounted to over $702,000.

During the quarter ended June 30, 2011, the Company continued the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, well NHS #12 was substantially completed at a cost of approximately $3.4 million. Construction costs that amounted to over $9.6 million were incurred on the transmission line, office building, shop building, power plant and site preparation. The office and shop buildings are substantially complete. Costs incurred for power plant construction are primarily related to engineering and design. Power plant construction costs, at San Emidio amounted to approximately $8.1 million during the quarter. The foundations and chemical buildings were substantially completed. Construction activities are primarily focused on the cooling tower and transmission line.

Property, plant and equipment, at cost, are summarized as follows:

	December 31, 2011	March 31, 2011
Land	$652,507	$652,507
Power production plant	2,275,474	2,275,474
Wells	3,617,312	3,617,312
Furniture and equipment	995,035	874,132
	7,540,328	7,419,425
Less: accumulated depreciation	(2,961,495)	(2,426,017)
	4,578,833	4,993,408
Construction in progress	104,630,549	35,301,709

	$109,209,382	$40,295,117

For the nine months ended December 31, 2011, the Company incurred interest costs of $1,301,795 of which $1,297,996 was capitalized as a component of the Neal Hot Springs and San Emidio projects. Interest costs incurred during the nine months ended December 31, 2010 were not significant and no interest was capitalized.

Depreciation expense was charged to operations for the following periods:

	December 31,	December 31,
	2011	2010
Three months ended	$156,459	$270,158
Nine months ended	$543,312	$753,629

Changes in Construction in Progress for the periods ended December 31, 2011 and March 31, 2011, are summarized as follows:

	For the Nine
	Months Ended	For the Year
	December 31,	Ended
	2011	March 31, 2011
Beginning balances	$35,301,709	$11,225,304
Current development construction	70,447,431	25,300,205
Grant reimbursements	(654,682)	(1,223,800)
Transfers into production	-	-
Write-off exploration wells*	(463,909)	-
Ending balances	$104,630,549	$35,301,709

*	During the quarter ended December 31, 2011, the current and the prior period costs related to test well construction at Gerlach, Nevada were written off. These costs were considered to be exploratory in nature with an uncertain future value.

Construction in Progress, at cost, consisted of the following projects/assets by location at December 31, 2011 and March 31, 2011, are as follows:

	December 31, 2011	March 31, 2011
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$741,384	$739,632
Unit II, well construction	2,097,183	2,097,285
	2,838,567	2,836,917
San Emidio, Nevada:
Power plant (Re-power project)	29,771,643	12,082,213
Interconnection studies for transmission line	235,013	197,679
Well construction	4,060,065	2,986,539
	34,066,721	15,266,431
Neal Hot Springs, Oregon:
Wells	28,311,863	12,546,127
Buildings and site preparation	36,602,369	4,064,074
Transmission lines and substation	2,811,029	327,519
	67,725,261	16,937,720
Gerlach, Nevada:
Well construction	-	260,641

	$104,630,549	$35,301,709

NOTE 8 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized as follows:

	December 31,
	2011	March 31, 2011
In operation:
Geothermal and mineral rights	$8,265,800	$8,265,800
Less: accumulated amortization	(1,010,264)	(803,620)
	7,255,536	7,462,180
Inactive:
Surface water rights	5,469,861	5,469,861
Geothermal and mineral rights	4,050,667	4,025,667

	$16,776,064	$16,957,708

Estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Years ending December 31,
2012	$275,527
2013	275,527
2014	275,527
2015	275,527
2016	275,527

$1,377,635

Amortization expense was charged to operations for the following periods:

	December 31,	December 31,
	2011	2010
Three months ended	$68,882	$68,882
Nine months ended	$206,645	$206,645

NOTE 9 – BRIDGE LOAN NOTE PAYABLE

On November 9, 2011, USG Nevada LLC, a wholly owned subsidiary of the Company, signed a bridge loan agreement with Ares Capital Corporation. The bridge loan provides for the funding necessary for the retirement of the San Emidio plant construction loan held by Benham Constructors LLC. The loan principal cannot exceed $9 million. Interest rate is equal to the LIBO rate for three month interest periods plus applicable margin. The loan has monetized the Section 1603 ITC cash grant associated with planned commercial operation of the San Emidio power plant. Once the placed in service date has been achieved, an application will be submitted to the United States Department of Treasury for an estimated $10 million ITC cash grant. The cash grant proceeds will be used to repay the bridge loan. At December 31, 2011, the loan balance totaled $7,500,000, and the entire balance was considered to be short term.

NOTE 10 – PROVISION FOR INCOME TAXES

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

At December 31, 2011, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $8,727,000 (March 31, 2011 - $6,743,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2011 and March 31, 2011.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at December 31, 2011 and March 31, 2011 were as follows:

	December 31,	March 31,
	2011	2011
Deferred tax assets*:
Net operating loss carry forward	$8,035,000	$6,379,000
Stock based compensation	1,171,000	806,000

Deferred tax liabilities*:
Depreciation and amortization	(479,000)	(442,000)
Net deferred income tax asset	8,727,000	6,743,000
Deferred tax asset valuation allowance	(8,727,000)	(6,743,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years ended March 31,
	2012	2011
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.2%

At December 31, 2011, the Company had net income tax operating loss carry forwards of approximately $22,196,000 ($13,678,000 in March 31, 2011), which expire in the years 2023 through 2031. The change in the allowance account from March 31, 2011 to December 31, 2011 was $1,984,000.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Accounting for Income Tax Uncertainties and Related Matters
The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the years ended March 31, 2011, 2010 and 2009, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the fiscal years ended March 31, 2011, 2010, and 2009, could be subject to agency examinations as of December 31, 2011. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 11 - CAPITAL LEASE OBLIGATION

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 at the end of the lease term scheduled for November 2012. At December 31, 2011, equipment under capital lease amounted to $53,450 ($32,961 accumulated amortization). The lease is scheduled to be paid in full during the year ended December 31, 2012, with payments that total $18,270 ($17,461 principal and $809 interest).

NOTE 12 – CONSTRUCTION NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (the “Loan Guarantee”) to construct its planned 23-megawatt-net power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. Future advances covered by the Loan Guarantee will carry interest at a rate of 0.375% per annum over the U.S. Treasury bill rate of comparable maturities as of the date of each advance. All advances will be made under the Future Advance Promissory Note (“the Note”) dated February 23, 2011. The maximum principal amount of the Note is approximately $93.8 million. No advances may be made under the Note after April 10, 2013. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. Loan advances and effective interest rates are details as follows:

Description	Amount	Interest Rate %
Advances by date:
August 31, 2011	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
	22,662,316
Accrued interest	124,664

Loan balance at December 31, 2011	$22,786,980

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”), formerly Benham Constructors LLC. SAIC will be the primary contractor in the relocation and replacement of the existing power plant. The new 8.6 net megawatt power plant is expected to cost approximately $25 million, and is expected to be completed during the 4th quarter 2011. Upon completion, the USG Nevada LLC will pay the debt in full within 30 days of receipt of the final statement prepared by SAIC. Interest will accrue on outstanding balance at 9.5% per annum. When due, the Company expects to obtain funds to repay the loan balance with a long-term project loan. The loan is non-recourse and is secured by the Project’s assets. Title of all work and materials shall pass to the Company the later of delivery to the Site or upon payment in full. At December 31, 2011, the loan balance totaled $25,923,808, including accrued interest, and the entire balance was considered to be long-term.

NOTE 13 – CONVERTIBLE NOTE PAYABLE

August 2011 Convertible Note
On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with the other equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and will accrue interest at a rate of 4.75% per annum. The loan balance plus accrued interest will convert to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014. Conversion events include the loss of federal funding to the Project. The converted balance would increase Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. At December 31, 2011, the loan balance totaled $2,125,000. The entire balance was considered to be long-term.

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

On September 30, 2011, the Company entered into an At Market Issuance Sales Agreement. Under the agreement, the Company’s board of directors authorized the issuance and sale of shares of the Company’s common stock for aggregate gross sales proceeds of up to $10 million for one year from the date of execution of the agreement. During the quarter ended December 31, 2011, the Company issued 151,397 common shares.

During the six months ended September 30, 2011, the Company issued 76,500 common shares to employees of the Company upon exercise of stock options at a strike price of $1.00 CDN.

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

NOTE 15 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2011, the Company can issue stock option grants totaling up to 12,748,478 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants are stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At December 31, 2011, the Company had 8,132,625 options granted and outstanding.

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

The following table reflects the summary of stock options outstanding at March 31, 2010 and changes during for the year ended March 31, 2011 and the nine months ended December 31, 2011:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2010	5,729,875	$1.49	$0.92	$5,296,029
Forfeited	(29,500)	2.00	0.66	(19,597)
Exercised	(297,180)	0.99	0.99	(294,066)
Granted	1,300,000	0.86	0.58	752,206
Balance outstanding, March 31, 2011	6,703,195	1.38	0.86	5,734,572
Forfeited	(1,105,320)	1.00	1.02	(1,122,467)
Exercised	(76,500)	1.00	1.02	(77,868)
Granted	2,590,000	0.83	0.49	1,269,100
Balance outstanding, June 30, 2011	8,111,375	1.26	0.72	5,803,337
Forfeited	(78,750)	1.15	1.10	(86,626)
Exercised	-	-	-	-
Granted	100,000	0.60	0.36	36,070
Balance outstanding, September 30, 2011	8,132,625	1.26	0.71	5,752,781
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, December 31, 2011	8,132,625	$1.26	$0.71	$5,752,781

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Nine Months
	Ended
	December 31,	Year Ended
	2011	March 31, 2011

Dividend yield	0	0
Expected volatility	87-91%	89-92%
Risk free interest rate	0.25-1.21%	0.26-0.78%
Expected life (years)	2.90	3.19

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2011:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.40 CDN	157,500	0.06	157,500	139,271
2.41	652,500	0.56	652,500	460,975
2.22	1,465,000	1.38	1,465,000	1,786,417
1.78	95,000	1.74	95,000	81,172
0.92	1,704,625	2.40	1,704,625	1,204,713
1.58	68,000	2.73	68,000	26,435
0.86	1,300,000	3.70	975,000	564,155
0.83	2,590,000	4.43	1,295,000	634,550
0.60	100,000	4.70	25,000	9,018
$ 1.26	8,132,625	2.90	6,437,625	$4,906,706

The following table summarizes information about the stock options outstanding at March 31, 2011:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.00 CDN	1,170,820	0.03	1,170,820	$1,188,983
1.15 CDN	78,750	0.33	78,750	86,626
1.40 CDN	157,500	0.81	157,500	139,271
2.41	652,500	1.31	652,500	460,975
2.22	1,465,000	2.13	1,465,000	1,786,417
1.78	95,000	2.49	95,000	81,172
0.92	1,715,625	3.15	1,715,625	1,212,487
1.58	68,000	3.48	68,000	26,435
0.86	1,300,000	4.45	650,000	376,103
$ 1.38	6,703,195	2.36	6,053,195	$5,358,469

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2010 and changes during the year ended March 31, 2011 and the nine months ended December 31, 2011 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2010	913,500	$0.95	$0.69
Granted	1,300,000	0.86	0.58
Vested	(1,557,500)	0.90	0.66
Forfeited	(6,000)	1.58	0.39
Nonvested, March 31, 2011	650,000	0.86	0.58
Granted	2,590,000	0.83	0.49
Vested	(647,500)	0.83	0.49
Forfeited	-	-	-
Nonvested, June 30, 2011	2,592,500	0.84	0.51
Granted	100,000	0.60	0.36
Vested	(350,000)	0.84	0.56
Forfeited	-	-	-
Nonvested, September 30, 2011	2,342,500	$0.83	$0.50
Granted	-	-	-
Vested	(647,500)	0.83	0.49
Forfeited	-	-	-
Nonvested, December 31, 2011	1,695,000	$0.83	$0.50

As of December 31, 2011, there was $324,595 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at December 31, 2011 and March 31, 2011 was $980,522 and $167,014; respectively.

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

Stock Purchase Warrants

At December 31, 2011, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
March 4, 2012	56,000	$1.075	2,500,000	$1.075
February 23, 2013	-	-	500,000	$5.000
September 16, 2015	246,285	$1.250	4,104,757	$1.250

NOTE 16 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of December 31, 2011 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$5,819,877	$5,819,877	$-	$-
Investment in equity securities	60,946	-	60,946	-
	$5,880,823	$5,819,877	$60,946	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

There were no changes in Level 3 assets measured for the nine months ended December 31, 2011 and the year ended March 31, 2011.

NOTE 17 - RELATED PARTY TRANSACTIONS

At December 31, 2011 and March 31, 2011 the amounts of $3,529 and $2,338; respectively, were payable to directors and officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company’s subsidiary Raft River Energy I, LLC (“RREI”) owed the Company $2,420,321 and $282,257 at December 31, 2011 and March 31, 2011; respectively, for operating and maintenance expenses. The current receivable balance is comprised of unsecured demand obligations due within twelve months. See Note 4 for the terms of the long term liability. The Company received the following revenues from RREI:

	For the Nine Months Ended
	September 30,
	2011	2010
Management fees	$393,602	$187,500
Lease and royalties	135,036	135,036
	$528,638	$322,536

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

The Company paid directors fees in the amounts of $116,250 and $101,250 for the nine months ended December 31, 2011 and 2010; respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for nine months ended December 31, 2011 and 2010, totaling $146,858 and $121,079; respectively.

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

Office Lease
The Company renewed a one year lease contract January 2012 for general office space for the executive office located in Boise, Idaho. The contract includes a one-year renewal option for the Company. The lease payments are due in monthly installments of $6,160. The Company incurred total office lease expenses under the current contract and the prior contract for nine months ended December 31, 2011 and 2010, totaling $55,441 and $53,826; respectively.

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

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At December 31, 2011, the retention payable balance was $1,778,855. Currently, management does not have any performance concerns on these contracts.

Retention Liability on USG Nevada LLC Construction Contract
The USG Nevada LLC signed a contract with the primary contractor involved in the power plant construction at San Emidio, Nevada. The contract allows for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At December 31, 2011, the retention payable balance was $2,503,561. Currently, management does not have any performance concerns on these contracts.

HLBV Valuation-Raft River Energy I LLC
For subsidiaries that have contractually complex ownership rights, benefits and obligations, the Company utilizes the hypothetical liquidation at book value method (“HLBV”) for allocating profits and losses. This method utilizes the specific terms outlined in the subsidiary’s operating agreement or other authoritative documents. For the Company’s investment in RREI, the investment will change based upon actual capital contributions, actual cash distributions, 70% of revenue from renewable energy credits, and 1% of all other profit and loss items. According to the operating agreement, upon liquidation and after payment of all outstanding debts, any remaining funds would be distributed to the Members in accordance to their positive tax capital account balance ratio. The operating agreement precludes the allocation of losses, tax deductions and cash distributions to our partner from creating a negative tax capital balance. In cases where the allocation would create a negative tax capital balance, the “excess” loss allocation would be recorded against the U.S. Geothermal Inc. capital account.

The allocation of losses, tax deductions and cash distributions has depleted the tax capital account of our partner, Raft River I Holdings. In our HLBV calculation at year end, the impact of this “safe harbor” provision of the operating agreement could significantly impair the valuation of our investment in RREI as of March 31, 2012.

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5%. The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. On November 25, 2011, the Company and Enbridge made additional capital contributions of $462,616 and $115,654; respectively. The additional contributions did not impact the profit and loss allocation percentages.

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

  the failure of the geothermal resource to support the anticipated power capacity;
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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended December 31, 2011 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE Amex LLC under the trade symbol “HTM.”

For the quarter ended December 31, 2011, the Company was focused on:

1)	Construction and start up commissioning of the new San Emidio Unit 1 power plant in Nevada;
2)	Drilling injection wells and construction for the Neal Hot Springs project in Oregon;
3)	Completing the repair of well RRG-2 at Raft River Unit I;
4)	Started the drilling of observation and production wells for the San Emidio Phase II project in conjunction with the DOE Innovative Exploration program;
5)	Negotiating long term financing for San Emidio Phases I and II and discussing development funding for Phase III;
6)	Conducting negotiations with potential equity partners for the El Ciebillo project in Guatemala; and
7)	The evaluation of potential new geothermal projects acquisitions.

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

(1)

Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 7.1 and 10.0 megawatts and output of the recently decommissioned San Emidio plant was approximately 2.6 megawatts.

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
San Emidio Phase I (8.6 MW Repower)	Nevada	100%	5.0	February 2012	$32	NV Energy
San Emidio Phase II (Expansion)	Nevada	100%	8.6	3rd Quarter 2013	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	4th Quarter 2013	$100	TBD
Neal Hot Springs I	Oregon	JV(1)	23	3rd Quarter 2012	$129	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
Raft River I (Repower)	Idaho	JV(2)	3	TBD	$8	Idaho Power
Raft River (Unit II)	Idaho	100%	26	4th Quarter 2013	$134	Eugene Water and Electric Board
Raft River (Unit III)	Idaho	100%	32	2nd Quarter 2015	$166	TBD

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

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined
El Ceibillo	Guatemala, S.A.	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	64.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	TBD	TBD	Binary
El Ciebillo	38.6	410-446 (3)	25.0(6)	TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts was provided by Geothermex.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	An estimate by Black Mountain Technology of 44.0 megawatts.
(5)	A third party resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate.

Raft River Update
Raft River Energy Unit I, located in southern Idaho, is a binary cycle geothermal power plant with 13 net megawatts of installed capacity. The power plant achieved commercial operation in January 2008.

Raft River Unit I operated at 99.2% availability and generated an average of 8.2 net megawatts during the third fiscal quarter. For the 2011 calendar year, the plant averaged 7.6 net megawatts of generation with 97.3% availability. The plant operated at reduced output during the quarter due to the continued shutdown of production well RRG-2.

In early January 2009, production well RRG-7 underwent a temperature decline that had reduced the inlet fluid temperature to the power plant by approximately 11.8 degrees Fahrenheit. Power generation had been reduced by an estimated 1.5 megawatts due to the lower fluid temperature entering the plant. It was determined that the cement in a lap joint (an overlap of well casing) had failed and washed out, thereby allowing lower temperature fluid to enter the wellbore. Production well RRG-2 was shut down on June 10, 2010 due to a reduction in flow and increased motor load which indicated an impending pump failure.

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

During the initial repair operations, RRG-2 was found to have a casing separation approximately 540’ from the surface that prevented installation of the production pump. Additionally, the wellbore was found to have several partial obstructions in the production zone, so it was cleaned out and a perforated liner was installed. Subsequent to the end of the quarter, the production casing repair was completed on well RRG-2, the rebuilt pump installed, and the well was placed back in service on January 5, 2012. After balancing the well field, the power plant has been producing in excess of 10 net megawatts daily under current winter conditions.

The $10.2 million DOE cost-shared thermal fracturing program has been delayed while a NEPA evaluation was being done to address any potential seismic issues that may result from the program. The Company’s contributions are made in-kind by the use of the RRG-9 well, well field data and monitoring support totaling $228,089. Eight solar powered seismic stations were installed in June 2010 to provide a base line of seismic data and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010.

A drill rig for the DOE program was mobilized to the Raft River site in late December and began operations on December 30. Subsequent to the end of the quarter, a 9 7/8” liner was installed and cemented in place in preparation for the first phase of stimulation. The well was side-tracked during operations to remove a packer in the wellbore, and it is planned to complete a new leg through the geothermal target formation prior to stimulation.

Raft River Operating Agreement
We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital, and partnering with a co-venture tax partner allowed us to share the risks of ownership and monetize valuable tax credits and benefits. The joint venture partner structure allowed the project to monetize production tax credits which would not otherwise have been available to us. When Unit I generates full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for each of the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred. See Note 6 “Investment in Subsidiaries” in the financial statements for detail of cash payments from RREI.

According to the operating agreement, the allocation of losses, tax deductions and cash distributions to our partner cannot create a negative tax capital balance. In cases where the allocation would create a negative tax capital balance, the “excess” allocation would be recorded against U.S. Geothermal Inc. The impact of this “safe harbor” provision of the operating agreement could impair a portion of our valuation of the investment in RREI as of March 31, 2012.

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

On February 26, 2009 U.S. Geothermal submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 75% of the total project cost which is now estimated to be $129 million for the project. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan. With the $18.8 million equity investment made by Enbridge Inc., the project is 100 percent financed.

As of January 31, 2012, six monthly draws totaling $31.63 million have been taken on the DOE loan, which have a combined interest rate of 2.791% .

Notice to proceed was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. Detailed design and construction of the supercritical cycle power plant utilizing significantly improved technology is currently in progress. The new plant, which will consist of three separate power modules, is designed to deliver approximately 23 megawatts of power net to the grid. The first module is scheduled to begin commercial operations during the second calendar quarter of 2012 and the full plant is scheduled to be complete during the 3rd quarter 2012.

The EPC contractor has continued site work; the concrete foundations for all three modules are complete, erection of the air cooled condensers (“ACC”) is approximately 40% complete, refrigerant storage tanks are set, Unit 1 vaporizers have been delivered and placed, the transformer, switches and breakers are installed in the substation, 35% of the production pipelines have been installed, the fan motor variable frequency drive units for the ACC fans have been installed, and production well head equipment has been installed.

Idaho Power has completed the transmission line and substation, with the exception of the final connection remaining into the substation. For Unit 1, TAS Energy has completed the Module A skid, the frame of the electrical skid is complete and electrical switchgear is installed, and the auxiliary skid is complete and being prepared for shipment. Vapor and liquid components for the ACC refrigerant pipelines have been delivered and the generators for all three Units are constructed and scheduled to ship in to site in February.

After the long term flow test that was completed in January 2011, a reservoir model was completed on March 24, 2011 by the Company’s consulting reservoir engineer, and after review, the DOE independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir was able to sustain the production necessary for the planned 23 megawatt project from the existing four production wells. An injection plan was developed as part of the plan, and drilling operations resumed in April 2011 to complete the injection well field for the project. Four large diameter injection wells (NHS-3, NHS-9, NHS-12, and NHS-13) and three slim hole injectors (NHS-10, T/G 16b and T/G 3) have been completed. Drilling is underway on NHS-4 and NHS-11, both deep injectors, which are targeted to 4,600 feet and 7,000 feet deep respectively. These may be the last two injection wells required prior to startup for the project. Upon completion of the drilling phase, the injection wells will undergo testing to determine the overall injection capacity of the well field. This test data will be incorporated in to the numerical reservoir model for the project.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Idaho Power Company is responsible for the construction of the transmission line with the cost paid for by the project. A notice to proceed was issued to Idaho Power Company to commence procurement and construction of the transmission line on April 8, 2011. As of the end of the quarter, Idaho Power has completed the transmission line and constructing the substation.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio, Nevada
The San Emidio geothermal power plant has been producing power since 1987 and sells electricity to Sierra Pacific Power Corporation under a power purchase agreement that extends through 2017. Deeper wells with higher temperatures were drilled in 1994 to supply the plant after output declined due to cooling of the original, shallow production wells. During the third fiscal quarter ended September 30, 2011, the San Emidio plant operated at 98.6% availability and generated an average of 2.3 net megawatts during the period. The old San Emidio plant was shut down on December 12 and placed on operational standby in preparation for start up of the new Phase I power plant.

The San Emidio expansion is planned to take place in three phases. Phase I is a repower, and Phases II and III will be the expansion. Phase I will utilize the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant which is now being commissioned, and is expected to be online in the first quarter of 2012. Phase III is a further expansion planned for 17.2 MW net utilizing two additional power modules similar to Phases I and II.

For Phases I and II, the Company made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. The Company was notified on May 10 that the loan guarantee application had been put on hold by the DOE due to budgetary constraints. A second letter was received on June 13 that confirmed that our application is still on hold, pending clarification of the possible availability of funds under the 2011 Continuing Resolution. We no longer expect that the DOE 1705 loan guarantee program will continue. Discussions with several senior lenders for a long term loan to take out the SAIC construction loan are ongoing.

On November 14, 2011, U.S. Geothermal Inc. entered into a bridge loan agreement between its wholly owned subsidiary USG Nevada LLC and Ares Capital Corporation. The bridge loan has monetized the Section 1603 ITC cash grant associated with the planned commercial operation of the new Phase I power plant at the San Emidio Geothermal Project, located in Washoe County, Nevada. The loan agreement provides for payment to the Company of approximately 90% of the total expected cash grant and consists of an initial funding of $7.5 million which has been received by the Company, and a subsequent funding of $1.5 million when the Phase I plant is placed in service. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. Once the placed in service date has been achieved, an application will be submitted to the United States Department of the Treasury for an estimated $10 million ITC cash grant. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility with the remaining balance payable to USG Nevada LLC.

The Phase I repower began construction in the third calendar quarter of 2010. The Phase II expansion is anticipated to begin construction in the second calendar quarter of 2011 with commercial operations commencing in the second calendar quarter of 2013. The Company expects to utilize the cash grant in lieu of the Investment Tax Credit in connection with both the repower and the Phase II expansion. Phase II is subject to successful development of additional production wells through exploration and drilling activities.

The existing, historic power plant will be placed on operational standby when the Phase I plant comes on line, as shown in the Project Development table above; the Phase I repower is anticipated to cost approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We expect that 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

Phase I began construction in August of 2010, and achieved mechanical completion in December. Commercial operation is now scheduled to occur during the 1st quarter 2012. Commissioning has been extended due to winter conditions, which have caused numerous delays including a delay in charging the R134a motive fluid into the power plant system. During start up commissioning, two capacitors in the variable frequency drive which controls the 2500 horsepower motive fluid pump were found to be defective and had to be replaced.

Phase II began development in the second calendar quarter of 2010 with commercial operations anticipated to commence in the second calendar quarter of 2013. The Company expects that the project will be granted about $28 million in ITC cash grant in lieu of PTC in connection with approximately $82 million Phase I and Phase II megawatt development.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for 19.9 megawatts of electricity. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the amended and restated PPA. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, SAIC Energy, Environment & Infrastructure LLC, is executing the construction of an 8.6 net megawatt power plant at San Emidio, Nevada. TAS Energy of Houston, Texas will supply a modular power plant to the project. The financing agreement calls for the contractor to provide a non-recourse project loan for the estimated $32 million dollar project. The construction loan is expected to be repaid with a long term project loan.

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Company to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies examined two levels of power generation; 15 megawatts and 45 megawatts, several transmission routes and the cost associated with each level of generation. The 15 megawatt study, which was directed toward Phase I and Phase II, completed the study process and resulted in an increase of available transmission to 16 megawatts. A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An additional System Impact Study was initiated on September 8, 2011 for an additional 3.9 megawatts of transmission to increase the transmission capacity to match the maximum limit of the new PPA.

The 45 megawatt study, which was directed toward the full build out of San Emidio with the addition of the 17.2 megawatt Phase III project, completed the second phase System Impact Study in April. A draft Interconnection Facilities Study, the third and final study, was received on November 22, 2010. The remainder of the 45 megawatt study has been put on hold pending further exploration of the project.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The project at San Emidio has applied innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture fractures that represent high-productivity geothermal drilling targets. Two zones along the 4.5 mile long San Emidio fault structure were identified as high quality targets for drilling during the first phase of the DOE program.

The second phase of the DOE program is a cost shared drilling plan that follows up on the targets identified in the first phase. In order to meet construction targets for Phase II plant construction, the drilling phase of the program commenced prior to DOE approval, and two observation/temperature gradient wells were completed by the Company. The proposed drilling program was approved by the DOE in early November. One of the first two wells was deepened and a third well has been completed under the 50-50 cost share grant. Two more observation/temperature gradient wells are included in the program for the South Resource Area, in addition to a production size well. The North Resource Area has an additional five observation/temperature gradient wells and one production well planned.

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

An office and staff are located in Guatemala City and planning is underway to advance the project with initial work focused on negotiating necessary surface and access rights, a power sales agreement with the local utility company, strategic investors, and potential project lenders. Follow up work will include a detailed geophysical program, geologic mapping, sampling of hot springs, and to redrill one or two of the existing wells to test for deep, high temperature permeability. Discussions and planning are underway for the development of a power purchase agreement. Also, discussions are taking place with several interested parties for the potential sale of a minority equity interest in the El Ceibillo project to a qualified local partner.

Gerlach Joint Venture
The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 feet total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gallons per minute, and the flowing temperature was 208°F. Geochemistry indicates an average potential source temperature of 374°F for the Gerlach site.

Drilling commenced on observation well 18-10a on October 30. The upper section of the well was drilled to 826 feet deep and an 8 inch liner was cemented in place. The well was secured and the drill rig was moved back to San Emidio. It is anticipated that the well will be completed in the first half of 2012 once the drilling schedule at San Emidio allows time for the drill to move back up to Gerlach. Temperature measurements in the well have provided the highest measured temperature in the field to date at 268°F within 160’ of surface and a temperature gradient of 6.4°F per 100’ in the bottom section of the hole. There are two previously identified lost circulation targets at 1,600’ and 2,800’ deep that will be targeted when drilling is resumed.

Granite Creek
The Granite Creek assets are located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser. A first stage gravity geophysical program was completed in the third quarter of 2008 and will be used to evaluate the resource potential, and help determine where to drill temperature-gradient exploration wells.

After a detailed review of the geologic setting, the lease position at Granite Creek was reduced to 2,443.7 acres (3.8 square miles). One full lease and portions of the two remaining leases were relinquished to the Bureau of Land Management.

Operating Results

For the nine months ended December 31, 2011, the Company reported a net loss of $4.7 million ($0.05 loss per share) which represented a 45.7% increase from the same period in 2010. For the three months ended December 31, 2011, the Company reported a net loss of $1.5 million ($0.02 loss per share) which represented an 82.2% increase from the same period in 2010. A notable favorable variance was reported in earned management fees. Notable unfavorable variances were reported for the San Emidio operations, professional and management fees, corporate administration, salaries and related costs, stock based compensation, and the subsidiary’s operations.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses
For the nine months ended December 31, 2011, the San Emidio plant reported net loss of $404,803 which was a higher loss from the $179,625 net loss from the same period in 2010. For the nine months and three months ended December 31, 2011, the net loss increased $228,415 (127.2%) and $334,504 (321.2%); respectively, from the same periods in 2010. On December 12, 2011, the power plant was shut down to facilitate the change to the new power plant. Due to the shut down, energy production decreased 44.6% in the quarter ended December 31, 2011 from the same quarter in 2010. During the current quarter, the local annual property taxes were paid that amounted to $292,711, which was a significant increase (188.0%) from the prior year’s tax liability. The increase in taxes was primarily based upon the assessed value of the new power plant. Property taxes were included in the general and administrative line item of the summarized financial information presented below.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Nine Months Ended December 31,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,615,189	94.7	1,837,769	96.8	(222,580)	(12.1)
Energy credit sales	90,922	5.3	61,128	3.2	29,794	48.7
	1,706,111	100.0	1,898,897	100.0	(192,786)	(10.2)

Operating expenses:
General and administrative	453,705	26.6	275,429	14.5	(178,276)	(64.7)
Salaries and related costs	664,416	38.9	541,195	28.5	(123,221)	(22.8)
Operations:
Repairs and maintenance	62,317	3.7	106,552	5.6	44,235	41.5
Other	199,158	11.7	256,861	13.5	57,703	22.5
Rent and lease	29,183	1.7	22,477	1.2	(6,716)	(29.9)
Purchased utilities	43,996	2.6	41,586	2.2	(2,410)	(5.8)
Depreciation and amortization	662,927	38.9	835,983	44.0	173,056	20.7
	2,115,712	124.0	2,080,083	109.5	(35,629)	(1.7)

Net Loss	(409,601)	(24.0)	(81,186)	(9.5)	(228,415)	(126.1)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

	Three Months Ended December 31,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	361,876	94.2	629,867	94.4	(267,992)	(42.5)
Energy credit sales	22,099	5.8	37,243	5.6	(15,144)	(40.7)
	383,975	100.0	667,110	100.0	(283,136)	(42.4)

Operating expenses:
General and administrative	332,388	86.6	148,184	22.2	(184,204)	(124.3)
Salaries and related costs	204,232	53.2	176,910	26.5	(27,322)	(15.4)
Operations:
Repairs and maintenance	7,927	2.1	28,447	4.3	20,520	72.1
Other	50,914	13.3	90,877	13.6	39,963	44.0
Rent and lease	2,663	0.7	9,444	1.4	6,781	71.8
Purchased utilities	17,988	4.7	18,455	2.8	467	2.5
Depreciation and amortization	206,522	53.8	298,948	44.8	92,426	30.9
	822,634	214.2	771,265	115.6	(51,368)	(6.7)

Net Loss	(438,659)	(114.2)	(104,155)	(15.6)	(334,504)	(321.2)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

			Ave. Rate	Net	Depreciation
	Kilowatt	Energy	per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
December 31, 2009	4,689	463,286	0.0988	(348,073)	207,136
March 31, 2010	5,018	496,104	0.0989	(163,597)	207,191
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,877	210,366
December 31, 2011	3,291	361,876	0.1100	(433,861)	206,522

Gain on Investment in Subsidiary (Raft River Energy I, LLC)
The Company uses the hypothetical liquidation at book value method (“HLBV”) for allocating of Raft River Energy I, LLC’s (“RREI”) profits and losses. This method utilizes the specific terms outlined in RREI’s operating agreement and other authoritative documents. These terms include cash disbursement terms, associated financial instruments, debt arrangements, and rights to specific revenue streams. The primary element of the profit and loss allocation from inception has been the amount of renewable energy credits earned.

The Company’s gain from RREI of $156,365 for the nine months ended December 31, 2011, decreased $65,653 (29.6%) from the same period in 2010. Under the current effective terms of the operating agreement, the Company receives 70% of energy credit sales generated by RREI. In May 2011, the repairs of wells RRG-2 and RRG-7 began under the Repair Service Agreement between the two partners. The repair activities resulted in production decreases. Energy production decreased 9.7% in the nine months ended December 31, 2011, from the same period in 2010. The production decrease directly affected the renewable energy credit revenue which was down $55,717 (16.8%) for the same nine month period. Repairs on RRG-7 were completed in July 2011 and the well has returned to its original temperature and flow rate. The RRG-2 repairs were completed in January 2012.

The summarized statements of operations for RREI are as follows:

	Nine Months Ended December 31,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	2,752,415	90.9	2,961,000	89.9	(208,585)	(7.0)
Energy credit sales	276,500	9.1	332,217	10.1	(55,717)	(16.8)
	3,028,915	100.0	3,293,217	100.0	(264,302)	(8.0)

Operating expenses:
General operations	2,386,453	78.8	2,331,277	70.8	(55,176)	(2.4)
General repairs and maintenance	941,036	31.1	162,163	4.9	(778,873)	(480.3)
Repairs under repair service agreement	1,616,480	53.4	-	0.0	(1,616,480)	-
Depreciation and amortization	1,527,741	50.4	1,535,487	46.6	7,746	0.5
	6,471,710	213.7	4,028,927	122.3	(2,442,783)	(60.6)

Operating loss	(3,442,795)	(113.7)	(735,710)	(22.3)	(2,707,783)	(368.0)

Other income	801	0.0	97	0.0	704	725.8

Net loss	(3,441,994)	(113.7)	(735,613)	(22.3)	(2,706,381)	(367.9)

U.S. Geothermal Inc.’s allocation of net loss	156,365		222,018		(65,653)	(29.6)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.

	Three Months Ended December 31,
	2011		2010		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,159,245	91.8	1,135,062	90.9	24,183	2.1
Energy credit sales	104,222	8.2	113,090	9.1	(8,868)	(7.8)
	1,263,467	100.0	1,248,152	100.0	15,315	1.2

Operating expenses:
General operations	973,073	77.0	750,496	60.1	(222,577)	(29.7)
General repairs and maintenance	295,969	23.4	14,527	1.2	(281,442)	#
Repairs under repair service agreement	451,767	35.8	-	0.0	(451,767)	-
Depreciation and amortization	508,405	40.2	511,505	41.0	3,100	0.6
	2,229,214	176.4	1,276,528	102.3	(952,686)	(74.6)

Operating loss	(965,747)	(76.4)	(28,376)	(2.3)	(937,371)	#
Other income	194	0.0	-	0.0	194	-

Net loss	(965,553)	(76.4)	(28,376)	(2.3)	(937,177)	#

U.S. Geothermal Inc.’s allocation of net loss	62,258		77,893		(15,635)	(20.1)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2010 to 2011.
# - represents percentages that exceed 1000% of change from 2010 to 2011.

Key quarterly production data for RREI is summarized as follows:

	Kilo-		Renewable	Net Income (Loss)
	watt	Energy	Energy		USG’s
	Hours x	Sales	Credit Sales	Totals	Portion
Quarter Ended:	1,000	($)	($)	($)	($)
December 31, 2009	19,602	1,352,016	133,644	76,634	92,981
March 31, 2010	20,252	1,158,710	131,621	(102,333)	89,805
June 30, 2010	17,599	806,439	114,394	(584,204)	73,089
September 30, 2010	16,116	1,019,499	104,733	(123,032)	71,035
December 31, 2010	17,878	1,173,232	113,090	(13,931)	77,893
March 31, 2011	16,898	914,457	101,382	321,507	66,739
June 30, 2011	14,144	689,448	84,846	(1,986,673)	38,677
September 30, 2011	14,562	979,747	87,432	(489,768)	55,430
December 31, 2011	17,888	1,197,713	104,222	(965,553)	62,258

Management Fees Earned
For the nine months ended December 31, 2011, the Company earned management fees of $393,602, which was an increase of $206,102 (109.9%) from the same period in 2010. The entire variance was related to the management fees earned for directing the well repairs needed at the Company’s subsidiary (RREI). The fees were based upon a percentage of the well repair costs that were subject to the repair services contract that was approved in May of 2011. The repairs began in May of 2011 and were completed in January of 2012.

Corporate Administration
For the nine months ended December 31, 2011, the Company incurred administrative costs of $720,615, which was an increase of $179,411 (33.2%) from the same period in 2010. The primary factors were increases in insurance costs and filing fees. Insurance costs increased $64,397 (90.4%) for the nine months ended December 31, 2011 from the same period in 2010. Insurance premiums were increased for additional builders’ risk coverage needed for the Company’s two large construction projects. Listing/filing fees increased $64,383 (47.4%) for the nine months ended December 31, 2011 from the same period in 2010. During the current quarter, the Company incurred additional fees when it began issuing shares of common stock under the “At-the-Market” registration. Additional filing fees, associated with the private placement offering, were incurred in the first fiscal quarter.

Professional and Management Fees
For the nine months ended December 31, 2011, the Company incurred professional and management fees of $1,774,136, which was an increase of $838,694 (89.7%) from the same period in 2010. During the three months ended December 31, 2011, legal fees amounted to $104,257 that were primarily incurred for SEC filing/reporting and preparing a prospectus for an At-the-Market offering. For the three months ended June 30, 2011, additional fees of $1,088,091 were paid in the quarter ended June 30, 2011 to a placement agent for obtaining the equity partner in the Neal Hot Springs, Oregon project.

Salaries and Wages
For the nine months ended December 31, 2011, the Company reported $1,031,712 in salaries and related costs, which was an increase of $124,407 (13.7%) from the same period in 2010. During the quarter ended June 30, 2011, the Company added an additional management and development employee and paid bonuses which totaled $450,000. A significant portion of the overall compensation increases were offset by a higher percentage of salaries and related costs that were allocated to capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling and reservoir evaluation. At San Emidio, salary cost allocations have been made for efforts primarily related to the transmission line studies, the new power plant design, and on site construction for Phase I of the project. One additional management/development employee was added in the quarter ended September 30, 2011. Salaries and related costs for the quarter ended December 31, 2011, were consistent with the amounts incurred in the same quarter in 2010.

Significant management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Nine Months Ended December 31,
	2011	2010	Variance
Company/Project	$	$	$	%
USG Nevada LLC, San Emidio Phase I	432,751	254,487	178,264	70.1
USG Oregon LLC, Neal Hot Springs Project	611,626	497,616	114,010	22.9
	1,044,377	752,103	292,274	38.9

	For the Three Months Ended December 31,
	2011	2010	Variance
Company/Project	$	$	$	%
USG Nevada LLC, San Emidio Phase I	193,540	123,249	70,291	57.0
USG Oregon LLC, Neal Hot Springs Project	210,688	262,657	(51,969)	(19.8)
	404,228	385,906	18,322	4.8

% - represents the percentage of change from 2010 to 2011.

Stock Based Compensation
For the nine months ended December 31, 2011, the Company reported $1,150,244 in stock based compensation, which was an increase of $275,947 (31.6%) from the same period in 2010. The change was a product of an increase of $367,884 in the first fiscal quarter and a decrease of $90,322 in the second fiscal quarter. The variances are primarily a function of the timing of the issuance of the stock option grants. On June 3, 2011, the Board of Directors approved a grant of 2,590,000 stock options to employees. In the prior year, the stock option grant was not approved until September 10, 2010. For the three months ended December 31, 2011, the Company reported $298,201 in stock based compensation which was consistent with the same period in 2010.

Other Operating Expenses and Non-Controlling Activities
For the nine months ended December 31, 2011, the Company reported $534,047 in other operating expenses, which was an increase of $422,800 (380.1%) from the same period in 2010. During the three months ended December 31, 2011, the Company expensed $463,391 in costs associated with the development of test wells held by USG Gerlach LLC. Some of the costs were incurred in the current quarter and $260,641 was removed from construction in progress. Since these costs by were shared by our partner who holds a 40% non-controlling interest in USG Gerlach LLC; $185,356 was added back to net income attributable to the Company’s operations.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at December 31, 2011 are adequate to fund our general operating activities through September 30, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

The current financial credit crisis is not anticipated to impact the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. Projections for 2012 indicate that both projects, Raft River and San Emidio, will generate positive cash flows to the Company. However, the current status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 60 days of operation of the plant. Phase I at San Emidio will be completed and in operation in February 2012. An application will be submitted in February 2012 electing to take the ITC cash grant in lieu of the PTC, which will result in a check from the U.S. Treasury for approximately $10 million by April 2012.

On November 14, 2011, U.S. Geothermal Inc. entered into a bridge loan agreement between its wholly owned subsidiary USG Nevada LLC and Ares Capital Corporation. The bridge loan has monetized the Section 1603 ITC cash grant associated with the planned commercial operation of the new Phase I power plant at the San Emidio Geothermal Project, located in Washoe County, Nevada. The loan agreement provides for payment to the Company of approximately 90% of the total expected cash grant and consists of an initial funding of $7.5 million which has been received by the Company, and a subsequent funding of $1.5 million when the Phase I plant is placed in service. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. Once the placed in service date has been achieved, an application will be submitted to the United States Department of the Treasury for an estimated $10 million ITC cash grant. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility with the remaining balance payable to USG Nevada LLC.

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

As of January 31, 2012, the Company has sold 151,397 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $72,188. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex LLC or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At December 31, 2011, the Company held investments of $2,199,223 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At quarterly period ended December 31, 2011, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2010 and in our quarterly report on Form 10-Q for the quarter ended December 31, 2011. There have been no material changes in the risk factors during the quarter ended December 31, 2011.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: February 9, 2012	By: /s/ Daniel J. Kunz
Daniel J. Kunz
Chief Executive Officer and
Director

Date: February 9, 2012
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT LIST

Exhibit Number	Description
10.1

Amended and Restated Long-Term Portfolio Energy Credit and Renewable Power Purchase Agreement dated May 31, 2011 between Sierra Pacific Power Company, d/b/a NV Energy, and USG Nevada LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2012)

10.2	Financing Agreement dated November 9, 2011, between USG Nevada LLC and Ares Capital Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 16, 2011)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002