Form 10-K
period 2012-03-31
US GEOTHERMAL INC
filed 2012-07-13
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-34023

U.S. GEOTHERMAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1505 Tyrell Lane
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 208-424-1027

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[   ]Yes    [ x ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ]Yes [ x ]

No Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
[ x ] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes  [  ] No

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller	Smaller reporting company [ x ]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes [ x ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 11, 2012: $32,913,701

The number of shares outstanding of the registrant’s common stock as of July 12, 2012 was 88,955,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Shareholders to be held on October 12, 2012 are incorporated by reference into Part III of this Form 10-K.

U.S. Geothermal Inc. and Subsidiaries
Form 10-K
INDEX
For the Year Ended March 31, 2012

U.S. Geothermal Inc. and Subsidiaries
Form 10-K
INDEX
For the Year Ended March 31, 2012

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

In May 2008, we acquired the geothermal assets, including a 3.6 net MW nameplate generating capacity power plant, from Empire Geothermal Power LLC and Michael B. Stewart, located in Washoe County, Nevada for approximately $16.6 million which includes the Granite Creek geothermal and certain ground water rights. The plant currently generates an approximate average net output of 2.5 MWs, which is sold to Sierra Pacific Power Corporation. With the recent downturn in the economy we have been focusing our efforts on maximizing the available leverage to our existing equity investments and pursuing a development plan with lower risks by avoidance of exploration drilling of production wells. As a result we are planning a 35 MW development in three phases with the first phase a “repower” facility at San Emidio which will use the existing geothermal fluid feeding the existing plant to feed a new plant. The plant size is estimated to be 8.6 net MWs and is substantially complete and is in the process of becoming commercially operational. The second phase is a planned 8.6 net MW module similar to the first phase unit and is expected to be online in the fourth calendar quarter of 2013. The third phase is planned as a further expansion for 17.2 MW net utilizing two additional power modules similar to the first and second phases. The third phase is planned to be on line the fourth calendar quarter of 2014.

On September 5, 2006, the Company announced the acquisition of property for a geothermal project at Neal Hot Springs, Oregon located in eastern Oregon near the Idaho border. The property is 8.5 square miles of geothermal energy and surface rights. On May 5, 2008, the Company announced that drilling had begun on the first full size production well (“NHS-1”) which was completed on May 23, 2009. In February 2009, the Company submitted an application for the project to the U.S. Department of Energy’s (“DOE”) Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. On May 26, 2009, the Company announced that it had been selected by DOE to enter into due diligence review on a project loan. Construction on a drill pad was completed in August 2009. In September 2009, the Company began drilling production well number 5 (“NHS-5”), which was substantially completed on October 15, 2009. Also, in September 2009, the Company began a temperature gradient well program to expand the knowledge of the entire geothermal resource. On December 14, 2009, the Company announced that its wholly owned subsidiary USG Oregon LLC has signed a 25-year power purchase agreement with Idaho Power Company that provides for the sale of up to 25 MWs. The PPA was approved by the Idaho PUC in May of 2010. The financial closing for the DOE loan guarantee took place in February 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 75% of the total project cost which is now estimated to be $129 million for the project. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at the 22 year treasury rate plus approximately 37 basis points when each advance is drawn. The project’s partner (Enbridge Inc.) has contributed over $32.8 million as of May 31, 2012. Enbridge’s equity interest has not been determined; however it will exceed 20%. The project is expected to be fully financed with the partners’ contributions and the DOE loan proceeds.

In October 2011, USG Oregon LLC began drawing on the DOE loan. During the fiscal year ended March 31, 2012, the Company completed drilling several wells for the Neal Hot Springs Oregon Project and substantial progress was made on construction of the power plant modules, cooling towers, support buildings and other critical components.

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
  Granite Creek, Nevada; and,
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

  Evaluate Other Potential Revenue Streams from Geothermal Resources – In addition to electricity generation, we may evaluate additional applications for our geothermal resources including industrial, agriculture, and aquaculture purposes. These uses generally constitute lower temperature applications where, after driving a turbine generator, residual hot water can be cycled for secondary processes before being returned to the geothermal reservoir by injection wells, which can provide incremental revenue streams. We may evaluate the optimal use for each geothermal resource and determine whether selling heat for industrial purposes or generating and subsequently selling power to a grid will generate the highest return on the asset.

Cash Requirements

We believe our cash and liquid investments at March 31, 2012 are adequate to fund our general operating activities through December 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 60 days of operation of the plant. Phase I at San Emidio attained commercial operation on May 25, 2012. An application will be submitted in July 2012 electing to take the ITC cash grant in lieu of the PTC, which will result in a check from the U.S. Treasury for approximately $11 million by September 2012 and will be used to retire an existing bridge loan of approximately $7.5 million.

On May 21, 2012, U.S. Geothermal Inc. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement (the “Commencement”), LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT LLC exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the Toronto Stock Exchange.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of Common Stock if the purchase price of those shares, determined as set forth in the Purchase Agreement, would be below $0.25 per share. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. As consideration for entering into the Purchase Agreement, the Company has issued to LPC 651,819 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 651,819 shares.

As of June 30, 2012, the Company has sold 750,000 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $259,425. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT LLC or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

The Company has entered into an agreement with Kuhns Brothers Securities Corporation (“KBSC”), pursuant to which KBSC agreed to act as the placement agent in connection with the sale of shares of Common Stock to LPC. Subject to the Company’s and KBSC’s receipt of written confirmation that the Corporate Finance Department of Financial Industry Regulatory Authority, Inc. (“FINRA”) has determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of the Company’s arrangement with KBSC, the Company will pay KBSC the following compensation for its services in acting as placement agent in the sale of Common Stock to LPC: (A) the Company will pay a cash fee to KBSC in an amount equal to: (i) 6% of the aggregate gross proceeds received by the Company from the initial sale of $750,000 in shares of Common Stock to LPC pursuant to the Purchase Agreement, and (ii) 3% of the aggregate gross proceeds received by the Company from additional sales of Common Stock to LPC pursuant to the Purchase Agreement; and (B) the Company will issue to KBSC the number of warrants (the “Compensation Warrants”) equal to: (i) in the case of the initial sale of $750,000 in shares of Common Stock to LPC, 6% of the aggregate number of shares sold to LPC; and (ii) in the case of additional sales of Common Stock to LPC, 3% of the aggregate gross proceeds received by the Company from such sales divided by 115% of the closing sale price of one share of Common Stock on the day prior to the respective issuance of the Compensation Warrant. The Compensation Warrants issued pursuant to clause (ii) in the preceding sentence will be based on incremental sales to LPC of $2 million in aggregate gross proceeds. Each Compensation Warrant will have an exercise price equal to 115% of the closing sale price of one share of Common Stock on the day prior to its issuance, a term of five years from the date of its issuance and will otherwise comply with the rules of FINRA.

On November 14, 2011, U.S. Geothermal Inc. entered into a bridge loan agreement between its wholly owned subsidiary USG Nevada LLC and Ares Capital Corporation. The bridge loan has monetized the Section 1603 ITC cash grant associated with the planned commercial operation of the new Phase I power plant at the San Emidio Geothermal Project, located in Washoe County, Nevada. The loan agreement provides for payment to the Company of approximately 90% of the total expected cash grant and consists of an initial funding of $7.5 million which has been received by the Company. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. Once the placed in service date has been achieved, an application will be submitted to the United States Department of the Treasury for an estimated $11 million ITC cash grant. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility with the remaining balance payable to USG Nevada LLC.

On September 30, 2011, U.S. Geothermal Inc., a Delaware corporation (the “Company”), entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company, from time to time, may issue and sell through MLV, acting as the Company’s sales agent, shares of the Company’s common stock. The Company’s board of directors has authorized the issuance and sale of shares of the Company’s common stock under the Sales Agreement for aggregate gross sales proceeds of up to $10,000,000, subject to certain limitations based on the sales price per share, for a period of one year from the date of execution of the Sales Agreement. Pursuant to the Sales Agreement, MLV will be entitled to compensation at a fixed commission rate of the greater of (i) 3% of the gross sales price per share sold or (ii)(1) $0.03 per share sold if the sale price per share is $0.80 or greater or (2) $0.0225 per share sold if the sale price per share is less than $0.80 (but in no event shall compensation exceed 8% of gross proceeds). The Company has agreed to reimburse a portion of MLV’s expenses in connection with the offering of the Company’s common stock under the Sales Agreement. This agreement was cancelled effective May 19, 2012.

As of May 19, 2012, the Company has sold 241,989 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $126,133. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT LLC or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

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

In September 2010, USG Oregon LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note was considered to be an equity contribution to the Company’s subsidiary. The conversion occurred automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also provide for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note, will earn Enbridge a 20% direct ownership in the subsidiary. In the event of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $8 million was contributed by Enbridge that increased their direct ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% . An additional $6 million cost overrun facility was established by Enbridge to cover costs that resulted from unexpected poor results from injection well drilling. The additional investment by Enbridge will increase their ownership in USG Oregon LLC based on running a project financial model and determine what percentage of the forecasted project income will be allocated to Enbridge to arrive at a predetermine rate of return for the additional investment. Current estimates of the ownership assuming that all of the investment is used for drilling shows that Enbridge could own up to 44% of the subsidiary. The model will be rerun after all of the variables have been fixed which is anticipated to be in the 4th quarter of 2012 to set the final ownership ratios between the two parties.

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for a project loan. The project loan is expected to provide substantially all of the funding needed to construct an 8.6 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada. Construction costs are estimated to be approximately $32 million and expected to be completed in October 2011. The construction loan is planned to be repaid with long term financing from available commercial sources.

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

Raft River Unit I operated at 96.8% availability and generated an average of 9.3 net megawatts during the third fiscal quarter. For the 2011 calendar year, the plant averaged 7.6 net megawatts of generation with 97.3% availability.

The plant operated at reduced output during the month of March due to a mechanical problem with the production pump in well RRG-2. The potential causes are being evaluated and plans are being made to pull the pump and inspect it.

The $10.2 million Department of Energy (“DOE”) cost-shared thermal fracturing program has been delayed while a NEPA evaluation was being done to address any potential seismic issues that may result from the program. The Company’s contributions are made in-kind by the use of the RRG-9 well, well field data and monitoring support totaling $228,089. Eight solar powered seismic stations were installed in June 2010 to provide a base line of seismic data and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit 1 power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the 3rd fiscal quarter of 2010.

A drill rig for the DOE program was mobilized to the Raft River site in late December and began operations on December 30. A 9 7/8” liner was installed and cemented in place in preparation for the first phase of stimulation. The well was side-tracked during operations to remove a packer in the wellbore, and a new leg was completed through the geothermal target formation. A short duration, high pressure stimulation test was performed which indicated a temporary increase in permeability. Due to funding requirements, the project was placed on stand-by pending review of the results generated to date and further funding from the DOE.

On May 16, 2011, Eugene Water and Electric Board notified the Company that the PPA for Raft River Unit II has been terminated since a Notice to Proceed had not been issued on or before the required milestone date.

San Emidio, Nevada

The original San Emidio geothermal power plant produced power beginning in 1987 and sold electricity to Sierra Pacific Power Corporation. The original plant was shut down on December 12, 2011 and placed on operational standby in preparation for start up of the new Phase I power plant.

The San Emidio expansion is planned to take place in three phases. Phase I is a repower, and Phases II and III are planned to be expansions. Phase I utilizes the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant which achieved commercial operation on May 25, 2012. Phase II is a planned expansion within the bounds of the existing San Emidio geothermal reservoir and is subject to the successful development of additional production wells through exploration and drilling activities. Phase III is planned as a further expansion for 17.2 MW net utilizing two additional power modules similar to Phases I and II.

For Phases I and II, the Company made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. Due to funding difficulties experienced by the DOE loan guarantee program, a DOE loan guarantee is no longer available to the San Emidio project. Discussions with several senior lenders for a long term loan to take out the SAIC construction loan are ongoing.

On November 14, 2011, U.S. Geothermal Inc.’s wholly owned subsidiary USG Nevada LLC entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at the San Emidio Geothermal Project, located in Washoe County, Nevada. The loan agreement provides for borrowing of up to 90% of the total expected cash grant and consisted of an initial funding of $7.5 million which has been received by the Company. No addition borrowings are expected at this time. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. Once the placed in service date has been achieved, an application will be submitted to the United States Department of the Treasury for an estimated $11 million ITC cash grant. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC.

The Phase I repower began construction in the third calendar quarter of 2010 and was delayed in the startup due to technical issues related to the new plant. The Phase II expansion began construction in the second calendar quarter of 2011 with commercial operations originally anticipated to commence in the fourth calendar quarter of 2013. Given the delay in getting Phase I online we are not able to accurately determine when Phase II will be completed. The Company expects to utilize the cash grant in lieu of the Investment Tax Credit in connection with both the repower and the Phase II expansion. The Phase II expansion is still dependent on successful development of additional production well capacity.

The capital cost of the Phase I repower is estimated at approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We expect that 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

Phase I achieved mechanical completion in December 2011 and commercial operation on May 25, 2012. Commissioning was extended due to a series of mechanical issues that include defective capacitors, the mechanical failure of the 2,500 horsepower process pump, and excessive vibration in the turbine gear box. Performance testing of the power plant began in early May. The EPC contractor is providing its services under a fixed price contract that includes financial guarantees for the original completion date and power output of the plant.

Phase II began development in the second calendar quarter of 2010 with commercial operations, subject to successful production well development and timing related to financing availability for the construction of the plant, originally anticipated to commence in the fourth calendar quarter of 2013. The Company anticipated that the project would be granted approximately $16 million for Phase II in ITC cash grant in lieu of PTC in connection with the estimated $50 million of capital cost for Phase II development. There is uncertainty at this time if financing will be available to construct the Phase II plant in time to qualify for a startup prior to the end of 2013.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the amended and restated PPA. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

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

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Company to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies examined two levels of power generation; 15 megawatts and 45 megawatts, several transmission routes and the cost associated with each level of generation. The 15 megawatt study, which was directed at providing transmission for the Phase I and Phase II plants, completed the study process and resulted in an increase of available transmission to 16 megawatts. A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An additional System Impact Study was initiated on September 8, 2011 for an additional 3.9 megawatts of transmission to increase the transmission capacity to match the maximum limit of the new PPA. The 3.9 megawatt System Impact Study was completed in April and is being reviewed by the Company.

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

The second stage of the DOE program is a cost shared drilling plan that follows up on the targets identified in the first stage. In order to meet construction targets for Phase II plant construction, the drilling stage of the program commenced prior to DOE approval, and two observation/temperature gradient wells were completed by the Company. The proposed drilling program was approved by the DOE in early November 2011. One of the first two wells was deepened and three additional wells have been completed in the South Resource Area under the 50-50 cost share grant.

Three of the five wells exhibit commercial permeability and temperature with well OW-10 producing a flowing temperature of 302°F, well OW-9 exhibited a flowing temperature of 280°F and well OW-6 with a flowing temperature of 279°F. Well OW-9 also has a zone of high permeability at 1,830’ deep, which was put behind casing during drilling operations that has a measured static temperature of 294°F. Additional drilling operations would be required to test this zone. Well OW-8 encountered 320°F fluid, but did not produce commercial quantities during flow testing. The last well drilled, 45A-21, has just been completed and will undergo testing after a heat up period. The North Resource Area has an additional five observation/temperature gradient wells and one production well planned.

Neal Hot Springs, Oregon

Neal Hot Springs is a commercial geothermal resource located in Eastern Oregon that has a planned 23 megawatt power plant under construction.

On February 26, 2009 U.S. Geothermal submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 67% of the total project cost which is now estimated to be $143.6 million for the project, a $14.6 million increase. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan. As of May 31, 2012, eight monthly draws totaling $64.16 million have been taken on the DOE loan, which have a combined annual interest rate of 2.654% .

Over the course of the ongoing construction, the budget was increased by $14.6 million in equity contributions by the partners. The first increase was for $7.0 million to cover additional drilling costs and modifications in plant controls and the cooling mechanism. Enbridge Inc. of Canada, our partner at Neal Hot Springs, provided the additional investment in exchange for increased ownership interest in the project from 20% to approximately 27%. The project already has 100% of the required production capacity and about 60% of the required injection capacity proven. Certain wells were drilled into deep injection zones but two of these wells do not have satisfactory capacity; therefore, a second increase of $6 million has been established for an extended drilling program, about to be initiated, that is engineered to provide the required 40% capacity. Depending on the amounts contributed by each partner, this cash call may result in further adjustments in the ownership of the project.

Notice to proceed was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. Detailed design and construction of the supercritical cycle power plant utilizing significantly improved technology is currently in progress. The new plant, which will consist of three separate power modules, is designed to deliver approximately 23 megawatts of power net to the grid. The first module is scheduled to begin commercial operations during the third calendar quarter of 2012 and the full plant is scheduled to be completed late in the 3rd quarter 2012. As of May 31, construction of the total project is estimated to be 90 percent complete with about 65% of the DOE loan already drawn.

The EPC contractor has continued site construction work and the equipment supplier commenced equipment delivery. On May 27, the Company was notified by the EPC contractor that mechanical completion was achieved. All of the air cooled condensers for the three units have been installed and all major components are on site for Unit 2. Unit 2 mechanical completion is scheduled for June 7 and Unit 3 mechanical completion for by the end of June. Production and injection pipelines are being completed and insulation installed. Four production pumps have been installed and are ready to supply fluid to the power plant.

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

Four large diameter injection wells (NHS-3, NHS-9, NHS-12, and NHS-13) and three slim hole injectors (NHS-10, T/G 16b and T/G 3) have been completed and provide an estimated 70 percent of the capacity needed. NHS-4 and NHS-11, both planned as deep injectors, did not find the capacity needed. Three additional injection wells (two shallow ones and one deep injector) have been planned with drilling expected to be initiated during the first week of June. Once the Unit 1 power plant has achieved substantial completion and is operating continuously, reservoir and tracer testing will be started to complete the numerical reservoir model for the project.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. As of the end of the quarter, Idaho Power has completed the transmission line and substation, and it is ready to accept power delivery.

The Power Purchase Agreement (“PPA”) for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

Gerlach Joint Venture

The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 feet total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gallons per minute and the flowing temperature was 208°F. Geochemistry indicates an average potential source temperature of 374°F for the Gerlach site.

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

Drilling resumed on well 18-10a on April 14 and was stopped on April 18 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Subsequent temperature surveys indicate an isothermal temperature profile at 241°F which may indicate that higher temperature fluid does not occur below the 18-10a well site.

Granite Creek, Nevada

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

Projects in Operation
			Generating
			Capacity		Contract
Project	Location	Ownership	(megawatts)(1)	Power Purchaser	Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (New Phase I)	Nevada	100%	8.6	Sierra Pacific Power Corp.	2038

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser

San Emidio Phase II (Expansion)	Nevada	100%	8.6	TBD (3)	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	TBD (3)	$100	TBD
Neal Hot Springs I	Oregon	JV(1)	23	3rd Quarter 2012	$143	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
El Ceibillo	Guatemala	100%	25	1st Quarter 2015	$118	TBD
Raft River I (Repower)	Idaho	JV(2)	3	TBD	$8	Idaho Power
Raft River (Unit II)	Idaho	100%	26	TBD	$134	TBD
Raft River (Unit III)	Idaho	100%	32	TBD	$166	TBD

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

(3)

Due to the delays experienced with bringing San Emidio Phase I on line, development dates for Phase II and Phase III at San Emidio have been effected and will be determined after Phase I has reached final completion.

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	64.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	TBD	TBD	Binary
El Ceibillo	38.6	410-446 (3)	25.0(6)	TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company acquired additional acreage. The resource estimate of 127.0 megawatts was provided by Geothermex.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	An estimate by Black Mountain Technology of 44.0 megawatts.
(5)	A third party resource estimate with respect to 23.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate.

Employees

At March 31, 2012, the Company had 42 full-time and one part time employee (14 administrative and project development, and 28 field and plant operations). The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

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

The Company’s operating revenues for the three most recent fiscal years ended March 31, 2012 and 2011 were $5,894,113 and $3,253,545; respectively. All of these revenues were attributable to customers in the Northwest of the United States.

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

We expect the following key incentives to influence our results of operation:

Production Tax Credits and Investment Tax Credits. Production tax credits provide project owners with a federal tax credit for the first ten years of plant operation. The PTC enhances the annual revenues of the projects by about 25 percent per year for the first 10 years. At present, unless extended, facilities constructed after December 31, 2014 will not be eligible to use this production tax credit. The federal production tax credit available for geothermal energy in 2009 was $2.1 cents per kilowatt-hour. For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit in lieu of the PTC. The ITC may be converted into a cash grant within the first 60 days of operation of the plant.

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

On December 10, 2010, a second REC contract was signed with Public Utility District No. 1 of Clallam County, Washington. The term of the agreement is from 2018 to 2034 and includes sales of an estimated 50,000 MWHs annually, representing the 49% ownership in RECs retained by RRU1 under the Idaho Power PPA.

The power purchase agreements for the existing San Emidio power plant, the planned Raft River Unit II facility, and the planned Neal Hot Springs facility are all for bundled power and RECs. Therefore, under these contracts all RECs are delivered with the net power sold to the utility.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our Chief Executive Officer, Daniel J. Kunz, our Chief Financial Officer, Kerry D. Hawkley, our Treasurer and Executive Vice President, Jonathan Zurkoff, our President and Chief Operating Officer, Douglas J. Glaspey, and Kevin R. Kitz, our Vice President – Project Development. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed employment agreements with these persons, but does not have key-man insurance on any of them.

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

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares of common stock. There is currently only a limited public market for our common stock on the Toronto Stock Exchange in Canada and on the NYSE MKT in the United States, and investors may be unable to resell their shares of common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

38

The price of our common stock is volatile, which may cause investment losses for our shareholders. The market for our common stock is highly volatile, having ranged in the last fiscal year ended March 31, 2012, from a low of $0.34 CDN to a high of $1.07 CDN on the TSX Exchanges and from a low of $0.34 to a high of $1.11 on the NYSE MKT. The trading price of our common stock on the TSX Exchange and on the NYSE MKT is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

Raft River, Idaho

The Raft River project, where the Company’s geothermal operations are located, is in southeastern Idaho, approximately 55 miles southeast of Burley, the county seat of Cassia County. Burley has a population of about 11,000 and is the local agricultural and manufacturing center for the area, providing a full range of light to heavy industrial services.

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

All of the leases may be extended indefinitely as long as production is maintained from the lease either individually or as a geothermal unit. For each lease other than the Crank Lease (see below), once production is achieved the amounts due annually will be the greater of the production royalty and the minimum payment for the last year of the primary term. All payments under the leases are made annually in advance on the anniversary date of the particular lease. In addition, the following lease and other royalty terms apply to the individual leases:

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

Neal Hot Springs, Oregon

Neal Hot Springs is a geothermal resource located in Eastern Oregon. The Company acquired the Neal Hot Springs geothermal energy and surface rights in September 2006. A geothermal power plant is currently under development and scheduled for initial power production late in the third quarter of 2012.

USG Oregon LLC, has drilled four production wells (NHS-1, 2, 5, and 8) and eight injection (NHS-3, 5, 9, 10, 11, 12, 13, 14) wells at the project.

The Company has been issued permits for three additional wells if necessary. The annual permit renewal obligation with the Oregon Department of Geology is $500 per well or ($6,000) annually.

The project is projected to deliver power in the 2nd quarter of 2012.

Lease/Royalty Terms

Cyprus Gold Exploration Corporation. The lease is for mineral rights for 4,960 acres located in Malheur County, Oregon is dated January 24, 2007, and has a primary term of 10 years, and expires January 24, 2017. Minimum lease payments are as follows:

Year 2008-2011	$4,000
Year 2012-2016	$8,000

The agreement defines a royalty rate based upon 2% of the actual revenue for the first 10 years of commercial production and 3% thereafter.

JR Land and Livestock. The lease is for mineral rights for 4,960 acres located in Malheur County, Oregon is dated January 24, 2007, and has a primary term of 10 years, and expires January 24, 2017. Minimum lease payments are as follows:

Year 1	$15,000
Year 2	$25,000
Year 3+	$30,000

The agreement defines a royalty rate based upon 3% of the gross proceeds for the first 5 years of commercial production, 4% of gross proceeds for the next 10 years, and 5% of the gross proceeds thereafter. Annual rental is credited against production royalty payments.

San Emidio, Nevada

In 2008, the Company acquired a 3.6 MW operating geothermal power plant and approximately 30,734.21 acres (48.0 square miles) of geothermal energy leases and certain ground water rights all located north of Reno, Nevada. The assets are comprised of two locations: the San Emidio assets and the Gerlach/Granite Creek assets. The San Emidio assets are located in the San Emidio Desert, Washoe County, Nevada and include the geothermal power project, approximately 22,944 acres (35.9 square miles) of geothermal leases, and ground water rights used for cooling water. The Gerlach assets are comprised of approximately 3,415 acres (5.3 square miles) of BLM geothermal leases located about 1 mile north of Gerlach, Nevada. The Granite Creek assets are comprised of approximately 5,414 acres (8.5 square miles) of BLM geothermal leases located about 7 miles north of Gerlach, Nevada. The Gerlach and Granite Creek assets are along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser.

The 3.6 -MW geothermal power plant has been produced power from 1987 until December 2011. The power plant was constructed in 1986 with commercial power generation beginning in 1987. The original plant has been replaced with a new 8.6 MW facility located on private land owned by USG Nevada. Phase 1 repowering is being completed utilizing the existing production and injection wells. The facility is being tested during the first and second quarters of 2012 with commercial power production expected in the second quarter of 2012.

USG Nevada is still investigating the opportunity for expansion under Phase II and III.

Subsequent to the end of the quarter, a PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for 19.4 megawatts of electricity. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate.

Lease/Royalty Terms
BLM Leases. At the closing of the Empire Acquisition, the geothermal leases with the BLM were assigned to the Company. The lease contracts are for approximately 21,905 acres of land and geothermal rights located in the San Emidio Desert, Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 10 years, under two extension periods, at 5 years each, as long as the lessee is maintaining production at commercial quantities. The leases require the lessee to conduct operations in a manner that minimizes adverse impacts to the environment.

The terms of the BLM contracts are detailed as follows:

Contract No.	Current Contract Expiration Date	Acres	Annual Rate
San Emidio
N63004	9/30/2013	1,280	$ 1,280
N63005	9/30/2013	1,279	1,279
N63006	9/30/2013	1,920	1,920
N63007	9/30/2013	1,920	1,920
N75233	11/1/2016	1,868	3,738
N75552	11/1/2012	2,560	2,560
N75553	11/1/2012	1,480	1,480
N75554	11/1/2012	2,118	2,119
N75555	11/1/2012	960	960
N75556	11/1/2012	1,480	1,480
N75557	11/1/2012	1,280	1,280
N75558	11/1/2012	680	680
N42707	Indefinite	1,797	0
N47169	12/1/2017	3	0
N74196	4/30/2012	640	640
N57437	9/30/2013	640	2,560
Gerlach
N55718	6/30/2012	1,252	10,016
N75228	10/31/2016	2,164	4,328

The Company received BLM approval and designation of a Geothermal Unit and a “Participating Area”. The geothermal unit allows USG to hold all geothermal resources within the valley without the risk of lease expiration and allows exploration and development costs to be apportioned between and for the benefit of maintaining all the geothermal leases within the Unit. The first designated participating area encompasses the currently operated southern production zone. Royalties will be portioned to the mineral owners on a percentage of ownership within the participating area. The Unit Area and the Participating Area are key components for long term lease retention and resource development. The federal royalty is calculated based upon the percentage of acres of federal geothermal resources within the participating area and production royalty of 10.0% of the value of the resources prior to production cost deductions as required by a formula established by the Minerals Management Service.

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

Granite Creek, Nevada

The Granite Creek assets are comprised of approximately 2,443 acres (3.8 square miles) of BLM geothermal leases located about 6 miles north of Gerlach, Nevada along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser.

Lease/Royalty Terms
BLM Leases. The Company has a geothermal lease contract with the BLM. The lease contract is for approximately 2,443 acres of land and geothermal water rights located in the northwestern Nevada. The lease contract has a primary term of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years as long as the lessee maintains production in commercial quantities. The lease requires an annual lease payment of $2,443, not including processing fees, and will expire October 31, 2012.

Republic of Guatemala

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

Boise Administration Office, Idaho

The Company entered into a 1 year lease contract effective January 31, 2011 through January 31, 2012, for general office space for an executive office located in Boise, Idaho. The contract allows the Company two annual renewal options. The first annual renewal option was exercised in January 2012. The lease payments are due in monthly installments of $6,345 per month.

Item 3. Legal Proceedings

As of June 30, 2012, management is not aware of any material current or pending legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NYSE MKT/Over-The-Counter Bulletin Board
From June 3, 2005 to April 15, 2008, the common stock of U.S. Geothermal Inc. was quoted on the Over-The-Counter Bulletin Board (the “Bulletin Board”) under the trading symbol “UGTH”. Effective April 14, 2008, the common stock of U.S. Geothermal Inc. began trading on the American Stock Exchange, now the NYSE MKT, under the trade symbol “HTM.” Future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

The following sets forth information relating to the trading of our common stock from April 1, 2010.

Bid Prices on the NYSE MKT
Fiscal Year Ended March 31, 2011	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	1.07 0.90 1.36 1.35	0.70 0.71 0.80 0.95

Fiscal Year Ended March 31, 2012
First Quarter Second Quarter Third Quarter Fourth Quarter	1.11 0.74 0.52 0.65	0.65 0.45 0.35 0.34

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

Sales Prices on the TSX Exchange (CDN$)

Fiscal Year Ended March 31, 2011	High	Low
First Quarter	1.07	0.75
Second Quarter	0.94	0.74
Third Quarter	1.38	0.82
Fourth Quarter	1.28	0.94

Fiscal Year Ended March 31, 2012
First Quarter	1.07	0.67
Second Quarter	0.73	0.47
Third Quarter	0.52	0.36
Fourth Quarter	0.63	0.34

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

Item 6. Selected Financial Data

	For the Fiscal Years Ended March 31,
	2012	2011	2010	2009	2008
Operating Revenues	$ 5,894,113	$ 3,253,545	$ 2,579,152	$ 2,336,202	$ 190,721
Operating Expenses	16,522,690	7,270,395	8,562,345	7,660,868	4,568,871
Loss from Continuing Operations	(10,628,577)	(4,039,350)	(5,983,193)	(5,324,666)	(4,378,150)
Loss per share from Continuing Operations	(0.07)	(0.05)	(0.09)	(0.08)	(0.06)
Cash dividends declared and paid per common share	0	0	0	0	0

	As of March 31,
	2012	2011	2010	2009	2008
Total Assets	$219,030,868	$ 85,322,968	$ 65,727,861	$ 52,451,343	$ 40,366,933
Total Long-term Obligations (1)	66,200,561	18,326,802	2,080,859	1,972,200	1,975,672

(1)

Long-term obligations represent the stock compensation payable, a convertible loan, construction loans and a capital lease obligation. The stock compensation liability is the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk. As of March 31, 2012, long-term obligations did not include stock compensation payable.

	Loss per share from Continuing Operations	Operating Revenues	Gross Profit	Loss from Operations	Net Loss Attributable to US Geothermal
Fiscal Year Ended March 31, 2009
1st Quarter	(0.02)	480,915	480,915	(1,774,518)	(1,717,061)
2nd Quarter	(0.03)	743,706	743,706	(1,406,431)	(1,356,084)
3rd Quarter	(0.01)	575,886	575,886	(899,643)	(874,186)
4th Quarter	(0.02)	535,695	535,695	(1,244,074)	(1,240,423)
Fiscal Year Ended March 31, 2010
1st Quarter	(0.04)	335,736	335,736	(2,441,672)	(2,411,566)
2nd Quarter	(0.02)	734,622	734,622	(1,156,554)	(1,122,525)
3rd Quarter	(0.02)	731,315	731,315	(1,449,421)	(1,394,009)
4th Quarter	(0.01)	777,479	777,479	(935,546)	(910,750)
Fiscal Year Ended March 31, 2011
1st Quarter	(0.02)	752,247	752,247	(1,491,924)	(1,474,560)
2nd Quarter	(0.01)	838,688	838,688	(1,003,950)	(966,691)
3rd Quarter	(0.01)	852,515	852,515	(843,584)	(825,194)
4th Quarter	(0.01)	810,095	810,095	(699,892)	(687,971)
Fiscal Year Ended March 31, 2012
1st Quarter	(0.03)	1,397,975	(1,110,296)	(4,639,138)	(2,341,024)
2nd Quarter	(0.01)	1,689,609	421,852	(1,471,517)	(922,043)
3rd Quarter	(0.02)	1,647,442	(100,363)	(2,596,788)	(1,315,339)
4th Quarter	(0.01)	1,159,089	6,480	(1,921,134)	(1,643,723)

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

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE MKT LLC under the trade symbol “HTM.”

For the fiscal year ended March 31, 2012, the Company was focused on:

1)	Commissioning and performance testing of the new San Emidio Unit I power plant in Nevada;
2)	Drilling injection wells and construction for the Neal Hot Springs project in Oregon;
3)	Started the drilling of observation and production wells for the San Emidio Phase II project in conjunction with the DOE Innovative Exploration program;
4)	Negotiating long term financing for San Emidio Phases I and II and discussing development funding for Phase III;
5)	Conducting negotiations with potential equity partners for the El Ciebillo project in Guatemala; and
6)	The evaluation of potential new geothermal projects acquisitions.

Neal Hot Springs, Oregon
Neal Hot Springs is located in Malheur County, Oregon and has been established as a commercial geothermal resource.

On February 26, 2009 U.S. Geothermal submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 67% of the total project cost which is now estimated to be $143.6 million for the project, a $14.6 million increase. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan. As of May 31, 2012, eight monthly draws totaling $64.16 million have been taken on the DOE loan, which have a combined annual interest rate of 2.654% .

Over the course of the ongoing construction, the budget was increased by $14.6 million in equity contributions by the partners. The first increase was for $7.0 million to cover additional drilling costs and modifications in plant controls and the cooling mechanism. Enbridge Inc. of Canada, our partner at Neal Hot Springs, provided the additional investment in exchange for increased ownership interest in the project from 20% to approximately 27%. The project already has 100% of the required production capacity and about 60% of the required injection capacity proven. Certain wells were drilled into deep injection zones but two of these wells do not have satisfactory capacity; therefore, a second increase of $6 million has been established for an extended drilling program, about to be initiated, that is engineered to provide the required 40% capacity. Depending on the amounts contributed by each partner, this cash call may result in further adjustments in the ownership of the project.

Notice to proceed was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. Detailed design and construction of the supercritical cycle power plant utilizing significantly improved technology is currently in progress. The new plant, which will consist of three separate power modules, is designed to deliver approximately 23 megawatts of power net to the grid. The first module is scheduled to begin commercial operations during the third calendar quarter of 2012 and the full plant is scheduled to be completed late in the 3rd quarter 2012. As of May 31, construction of the total project is estimated to be 90 percent complete with about 65% of the DOE loan already drawn.

The EPC contractor has continued site construction work and the equipment supplier commenced equipment delivery. On May 27, the Company was notified by the EPC contractor that mechanical completion was achieved. All of the air cooled condensers for the three units have been installed and all major components are on site for Unit 2. On June 28th, the construction contractor provided notice of mechanical completion for the second of the three 7.3 net megawatt, air cooled power plant modules. Production and injection pipelines are being completed and insulation installed. Four production pumps have been installed and are ready to supply fluid to the power plant.

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

Four large diameter injection wells (NHS-3, NHS-9, NHS-12, and NHS-13) and three slim hole injectors (NHS-10, T/G 16b and T/G 3) have been completed and provide an estimated 70 percent of the capacity needed. NHS-4 and NHS-11, both planned as deep injectors, did not find the capacity needed. Three additional injection wells (two shallow ones and one deep injector) have been planned with drilling expected to be initiated during the first week of June. Once the Unit 1 power plant has achieved substantial completion and is operating continuously, reservoir and tracer testing will be started to complete the numerical reservoir model for the project.

The Company received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 23 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. As of the end of the quarter, Idaho Power has completed the transmission line and substation, and it is ready to accept power delivery.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio, Nevada
The San Emidio expansion is planned to take place in three phases. Phase I is a repower, and Phases II and III are planned to be expansions. Phase I utilizes the existing production and injection wells with installation of a new, more efficient 8.6 MW net power plant which achieved commercial operation on May 25, 2012. Phase II is a planned expansion within the bounds of the existing San Emidio geothermal reservoir and is subject to the successful development of additional production wells through exploration and drilling activities. Phase III is planned as a further expansion for 17.2 MW net utilizing two additional power modules similar to Phases I and II.

For Phases I and II, the Company made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. Due to funding difficulties experienced by the DOE loan guarantee program, a DOE loan guarantee is no longer available to the San Emidio project. Discussions with several senior lenders for a long term loan to take out the SAIC construction loan are ongoing.

On November 14, 2011, U.S. Geothermal Inc.’s wholly owned subsidiary USG Nevada LLC entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at the San Emidio Geothermal Project, located in Washoe County, Nevada. The loan agreement provides for borrowing of up to 90% of the total expected cash grant and consisted of an initial funding of $7.5 million which has been received by the Company. No addition borrowings are expected at this time. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. Once the placed in service date has been achieved, an application will be submitted to the United States Department of the Treasury for an estimated $11 million ITC cash grant. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC.

The Phase I repower began construction in the third calendar quarter of 2010 and was delayed in the startup due to technical issues related to the new plant. The Phase II expansion began construction in the second calendar quarter of 2011 with commercial operations originally anticipated to commence in the fourth calendar quarter of 2013. Given the delay in getting Phase I online we are not able to accurately determine when Phase II will be completed. The Company expects to utilize the cash grant in lieu of the Investment Tax Credit in connection with both the repower and the Phase II expansion. The Phase II expansion is still dependent on successful development of additional production well capacity.

The capital cost of the Phase I repower is estimated at approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We expect that 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

Phase I achieved mechanical completion in December 2011 and commercial operation on May 25, 2012. Commissioning was extended due to a series of mechanical issues that include defective capacitors, the mechanical failure of the 2,500 horsepower process pump, and excessive vibration in the turbine gear box. Performance testing of the power plant began in early May. The EPC contractor is providing its services under a fixed price contract that includes financial guarantees for the original completion date and power output of the plant.

Phase II began development in the second calendar quarter of 2010 with commercial operations, subject to successful production well development and timing related to financing availability for the construction of the plant, originally anticipated to commence in the fourth calendar quarter of 2013. The Company anticipated that the project would be granted approximately $16 million for Phase II in ITC cash grant in lieu of PTC in connection with the estimated $50 million of capital cost for Phase II development. There is uncertainty at this time if financing will be available to construct the Phase II plant in time to qualify for a startup prior to the end of 2013.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 % annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the amended and restated PPA. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

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

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Company to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies examined two levels of power generation; 15 megawatts and 45 megawatts, several transmission routes and the cost associated with each level of generation. The 15 megawatt study, which was directed at providing transmission for the Phase I and Phase II plants, completed the study process and resulted in an increase of available transmission to 16 megawatts. A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An additional System Impact Study was initiated on September 8, 2011 for an additional 3.9 megawatts of transmission to increase the transmission capacity to match the maximum limit of the new PPA. The 3.9 megawatt System Impact Study was completed in April and is being reviewed by the Company.

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

The second stage of the DOE program is a cost shared drilling plan that follows up on the targets identified in the first stage. In order to meet construction targets for Phase II plant construction, the drilling stage of the program commenced prior to DOE approval, and two observation/temperature gradient wells were completed by the Company. The proposed drilling program was approved by the DOE in early November 2011. One of the first two wells was deepened and three additional wells have been completed in the South Resource Area under the 50-50 cost share grant.

Three of the five wells exhibit commercial permeability and temperature with well OW-10 producing a flowing temperature of 302°F, well OW-9 exhibited a flowing temperature of 280°F and well OW-6 with a flowing temperature of 279°F. Well OW-9 also has a zone of high permeability at 1,830’ deep, which was put behind casing during drilling operations that has a measured static temperature of 294°F. Additional drilling operations would be required to test this zone. Well OW-8 encountered 320°F fluid, but did not produce commercial quantities during flow testing. The last well drilled, 45A-21, has just been completed and will undergo testing after a heat up period. The North Resource Area has an additional five observation/temperature gradient wells and one production well planned.

Raft River, Idaho
Raft River Energy Unit I is located in Idaho and has a 13 MW capacity geothermal power plant in operation.

Raft River Unit II is anticipated to cost approximately $134 million and Raft River Unit III is anticipated to cost approximately $166 million, up to 75% of which we believe may be funded by loans, with the remainder funded through equity financing. Construction dates have not been established for Raft River Unit II and Unit III.

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

Gerlach Joint Venture
The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 feet total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gallons per minute and the flowing temperature was 208°F. Geochemistry indicates an average potential source temperature of 374°F for the Gerlach site.

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

Drilling resumed on well 18-10a on April 14 and was stopped on April 18 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Subsequent temperature surveys indicate an isothermal temperature profile at 241°F which may indicate that higher temperature fluid does not occur below the 18-10a well site.

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

A summary of projects under development is as follows:

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser

San Emidio Phase II (Expansion)	Nevada	100%	8.6	TBD	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	TBD	$100	TBD
Neal Hot Springs I	Oregon	JV(4)	23	3rd Quarter 2012	$143	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
El Ceibillo	Guatemala	100%	25	1st Quarter 2015	$118	TBD
Raft River I (Repower)	Idaho	JV(5)	3	TBD	$8	Idaho Power
Raft River (Unit II)	Idaho	100%	26	TBD	$134	TBD
Raft River (Unit III)	Idaho	100%	32	TBD	$166	TBD

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

Raft River Energy I LLC
Raft River Unit I operated at 96.8% availability and generated an average of 9.3 net megawatts during the third fiscal quarter. For the 2011 calendar year, the plant averaged 7.6 net megawatts of generation with 97.3% availability.

The plant operated at reduced output during the month of March due to a mechanical problem with the production pump in well RRG-2. The potential causes are being evaluated and plans are being made to pull the pump and inspect it.

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

A drill rig for the DOE program was mobilized to the Raft River site in late December and began operations on December 30. A 9 7/8” liner was installed and cemented in place in preparation for the first phase of stimulation. The well was side-tracked during operations to remove a packer in the wellbore, and a new leg was completed through the geothermal target formation. A short duration, high pressure stimulation test was performed which indicated a temporary increase in permeability. Due to funding requirements, the project was placed on stand-by pending review of the results generated to date and further funding from the DOE.

On May 16, 2011, Eugene Water and Electric Board notified the Company that the PPA for Raft River Unit II has been terminated since a Notice to Proceed had not been issued on or before the required milestone date.

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

Initially, Raft River Energy I LLC (“RREI”) was a wholly owned subsidiary of the Company and was recorded as a fully consolidated subsidiary into the Company’s financial statements. In 2006, Raft River I Holdings (“Holdings”), a subsidiary of the Goldman Sachs Group, acquired an equity interest by providing a significant capital investment in RREI under a tax equity structure. Subsequent accounting activity of RREI was reflected under the equity method on the Company’s consolidated financial statements.

Based on management’s annual review of the conditions and circumstances surrounding the relationship between the Company and Holdings, it was determined that the Company would no longer use the equity method to reflect the Company’s interest in RREI as of April 1, 2011. The Company will now fully consolidate RREI’s assets, liabilities and operations and recognize a non-controlling interest. When making this determination, Management analyzed whether control had shifted to the Company for accounting purposes, and noted that participation by Holdings is passive. The Board of Managers does not hold regular meetings, does not formally approve the annual operating budgets, and Holdings declines to contribute additional funds even when benefits can be shown. The Company has possession of and operates the facility, makes all day-to-day operating decisions, and contributes additional required capital repair funding as needed. Active participation in the operations of RREI is a primary role of the Company’s operating staff. The most critical point that has changed is the economics of the project due to the zero balance in the Raft River Holding’s tax capital account. Tax deductions associated with an additional $12.1 million equity contribution from the Company accelerated the exhaustion of the Holdings tax capital account to zero sooner than originally anticipated. The Company will be allocated 100% of the tax deductions and operating losses for the tax year 2011 and subsequent years. Since the current structure of RREI was established to allocate significant tax benefits to Holdings, the exhaustion of the Holdings tax capital account to zero demonstrates that the majority of the tax benefits have been monetized. Holdings no longer has any tax capital at risk. The Company is the only partner with tax capital at risk, so future operating decisions will primarily impact the Company.

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

San Emidio, Nevada
The original San Emidio geothermal power plant produced power beginning in 1987 and sold electricity to Sierra Pacific Power Corporation. The original plant was shut down on December 12, 2011 and placed on operational standby in preparation for start up of the new Phase I power plant.

Power Purchase Agreements (“PPA”)
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

Raft River Energy I LLC currently earns revenue from a full-output PPA with Idaho Power, which allows power sales up to 13-MWs annual average. The PPA expires in 2032. This PPA was signed as part of ongoing negotiations with Idaho Power for PPAs covering an expected total output of 45.5 MWs and may be used as the template for additional PPAs. The price of energy sold under the Idaho Power PPA is split into three seasons: power produced during the peak periods of July, August, November and December will be purchased at 120% of the set price; power produced in the three month low demand season will be purchased at 73.50% of the set price; and power produced in the remaining five months of the year will be purchased at 100% of the set price. The PPA sets a first year average purchase price of $53.60 per MW hour. The $53.60 purchase price is escalated each year at a compound annual rate of 2.1% until year 15. From years 16 to 25 of the contract the escalation rate will drop to 0.6% per year.

Power generated by the original San Emidio power plant was sold to Sierra Pacific Power Corp. (NV Energy) pursuant to a 30 year PURPA PPA was scheduled to terminate in December 2017. The PPA included energy and capacity payment components, as well as peak and off-peak seasonal rates. Contract prices were adjusted annually on March 1 based upon the Handy-Whitman price index, total steam production plant category, as specified by Nevada Public Utility Commission standards for PURPA contracts.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1 percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the amended and restated PPA. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

The power purchase agreement for the Neal Hot Springs project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96 per MW-hour and escalates at a variable percentage annually. Idaho Power Company submitted the PPA to the Idaho Public Utilities Commission (“IPUC”) on December 28, 2009 and it was approved by the IPUC on May 20, 2010.

Results of Operations

For the fiscal year ended March 31, 2012, the Company reported a net loss of attributable to the Company’s operations of $6.2 million ($0.07 loss per share) which represented an unfavorable increase of $2.2 (55.0%) from the fiscal year ended 2011. Notable favorable variances were reported in earned management fees and travel and promotion expenses. Notable unfavorable variances were reported for the San Emidio operations, Raft River operations, professional and management fees, salaries and related costs and stock based compensation. Also, additional information was provided concerning the loss on the disposal of water rights and the removal of exploration costs included in the other operation expenses line item.

Plant Operations and Other Plant Expenses

During the current fiscal year, the Company’s operating revenues from energy production and related operating costs originated from two power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the North Western part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in June of 2012. The Raft River plant (Raft River Energy I LLC) is located in the South Eastern Idaho. The Raft River plant began operations in January of 2008.

San Emidio, Nevada Plant Operations
The energy and energy credit sales generated from the San Emidio power plant represented 28.8% of total operating revenues for the Company for the year ended March 31, 2012.

For the fiscal year ended March 31, 2012, the San Emidio plant reported net loss of $880,764 which was a higher loss from the $640,057 net loss from the fiscal year ended 2011. On December 12, 2011, the old power plant was shut down to facilitate the change to the new power plant. Due to the shut down, no energy was produced in the fourth fiscal quarter March 31, 2012 and less than average amounts of energy were produced during the third fiscal quarter ended December 31, 2011. See the key quarterly production data presented below for additional energy production and revenue information. For the fiscal year ended March 31, 2012, energy sales deceased $823,282 (33.8%) from the same fiscal year ended 2011. Operating expenses decreased $174,048 (6.3%) from fiscal year ended 2011 to 2012. One factor that the decrease in operating expenses was not proportional to the decrease operating revenues was the significant increase in property taxes. During the current fiscal year, annual property taxes of $292,711 were paid to Washoe County, which was a significant increase (188.0%) from the prior year’s tax assessment. The increase in taxes was primarily based upon the assessed value of the new power plant. Property taxes were included in the general and administrative line item of the summarized financial information. The current fiscal year depreciation costs decreased (24.9%) from the prior fiscal year due to some assets reaching their estimated useful lives and the power plant and related components being taken out of operation. Summarized financial and production information is presented below.

A new 25 year PPA was signed in December of 2011 that sets the new set rate at $0.0897 per kilowatt hour with a 1% annual escalation rate.

Summarized statements of operations for the San Emidio power plant are as follows:

	Years Ended March 31,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	1,615,189	95.0	2,438,471	96.8	(823,282)	(33.8)
Energy credit sales	84,798	5.0	79,569	3.2	5,229	6.6
	1,699,987	100.0	2,518,040	100.0	(818,053)	(32.5)

Operating expenses:
General and administrative	565,724	33.3	343,512	13.6	(222,212)	(64.7)
Salaries and related costs	707,652	41.6	722,901	28.7	15,249	2.1
Operations:
Repairs and maintenance	81,090	4.8	117,759	4.7	36,669	31.1
Other	279,793	16.5	359,598	14.3	79,805	22.2
Rent and lease	29,833	1.8	27,154	1.1	(2,679)	(9.9)
Purchased utilities	70,115	4.1	54,391	2.2	(15,724)	(28.9)
Depreciation and amortization	852,053	50.1	1,134,993	45.1	282,940	24.9
	2,586,260	152.1	2,760,308	109.7	174,048	6.3

Operating Loss	(886,273)	(52.1)	(242,268)	(9.7)	(644,005)	(265.8)
Interest income	5,509	0.3	1,561	0.1	3,948	252.9

Net Loss	(880,764)	(51.8)	(240,707)	(9.6)	(640,057)	(265.9)

%* - represents the percentage of total operating revenues.
%** represents the percentage of change from 2011 to 2012.

Key quarterly production and financial data for the San Emidio, Nevada plant is summarized as follows:

			Ave. Rate	Net	Depreciation
	Kilowatt	Energy	per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)

June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,877	210,366
December 31, 2011*	3,291	361,876	0.1100	(433,861)	206,522
March 31, 2012*	-	-	-	(475,961)	189,126

* - The old power plant ceased operations on December 12, 2011, to facilitate the transfer of operations to the new power plant.

Raft River Plant Operations

The energy and energy credit sales generated from the Raft River power plant represented 71.2% of total operating revenues for the Company for the year ended March 31, 2012.

In January 2009, the lap joint for one of the production wells (RRG-7) began to fail. The failure resulted in a reduction in water temperature that had a negative impact on energy production for both fiscal years ended March 31, 2011 and 2012. In June of 2010, a production well RRG-2 was shut down. In May 2011, the repairs of wells RRG-2 and RRG-7 began under the terms of the Repair Service Agreement between the two partners. The repairs were completed in January 2012 and amounted to over $1.65 million. From January 2012 to March 2012, the plant operated at an average of 9.29 megawatts, which was a 27.8% increase from the average production levels from April 2011 to December 2011. Summarized financial and production information is presented below.

Summarized statements of operations for RREI are as follows:

	Years Ended March 31,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Operating revenues:
Energy sales	3,809,507	90.8	3,837,278	89.8	(27,771)	(0.7)
Energy credit sales	384,619	9.2	433,599	10.2	(48,980)	(11.3)
	4,194,126	100.0	4,270,877	100.0	(76,751)	(1.8)

Operating expenses:
Operations	3,230,740	77.0	3,079,476	72.1	(151,264)	(4.9)
General repairs	1,416,301	33.8	198,830	4.7	(1,217,471)	#
Repairs under the RSA	1,650,000	39.3	-	-	(1,650,000)	#
Depreciation and amortization	2,036,769	48.6	2,049,787	48.0	13,018	0.6
	8,333,810	198.7	5,328,093	124.8	3,005,717	(56.4)

Operating Loss	(4,139,684)	(98.7)	(1,057,216)	(24.8)	(3,082,468)	(291.6)

Other income	1,001	0.0	97	0.0	904	#

Net Loss	(4,138,683)	(98.7)	(1,057,119)	(24.8)	(3,081,564)	(291.5)

%* - represents the percentage of total operating revenues.
%** - represents the percentage of change from 2011 to 2012.
# - percentage of variance either exceeds 600% or is undefined.

Key quarterly production and financial data for RREI is summarized as follows:

			Renewable
			Energy	Net Income
	Kilo-watt	Energy Sales	Credit Sales	(Loss)
Quarter Ended:	Hours x 1,000	($)	($)	($)

June 30, 2010	17,599	806,439	114,394	(584,204)
September 30, 2010	16,116	1,019,499	104,733	(123,032)
December 31, 2010	17,878	1,135,062	113,090	(13,931)
March 31, 2011	16,898	876,278	101,382	321,507
June 30, 2011	14,144	651,059	84,846	(1,986,673)
September 30, 2011	14,562	942,111	87,432	(489,768)
December 31, 2011	17,888	1,159,245	104,222	(965,553)
March 31, 2012	19,639	1,057,091	108,119	(696,689)

Management Fees; Land, Water and Mineral Rights Lease Revenues

In the fiscal year ended March 31, 2011, the Company recognized management fees and revenues from the lease of land and water rights of $250,000 and $196,893; respectively. All of these operating revenues originated from the Company’s subsidiary (Raft River Energy I LLC). As of April 1, 2011, the Company no longer reports Raft River Energy I LLC operations under the equity method. Accordingly, these revenues are now eliminated during the consolidation process.

Professional and Management Fees

		Percentage of
		Increase (Decrease)	Percentage of
Fiscal Year Ended	Amount	from Prior Year	Total Operating
March 31,	($)	(%)	Expenses (%)

2011	1,128,993	(34.7)	19.9
2012	1,889,142	67.3	19.2

For the fiscal year ended March 31, 2012, the Company incurred professional and management fees of $1,889,142, which was an increase of $760,149 (67.3%) from the fiscal year ended 2011. In the first fiscal quarter ended June 30, 2011, fees of $1,088,091 were paid to a placement agent for obtaining the equity partner in the Neal Hot Springs, Oregon project. This type of cost has not been incurred in prior periods. During the year ended March 31, 2012, operational legal fees amounted to approximately $310,000 that were primarily incurred for SEC filing/reporting and preparing a prospectus for an At-the-Market offering. Consulting costs directly identified as incurred for compliance with the Sarbanes-Oxley Act decreased approximately $33,000 (34.7%) from the fiscal year ended 2011.

Salary and Related Costs

For the fiscal year ended March 31, 2012, the Company reported $1,237,461 in salaries and related costs, which was increase of $175,084 (46.3%) from the fiscal year ended 2010. Overall, salary and related costs increased in 2012 due to the addition of two management and development employees, company-wide bonuses and a general wage increase. The company-wide bonuses totaled $450,000. A portion of these increases were offset by a portion of salaries and related costs that were allocated to capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling, reservoir evaluation and plant construction. At San Emidio, salary cost allocations have been made for efforts primarily related to the new power plant construction management for Phase I of the project.

	For the Years Ended March 31,
	2012	2011	Variance
Financial Element	$	$	$	%

Total Company salary and related, excluding San Emidio plant operations	2,608,737	2,128,257	480,480	22.6

Salary and related costs capitalized for the following projects:
USG Nevada LLC (San Emidio Phase I Project)	(670,990)	(409,397)	(261,593)	(63.9)
USG Oregon LLC (Neal Hot Springs Project)	(667,540)	(591,804)	(75,736)	(12.8)
Small projects	(32,746)	(42,671)	9,925	23.3
	1,237,461	1,084,385	153,076	14.1

% - represents the percentage of change from 2011 to 2012.

Stock Based Compensation

For the year ended March 31, 2012, the Company reported $1,454,376 in stock based compensation, which was an increase of $387,811 (36.4%) from the fiscal year ended 2011. Stock based compensation includes the calculated values of both Company stock and stock options. The variance was primarily a related to of the timing of the issuance of the stock option grants. On June 3, 2011, the Board of Directors approved a grant of 2,590,000 stock options to employees. In the prior year, the stock option grant was not approved until September 10, 2010. On September 10, 2010, the Company granted of 705,000 common shares to officers, directors and select employees shares to vest over three six-month periods. The value of the employee stock compensation for the years ended March 31, 2012 and 2011 was $248,577 and $261,372; respectively.

Travel and Promotion

For the fiscal year ended March 31, 2012, costs were $175,084 (46.3%) lower than the fiscal year ended 2011. The majority of the decrease related to shifting resources away from investor relation and other promotional activities. Investor relations and other business promotional sponsorships totaled $113,043 and $235,331 for the years ended March 31, 2012 and 2011; respectively, which was a decrease of $122,288 (52.0%) .

Other Operating Expenses

For the year ended March 31, 2012, the Company reported $559,066 in other operating expenses, which was an increase of $425,511 (318.6%) from the fiscal year ended 2011. During the quarter ended December 31, 2011, the Company expensed $463,391 in costs associated with the development of test wells held by USG Gerlach LLC. Some of the costs were incurred in the current quarter and $260,641 was removed from construction in progress. Since these costs by were shared by our partner who holds a 40% non-controlling interest in USG Gerlach LLC; $185,356 was added back to net income attributable to the Company’s operations.

Net Loss Attributable to the Non-Controlling Interest

The net loss attributable for the non-controlling interest entities is the line item that removes the portion of the Company’s consolidated operations that is owned by the Company’s subsidiaries. For the year ended March 31, 2012, the Company reported $4,567,155 in net loss attributable to non-controlling interest, which was an increase of $4,549,235 from the same fiscal year ended 2011. The primary reasons for the increase were the consolidation of Raft River Energy I LLC (“RREI”) and the loss reported by USG Gerlach LLC. Effective April 1, 2011, the operations of RREI were fully consolidated into the Company’s consolidated financial statements. The impact of including the operations RREI in the Company’s financial statements on the loss attributable to non-controlling entities amounted to $4,362,683 for the fiscal year ended March 31, 2012. As noted above, the loss attributable to USG Gerlach LLC increased significantly ($185,356) due to the costs associated with the development of test wells.

Loss on Disposal of Water Rights

In February 2012, water rights on 2,917 acres leased property in the Granite Creek area located in the State of Nevada were relinquished and removed from intangible assets at their carrying amounts that totaled $548,701. The relinquishment was considered to be a loss that was recognized in the current year ended March 31, 2012.

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2012 are adequate to fund our general operating activities through December 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 60 days of operation of the plant. Phase I at San Emidio was completed and in operation in May 2012. An application will be submitted in June 2012 electing to take the ITC cash grant in lieu of the PTC, which will result in a check from the U.S. Treasury for approximately $11 million by August 2012 and will be used to retire an existing bridge loan of approximately $7.5 million.

On May 21, 2012, U.S. Geothermal Inc. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement (the “Commencement”), LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT LLC exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the Toronto Stock Exchange.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of Common Stock if the purchase price of those shares, determined as set forth in the Purchase Agreement, would be below $0.25 per share. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. As consideration for entering into the Purchase Agreement, the Company has issued to LPC 651,819 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 651,819 shares.

As of June 30, 2012, the Company has sold 750,000 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $259,425. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT LLC or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

The Company has entered into an agreement with Kuhns Brothers Securities Corporation (“KBSC”), pursuant to which KBSC agreed to act as the placement agent in connection with the sale of shares of Common Stock to LPC. Subject to the Company’s and KBSC’s receipt of written confirmation that the Corporate Finance Department of Financial Industry Regulatory Authority, Inc. (“FINRA”) has determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of the Company’s arrangement with KBSC, the Company will pay KBSC the following compensation for its services in acting as placement agent in the sale of Common Stock to LPC: (A) the Company will pay a cash fee to KBSC in an amount equal to: (i) 6% of the aggregate gross proceeds received by the Company from the initial sale of $750,000 in shares of Common Stock to LPC pursuant to the Purchase Agreement, and (ii) 3% of the aggregate gross proceeds received by the Company from additional sales of Common Stock to LPC pursuant to the Purchase Agreement; and (B) the Company will issue to KBSC the number of warrants (the “Compensation Warrants”) equal to: (i) in the case of the initial sale of $750,000 in shares of Common Stock to LPC, 6% of the aggregate number of shares sold to LPC; and (ii) in the case of additional sales of Common Stock to LPC, 3% of the aggregate gross proceeds received by the Company from such sales divided by 115% of the closing sale price of one share of Common Stock on the day prior to the respective issuance of the Compensation Warrant. The Compensation Warrants issued pursuant to clause (ii) in the preceding sentence will be based on incremental sales to LPC of $2 million in aggregate gross proceeds. Each Compensation Warrant will have an exercise price equal to 115% of the closing sale price of one share of Common Stock on the day prior to its issuance, a term of five years from the date of its issuance and will otherwise comply with the rules of FINRA.

On November 14, 2011, U.S. Geothermal Inc. entered into a bridge loan agreement between its wholly owned subsidiary USG Nevada LLC and Ares Capital Corporation. The bridge loan has monetized the Section 1603 ITC cash grant associated with the planned commercial operation of the new Phase I power plant at the San Emidio Geothermal Project, located in Washoe County, Nevada. The loan agreement provides for payment to the Company of approximately 90% of the total expected cash grant and consists of an initial funding of $7.5 million which has been received by the Company. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. Once the placed in service date has been achieved, an application will be submitted to the United States Department of the Treasury for an estimated $11 million ITC cash grant. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility with the remaining balance payable to USG Nevada LLC.

On September 30, 2011, U.S. Geothermal Inc., a Delaware corporation (the “Company”), entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company, from time to time, may issue and sell through MLV, acting as the Company’s sales agent, shares of the Company’s common stock. The Company’s board of directors has authorized the issuance and sale of shares of the Company’s common stock under the Sales Agreement for aggregate gross sales proceeds of up to $10,000,000, subject to certain limitations based on the sales price per share, for a period of one year from the date of execution of the Sales Agreement. Pursuant to the Sales Agreement, MLV will be entitled to compensation at a fixed commission rate of the greater of (i) 3% of the gross sales price per share sold or (ii)(1) $0.03 per share sold if the sale price per share is $0.80 or greater or (2) $0.0225 per share sold if the sale price per share is less than $0.80 (but in no event shall compensation exceed 8% of gross proceeds). The Company has agreed to reimburse a portion of MLV’s expenses in connection with the offering of the Company’s common stock under the Sales Agreement. This agreement was cancelled effective May 19, 2012.

As of May 19, 2012, the Company has sold 241,989 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $126,133. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT LLC or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

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

In September 2010, USG Oregon LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note was considered to be an equity contribution to the Company’s subsidiary. The conversion occured automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also provide for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note, will earn Enbridge a 20% direct ownership in the subsidiary. In the event of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $8 million was contributed by Enbridge that increased their direct ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% . An additional $6 million cost overrun facility was established by Enbridge to cover costs that resulted from unexpected poor results from injection well drilling. The additional investment by Enbridge will increase their ownership in USG Oregon LLC based on running a project financial model and determine what percentage of the forecasted project income will be allocated to Enbridge to arrive at a predetermine rate of return for the additional investment. Current estimates of the ownership assuming that all of the investment is used for drilling shows that Enbridge could own up to 44% of the subsidiary. The model will be rerun after all of the variables have been fixed which is anticipated to be in the 4th quarter of 2012 to set the final ownership ratios between the two parties.

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for a project loan. The project loan is expected to provide substantially all of the funding needed to construct an 8.6 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada. Construction costs are estimated to be approximately $32 million and expected to be completed in October 2011. The construction loan is planned to be repaid with long term financing from available commercial sources.

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

Contractual Obligations

As of March 31, 2012, the following table denotes contractual obligations by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$ 383,340	$ 200,626	$ 205,496	$ 186,867	$ 538,749
Capital Leases	14,183	14,183
Bridge Loan	7,500,000	7,500,000
Construction Loan (1)	27,037,642		2,150,000	3,200,000	21,687,642
Construction Loan (2)	31,958,065		2,750,000	4,200,000	25,008,065
Retention payable (3)	8,374,762		675,000	1,000,000	6,699,762
Convertible Loan (4)	2,125,000		2,125,000

(1)

Construction loan with SAIC will be replaced at completion of construction period with long-term financing anticipated through a loan backed by DOE 1705 loan guarantee program. Payout is estimated to occur over a 25 year period.

(2)	Construction loan with the Department of Energy. Payout is estimated to occur over a 22 year period.
(3)	Retention payable will be financed as part of the long-term financing described for the SAIC and DOE loans.
(4)	Loan convertible to project equity in Oregon USG Holdings, LLC (Neal Hot Springs project).

Off Balance Sheet Arrangements

As of March 31, 2012, the Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk on Investments
At March 31, 2012, the Company held investments of $7,610,027 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were effective as of March 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of March 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Board Qualifications and Selection Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on October 12, 2012. See also Part I - Item1 - Executive Officers of the Registrant.

Audit Committee and Audit Committee Financial Expert
Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are John H. Walker, Paul A. Larkin and Leland L. Mink. Our Board has determined that Paul A. Larkin, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NYSE MKT independence standards applicable to audit committee members.

Code of Ethics and Governance Guidelines
Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at www.usgeothermal.com by clicking on About Us and then Code of Ethics. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info.usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location. No waivers were granted in the most recent fiscal year. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE MKT listing rules.

Item 11 — Executive Compensation

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on October 12, 2012.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 -Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on October 12, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table details the number of securities authorized for issuance under the Company’s equity compensation plans for the fiscal year ended March 31, 2012:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,975,125	$ 1.25	4,786,941
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	7,975,125	$ 1.25	4,786,941

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on October 12, 2012.

Item 14 — Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information under the caption “Audit Committee Report and Payment of Fees to Auditors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on October 12, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

2.	Consolidated Financial Statements.
See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
2.	Exhibits. See below.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
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

3.4	Second Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 3.4 to the registrant’s Form 8-K as filed on October 18, 2010)
3.5	Plan of Merger of U.S. Geothermal Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.6	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.7	Certificate of Amendment to Certificate of Incorporation filed on August 26, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K as filed on August 27, 2008)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.2	Provisions Regarding Rights of Stockholders (Incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 registration statement as filed on July 8, 2004)
4.3	Form of Warrant used in private placement of April 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K current report as filed on May 2, 2008)
4.4	Form of Broker Warrant (Incorporated by reference as exhibit 10.4 to the Company’s Form 8-K current report as filed on May 2, 2008)
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

4.7	Form of Warrant used in private placement of August 2009 (Incorporated by reference to Exhibit 4.5 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.8	Form Broker Warrant (Incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 registration statement as filed on November 27, 2009)
4.9	Form of Warrant used in March 2011 registered offering (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 28, 2011)
4.10	Form of Subscription Agreement used in March 2011 registered offering (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2011)
4.11	Form of Compensation Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2012)
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

10.11	Employment Agreement dated September 29, 2011 with Daniel J. Kunz (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on September 30, 2011)

10.12	Employment Agreement dated April 1, 2011 with Kerry D. Hawkley (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on April 6, 2011)
10.13	Employment Agreement dated April 1, 2011 with Douglas J. Glaspey (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on April 6, 2011)
10.14

Amended and Restated Stock Option Plan of U.S. Geothermal Inc. dated September 29, 2006. (Incorporated by reference to exhibit 10.23 to the registrant’s Form SB-2 registration statement as filed on October 2, 2006.)

10.15

Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.16

Engineering, Procurement and Construction Agreement dated December 5, 2005 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.17

Amendment to the Engineering, Procurement and Construction Agreement dated April 26, 2006 between U.S. Geothermal Inc. and Ormat Nevada Inc. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on May 2, 2006)

10.18

At Market Issuance Sales Agreement dated September 30, 2011 between U.S. Geothermal Inc. and McNicoll, Lewis & Vlak LLC (Incorporated by reference to exhibit 1.1 to the registrant’s Form 8-K as filed on September 30, 2011).

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

10.31

Power Purchase Agreement dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q quarterly report as filed on February 9, 2010)

10.32

Amended and Restated Long-Term Portfolio Energy Credit and Renewable Power Purchase Agreement dated May 31, 2011 between Sierra Pacific Power Company d/b/a NV Energy, and USG Nevada LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2012)

10.33

Long Term Agreement For the Purchase and Sale of Electricity, dated December 31, 1986, between Sierra Pacific Power Company and Empire Farms, as amended (Incorporated by reference to Exhibit 10.43 to the registrant’s Form 10-Q/A quarterly report as filed on March 3, 2010)

10.34

Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on November 8, 2010) *

10.35

Amended and Restated Change in Control Guaranty made and entered into as of October 13, 2010, by U.S. Geothermal Inc., in favor of Benham Constructors, LLC. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on November 8, 2010)

10.36

Credit Addendum to Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on November 8, 2010)

10.37

Amended and Restated Limited Liability Company Agreement made and entered into as of September 7, 2010, by and among Oregon USG Holdings LLC, U.S. Geothermal Inc., and Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on November 8, 2010) *

10.38

Conditional Guaranty Agreement, entered into as of September 7, 2010, by US Geothermal Inc. to Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.5 to the registrant’s Form 8-K as filed on November 8, 2010)

10.39	2009 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A as filed on November 6, 2009)**

10.40	Loan Guarantee Agreement dated as of February 23, 2011, among USG Oregon LLC, U.S. Department of Energy, and PNC Bank N.A. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on August 31, 2011)
10.41	Equity Pledge Agreement dated as of February 23, 2011, among Oregon USG Holdings LLC, USG Oregon LLC, and PNC Bank, N.A. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on August 31, 2011)
10.42	Future Advance Promissory Note dated February 23, 2011, among USG Oregon LLC and Federal Financing Bank (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on August 31, 2011)
10.43	Note Purchase Agreement dated as of February 23, 2011 among the Federal Financing Bank, USG Oregon LLC, and the Secretary of Energy, acting though the Department of Energy (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on September 15, 2011)
10.44	Financing Agreement dated November 9, 2011, between USG Nevada LLC and Ares Capital Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 16, 2011)
10.45	Purchase Agreement dated May 21, 2012, between U.S. Geothermal Inc. and Lincoln Park Capital Fund, LLC ( incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K as filed on May 22, 2012)
13.1	Audited Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2012.
21.1	Subsidiaries of the Registrant
23.1	Consent of MartinelliMick, PLLC
23.2	Consent of GeothermEx Inc.
23.3	Consent of Black Mountain Technology, Inc.
23.4	Consent of Geothermal Science, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

U.S. Geothermal Inc.

(Registrant)

July 13, 2012
/s/ Daniel J. Kunz
Date	Daniel J. Kunz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Name	Title	Date

Chief Executive Office and Director (Principal
/s/ Daniel J. Kunz	Executive Officer)	July 13, 2012
Daniel J. Kunz

Chief Financial Officer (Principal Financial and
/s/ Kerry Hawkley	Accounting Officer)	July 13, 2012
Kerry Hawkley

/s/ Douglas J. Glaspey	President, Chief Operating Officer and Director	July 13, 2012
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	July 13, 2012
John H. Walker

/s/ Paul A. Larkin	Director	July 13, 2012
Paul A. Larkin

/s/ Leland L. Mink	Director	July 13, 2012
Leland R. Mink