Form 10-K/A
period 2012-03-31
US GEOTHERMAL INC
filed 2012-07-30
CIK 1172136

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

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes   [ x ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of September 30, 2011, was $38,177,305.

The number of shares outstanding of the registrant’s common stock, as of July 12, 2012, was 88,955,948.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K (the “Original Form 10-K”) of U.S. Geothermal Inc. (the “Company”, “we” or “us” or words of similar import) for the fiscal year ended March 31, 2012 originally filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2012, is being filed to include all information required to be disclosed by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) that it expected to file with the SEC not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. Because the 2012 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to provide the information required by Part III of Form 10-K. The Company anticipates that it will file the 2012 Proxy Statement on August 27, 2012.

The Company has also included in this Amendment No. 1 new certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and an employment agreement of one of the Named Executive Officers (as defined below).

Except as set forth above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-K. The disclosures in this Amendment No. 1 do not reflect events occurring after the date of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors (the “Board”) of the Company is currently composed of six directors: Dennis J. Gilles, Douglas J. Glaspey, Daniel J. Kunz, Paul A. Larkin, Leland L. Mink and John H. Walker. The majority of the Board, made up of Mr. Gilles, Mr. Larkin, Dr. Mink and Mr. Walker, satisfy the applicable independence requirements of the NYSE MKT LLC (“NYSE MKT”), and National Instrument 58-101, Disclosure of Corporate Governance Practices and Multilateral Instrument 52-110, Audit Committees. Mr. Kunz and Mr. Glaspey do not satisfy such independence requirements based on their employment as executive officers of the Company. The Board has one class of members that is elected at each annual shareholders meeting to hold office until the next annual shareholders meeting or until their successors have been duly elected and qualified.

Dennis J. Gilles. Age 54, serves as a director of the Company, a position he has held since September 2011. Mr. Gilles is a senior executive with 30 years experience in the management, operations, maintenance, engineering, construction and administration of power and petrochemical plants and their related facilities. Mr. Gilles’ primary activities have included the identification, evaluation and acquisition of existing renewable projects or portfolios, as well as heading development of new green-field opportunities. As Senior Vice President of Calpine Corporation, Mr. Gilles managed the company’s geothermal portfolio of 750 megawatts at the Geysers geothermal field where he was instrumental in consolidating the majority of the ownership interests into a single entity. Mr. Gilles was part of the expansion and growth of Calpine Corporation from the very first megawatt to what is now the largest independent power producer in the United States. Mr. Gilles holds a Masters of Business Administration and a Bachelor of Science in Mechanical Engineering.

Douglas J. Glaspey: Age 60, is the co-founder, President and Chief Operating Officer and a director of the Company. He has served as a director of the Company since March 2000, President of the Company since September 2011, and Chief Operating Officer of the Company since December 2003. Mr. Glaspey served from March 2000 until December 2004 as the President and Chief Executive Officer for the TSX Venture Exchange (“TSX-V”) listed U.S. Cobalt Inc. until the acquisition of Geo-Idaho in December 2003. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition of Geo-Idaho in December 2003. During his career in the mining industry, he has held operating positions with ASARCO, Earth Resources Company, Asamera Minerals, Atlanta Gold Corporation and Twin Gold Corporation. Mr. Glaspey has 34 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes public company financing and administration, production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation. He is currently a director of TSX-V listed Thunder Mountain Gold, Inc., which is also quoted on the OTC Bulletin Board. Mr. Glaspey’s qualifications to serve as a director of the Company include his over 30 years of experience in the natural resource industry and his many years of senior management and director experience.

Daniel J. Kunz: Age 60, is the co-founder, Chief Executive Officer and a director of the Company. He has served as a director of the Company since March 2000, Chief Executive Officer since December 2003, and was Chairman of the Board of Directors from March 2000 until December 2003. He has also served as President of the Company from December 2003 to September 2011, and President of Geo-Idaho from February 2002 until September 2011. Mr. Kunz has more than 30 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations. Mr. Kunz served as Chairman of the Board of U.S. Cobalt Inc. until December 2004. He was senior vice president and Chief Operating Officer of Ivanhoe Mines Ltd. from 1997 until October 31, 2000, and served as its President, Chief Executive Officer and Director from November 1, 2000 until March 1, 2003. From March 2, 2003 until March 8, 2004, Mr. Kunz served as President and CEO of Ivanhoe’s subsidiary Jinshan Gold Mines Inc. Mr. Kunz was a founder of and directed the 1993 initial public offering of the NASDAQ listed MK Gold Company (President, Director & CEO) and for 17 years held executive positions with NYSE listed Morrison Knudsen Corporation (including Vice President & Controller). Mr. Kunz holds a Masters of Business Administration, a Bachelor of Science in Engineering and an associate accounting degree. He is currently a director of several companies publicly traded on the TSX-V, including Chesapeake Gold Corp. Mr. Kunz’s qualifications to serve as a director of the Company includes his over 30 years of experience in international mining, engineering and construction and his many years of senior management and NYSE, NASDAQ and TSX director experience.

Paul Larkin: Age 62, serves as a director of the Company, a position he has held since March 2000. He served as Secretary of the Company from March 2000 until December 2003, and served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until its acquisition in December 2003. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and a director and officer of various TSX-V listed companies. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX-V: LNG Energy Ltd., Condor Resources Ltd., Kenai Resources Ltd., Tyner Resources Ltd. Gstaad Capital Corp. and Westbridge Energy Corp. Mr. Larkin’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in corporate finance, merchant banking and administrative management of public companies.

Dr. Leland “Roy” Mink: Age 72, serves as a director of the Company, a position he has held since November 2006. He served as Program Director for the Geothermal Technologies Program at the U.S. Department of Energy (DOE) from February 2003 to October 2006. Prior to working for the DOE, Dr. Mink was the Vice President of Exploration for the Company from June 2002 to February 2003. He has also worked for Morrison-Knudsen Corporation, Idaho Bureau of Mines and Geology and Idaho Water Resources Research Institute. Dr. Mink’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in the geothermal energy industry.

John H. Walker: Age 63, is a director and the Chairman of the Board of Directors of the Company. He has held that position since December 2003. He has served (and continues to serve) as Chief Executive Officer of Mihaly International Canada Limited since 1987. Mr. Walker is also a Managing Director of IPD Infrastructure Inc and a National Director of Trout Unlimited Canada. Mr. Walker has a 35 year history in urban planning, energy security and power plant development in Ontario and internationally as well as experience on both public and private sector boards. Mr. Walker was a founding director of the Greater Toronto Airports Authority in 1992 and chaired the first Planning and Development Committee of the Board which provided oversight in the construction of C$4.4 billion terminal complex at Toronto Pearson Airport completed in 2004. He was instrumental in doing energy security studies in 2002 and 2003 which led to the development of an 117MW cogeneration power plant at Toronto Pearson Airport which commenced operations in 2005. Additionally, he was a founding Director of the Borealis Infrastructure Fund which is now owned by Ontario Municipal Employee Retirement System (OMERS). Mr. Walker has worked in the financial services community as an investment banker with Loewen Ondaatje McCutcheon and has served on the Board of Directors of Sheridan College Institute of Technology and Advanced Learning for six years and chaired the Oakville Economic Development Alliance (a P3). His background includes 10 years at Ontario Hydro where he was responsible for alternative energy and international market development for Ontario Hydro’s New Business Ventures Division which became Ontario Hydro International. Mr. Walker has also acted as a senior advisor to Falconbridge on the Koniambo project, a C$3 billion nickel smelter, mine, power plant and port project in New Caledonia. Mr. Walker advises corporations on matters related to infrastructure and energy development and acts as a developer of power plants. Mr. Walker is currently developing an 117MW power plant with Odebrecht Construction, Inc. at Miami International Airport. In the past he has advised the Canadian Federal Government on the exports of services under NAFTA. He has a wide range of experience in P3s and has worked in the public and private sector in 80 countries throughout his career. Mr. Walker is a Registered Professional Planner in the Province of Ontario and a member of the Canadian Institute of Planners. Mr. Walker has a BSc. from Springfield College and a Masters of Environmental Studies (Urban and Regional Planning) from York University. Mr. Walker’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in international business development.

Kerry D. Hawkley. Age 58, serves as the Chief Financial Officer and Corporate Secretary of the Company. He has served as the Company’s controller since July 2003, and became CFO as of January 1, 2005. From July 2003 to December 2004, he also provided consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 35 years experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Jonathan Zurkoff. Age 56, serves as the Treasurer and Executive Vice President of the Company, a position he has held since September 2011. From January 2009 to May 2009, Mr. Zurkoff served as a financial consultant to the Company. He then served as the Vice President Finance of the Company from June 2009 until September 2011. Mr. Zurkoff served as CFO of Tamarack Resorts from 2004 to 2008. Mr. Zurkoff has over 25 years of experience in engineering, construction, and all phases of project development with an emphasis on project and corporate finance. Mr. Zurkoff holds a Masters of Business Administration, a Masters of Science in Groundwater Hydrology, and a Bachelor of Science in Geology. Mr. Zurkoff has held positions in Tamarack Resort (CFO), Process Technologies (CFO & COO), and Morrison Knudsen Corporation (now URS).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Executive officers, directors and greater than 10% shareholders are required to furnish us with copies of these reports. Based solely on our review of the Section 16(a) reports furnished to us with respect to the fiscal year ended March 31, 2012 and written representations from our executive officers, directors and greater than 10% shareholders, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were satisfied.

Code of Ethics

Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at http://www.usgeothermal.com by clicking on “About Us” and then “Code of Ethics”. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info@usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location on our website. No waivers were granted during the fiscal year ended March 31, 2012. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE MKT listing rules.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are John H. Walker, Paul A. Larkin and Leland L. Mink. Our Board has determined that Paul A. Larkin, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NYSE MKT independence standards applicable to audit committee members.

Item 11. Executive Compensation

Our compensation philosophy is to structure compensation awards to members of our executive management that directly align their personal interests with those of our shareholders. Our executive compensation program is intended to attract, motivate, reward and retain the management talent required to achieve our corporate objectives and increase shareholder value, while at the same time making the most efficient use of shareholder resources. This compensation philosophy puts a strong emphasis on pay for performance, and uses equity awards as a significant component in order to correlate the long-term growth of shareholder value with management’s most significant compensation opportunities.

The three primary components of total direct compensation for our senior executives are:

  base salary;
  annual cash incentive bonus opportunity; and
  stock options and restricted stock.

The relative weighting of the three components of compensation is designed to strongly reward long-term performance, by heavily emphasizing the proportion of long-term equity compensation.

During the fiscal year ended March 31, 2012, the Company was focused on (1) operation, financing and construction for the San Emidio Phase I and II geothermal project in Nevada, (2) permitting, drilling, financing and construction for the Neal Hot Springs project in Oregon, (3) signing the San Emidio PPA contract with NV Energy, (4) conducting negotiations for PPA and equity partners at the El Ciebello project in Guatemala, (5) optimizing the operation of the well field at the Raft River project in Idaho, and (6) the evaluation of potential new geothermal project acquisitions.

The Compensation and Benefits Committee is appointed annually by the Board of Directors to discharge the Board’s responsibilities relating to compensation and benefits of the executive officers of our Company. The goals of the committee are to attract, retain and motivate our executive officers by providing appropriate levels of compensation and benefits while taking into consideration, among such other factors as it may deem relevant, our Company’s performance, shareholder returns, the value of similar incentive awards to executive officers at comparable companies and the awards given to the executive officers in past years. The main categories of compensation available to the committee are base salary, discretionary annual performance bonuses, stock option grants, stock awards, and insurance reimbursements.

We compete with a variety of companies for our executive-level employees. The Compensation and Benefits Committee uses base salary to compensate the executive officers for services rendered. Base salaries are intended to be competitive for companies of similar size and purpose, also taking into consideration individual factors such as experience, tenure, institutional knowledge and qualifications. An informal review of several public junior resource development companies was completed to provide the committee with comparative compensation information. The committee looked at Nevada Geothermal Power Inc., Ram Power Corp., China Gold International Resources Corp Ltd, and Chesapeake Gold Corp., who are involved in either geothermal development or in mineral exploration. Base salaries are reviewed annually to determine whether they are consistent with our overall compensation objectives. In considering increases in base salary, the Compensation and Benefits Committee reviews individual and corporate performance, market and industry conditions, and our overall financial health.

While the Company does not attach a weighting to the various components of executive compensation, the Compensation and Benefits Committee attempts to pay a competitive salary (retention) to its executives while providing long-term incentive to the executives through equity awards (ownership/reward) in order to align their interest with the long-term progression of the Company as a whole. Our Chief Executive Officer and Compensation and Benefits Committee perform an informal annual review of compensation practices of similar sized companies to educate themselves of the general parameters (levels and types of compensation) for executive compensation. They do not, however, benchmark the various components of pay. The review highlights areas of our executive pay package that may not be consistent with compensation practices at similar sized companies and provides the committee with knowledge of the compensation landscape for its executives.

The Compensation and Benefits Committee may grant annual performance bonuses as a reward for achievement of individual and corporate short-term goals. Any grant of an annual performance bonus is discretionary and the amount is determined after recommendation from the CEO. Involvement of other executive officers in the determination of bonus amounts to be paid is immaterial. Bonus amounts should be dependent upon our financial and operational performance as well as the completion of specific milestone events by the individual executive officer.

The bonuses paid in June 2011 were based on significant milestones and achievements of the Company during the calendar year 2010 including the following:

  Closing the DOE Loan Guarantee for the Neal Hot Springs project
  Finalizing the reservoir model for the Neal Hot Springs reservoir and planning the 2011 drilling program

  Negotiating a new PPA for San Emidio with NV Energy
  Conducting negotiations for PPA and equity partners at the El Ciebello project in Guatemala
  Starting construction of the San Emidio Unit 1 power plant in Nevada
  Drilling injection and production wells, field development and reservoir testing activities at Neal Hot Springs
  Negotiating and closing an investment by Enbridge (U.S.) Inc. in the Neal Hot Springs Project
  Completing the temperature gradient drilling program at the Neal Hot Spring project
  Negotiating and closing the financing and EPC for Phase 1 of the San Emidio Project

Generally, the Compensation and Benefits Committee grants stock options to all employees, including executive officers, for motivation and retention purposes annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically in the first or second fiscal quarter. The options vest 25% on date of grant, and another 25% each six months thereafter. During the fiscal year ended March 31, 2011, stock option grants to executive officers represented approximately 38% of the total stock option grants to all employees. During the fiscal year ended March 31, 2012, stock option grants to executive officers represented approximately 24% of the total stock option grants to all employees. We do not have a formal procedure for determining factors to consider when making grants. The committee uses an informal review of similar sized companies engaged in natural resource development to assist in determining the appropriate levels of stock option grants.

Our executive officers do not receive any material incremental benefits that are not otherwise available to all of our employees. Our health and dental insurance plans are the same for all employees.

On September 29, 2011, Daniel J. Kunz, Chief Executive Officer, signed an employment agreement that sets the amount of time devoted to the business of the Company to 60 hours per month at a compensation of $120,000 annually. Mr. Kunz is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The Company will also provide reasonable life insurance and accidental death coverage with the proceeds payable to Mr. Kunz’s estate or specified family member. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the Company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Kunz. Otherwise, the Company may terminate the agreement upon one month written notice. The agreement includes covenants by Mr. Kunz of confidentiality and non-competition, and provides for equitable relief in the event of breach. In the case of termination of employment due to a change of control, Mr. Kunz will receive a lump sum payment equal to 24 monthly installments of the employee’s normal compensation.

Effective February 1, 2012, Mr. Kunz agreed to increase his hours to 120 hours per month at an annual rate of $240,000.

Douglas J. Glaspey, President and Chief Operating Officer, signed an employment agreement on April 1, 2011, which was effective as of April 1, 2011 and which provides for an annual salary of $175,000. Mr. Glaspey is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the Company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Glaspey. In the event of early termination due to failure to comply with the agreement, the employee would be entitled to compensation earned through the date of termination. In the case of termination of the employment agreement due to a change of control, Mr. Glaspey will receive a lump sum payment in the amount equal to 18 monthly installments of the employee’s normal compensation. Effective October 1, 2011, Mr. Glaspey’s annual salary was increased to $210,000.

Kerry D. Hawkley, Chief Financial Officer, signed an employment agreement on April 1, 2011, which was effective as of April 1, 2011 and which provides for an annual salary of $140,000. Mr. Hawkley is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the Company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Hawkley. In the event of early termination due to failure to comply with the agreement, the employee would be entitled to compensation earned through the date of termination. In the case of termination of the employment agreement due to a change of control, Mr. Hawkley will receive a lump sum payment in the amount equal to 18 monthly installments of the employee’s normal compensation.

Jonathan Zurkoff, Treasurer and Executive Vice President, signed an employment agreement on December 31, 2010, which was effective as of December 31, 2010 and which provides for an annual salary of $160,000. Mr. Zurkoff is entitled to receive performance bonuses and incentive stock options as determined by the Company’s board of directors, benefits (including for immediate family) as are or may become available to other employees, and vacation. The employment agreement may be terminated by the Company without notice, payment in lieu of notice, severance or other sums for causes which include failure to perform in a competent and professional manner, appropriation of corporate opportunities or failure to disclose a conflict of interest, conviction which has become final for an indictable offense, fraud, dishonesty, refusal to follow reasonable and lawful direction of the Company, breach of fiduciary duty, and a declaration of bankruptcy by or against Mr. Zurkoff. In the event of early termination due to failure to comply with the agreement, the employee would be entitled to compensation earned through the date of termination. In the case of termination of the employment agreement due to a change of control, Mr. Zurkoff will receive a lump sum payment in the amount equal to 18 monthly installments of the employee’s normal compensation. Effective October 1, 2011, Mr. Zurkoff’s annual salary was increased to $192,000.

Summary Compensation Table

The following table shows the compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer and each of our three other most highly compensated executive officers during the fiscal year ended March 31, 2012 (collectively, our “Named Executive Officers”).

Name and principal position(s)	Fiscal year ended March 31,	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	All other compensation (4) ($)	Total ($)

Daniel J. Kunz, Chief Executive Officer	2011	230,000	48,000	266,563	8,170	552,733
	2012	175,000	0(5)	124,700	8,170	307,870

Douglas J. Glaspey, President and Chief Operating Officer	2011	175,000	31,000	153,082	1,035	360,117
	2012	192,500	0(5)	82,302	1,035	275,837

Kerry D. Hawkley, Chief Financial Officer	2011	140,000	25,000	54,266	0	219,266
	2012	140,000	0 (5)	47,386	0	187,386

Jonathan Zurkoff, Treasurer and Executive Vice President	2011	176,000	33,000	72,825	0	281,825
	2012	160,000	0(5)	70,124	0	230,124

(1)	Dollar value of base salary (cash and non-cash) earned by the Named Executive Officer during the fiscal year.
(2)	Dollar value of bonus (cash and non-cash) earned by the Named Executive Officer during the fiscal year. Bonuses are eligible to all employees and submitted and approved by the Board annually.
(3)	Stock options and restricted stock are valued at the grant date in accordance with FASB ASC Topic 718.
(4)	Other compensation consists of all other compensation not disclosed in another category.
(5)	Cash bonuses earned for the fiscal year ended March 31, 2012 have not yet been determined.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised stock options, unvested restricted stock, and other equity incentive plan awards held at the fiscal year ended March 31, 2012 by our Named Executive Officers.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market Value of
	Underlying	Underlying			Shares or Units	Shares or Units of
	Unexercised	Unexercised	Option	Option	of Stock That	Stock That Have
	Options	Options (1)	Exercise Price	Expiration	Have Not Vested	Not Vested
Name	(#) Exercisable	(#) Unexercisable	($)	Date	(#)	($)
Daniel J. Kunz	40,000	0	2.41	7/23/12	0	0
Douglas J. Glaspey	40,000	0	2.41	7/23/12	0	0
Kerry D. Hawkley	40,000	0	2.41	7/23/12	0	0
Daniel J. Kunz	250,000	0	2.22	5/19/13	0	0
Douglas J. Glaspey	250,000	0	2.22	5/19/13	0	0
Kerry D. Hawkley	100,000	0	2.22	5/19/13	0	0
Daniel J. Kunz	175,000	0	0.92	5/26/14	0	0
Douglas J. Glaspey	150,000	0	0.92	5/26/14	0	0
Kerry D. Hawkley	100,000	0	0.92	5/26/14	0	0
Jonathan Zurkoff	150,000	0	0.92	5/26/14	0	0
Daniel J. Kunz	200,000	0	0.86	9/10/15	0	0
Douglas J. Glaspey	100,000	0	0.86	9/10/15	0	0
Kerry D. Hawkley	50,000	0	0.86	9/10/15	0	0
Jonathan Zurkoff	145,000	0	0.86	9/10/15	0	0
Daniel J. Kunz	187,500	62,500	0.83	6/13/16	0	0
Douglas J. Glaspey	123,750	41,250	0.83	6/13/16	0	0
Kerry D. Hawkley	71,250	23,750	0.83	6/13/16	0	0
Jonathan Zurkoff	109,500	36,500	0.83	6/13/16	0	0

(1)	The options unexercisable at March 31, 2012 will fully vest on December 3, 2012.

Potential Payments Upon Termination or Change-in-Control

Payments Made Upon Termination Absent a Change-in-Control. Except as discussed below under “Potential Payments Upon Change-in-Control,” if the employment of any of our Named Executive Officers is voluntarily or involuntarily terminated, no additional payments or benefits will accrue or be paid to him, other than what the officer has accrued and is vested in under the benefit plans. A voluntary or involuntary termination will not trigger an acceleration of the vesting of any outstanding stock options or shares of restricted stock.

Potential Payments Upon Change-in-Control. We have entered into employment agreements with Messrs. Kunz, Glaspey, Hawkley and Zurkoff which provide for change-in-control payments. For Messrs. Glaspey, Hawkley and Zurkoff, the employment agreements provide that if within twelve months of a change-in-control of U.S. Geothermal Inc. the officer is terminated either by U.S. Geothermal Inc. (other than for cause or disability), or by the officer for good reason, then the officer will be entitled to a lump-sum payment consisting of (a) the officer’s prorated base salary through the date of termination, (b) a severance payment equal to eighteen times the officer’s monthly base salary at termination, and (c) employee medical and dental coverage for eighteen months or until the officer commences alternate employment, whichever comes first. The terms “cause,” “good reason” and “change-in-control” are defined in the agreements.

For Mr. Kunz, the employment agreement provides that if within twelve months of a change-incontrol of U.S. Geothermal Inc. the officer is terminated either by U.S. Geothermal Inc. (other than for cause or disability), or by the officer for good reason, then the officer will be entitled to a lump-sum payment consisting of (a) the officer’s prorated base salary through the date of termination, (b) a severance payment equal to twenty four times the officer’s monthly base salary at termination, and (c) employee medical and dental coverage for eighteen months or until the officer commences alternate employment, whichever comes first. The terms “cause,” “good reason” and “change-in-control” are defined in the agreement.

Director Compensation

The following table summarizes the compensation paid to our directors during the fiscal year ended March 31, 2012.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compens- ation ($)	Nonqualified deferred compensa- tion earnings ($)	All other compensa- tion ($)	Total ($)
John H. Walker	30,000	0	44,892	0	0	0	74,892

Paul A. Larkin	30,000	0	44,892	0	0	0	74,892

Leland L. Mink	30,000	0	44,892	0	0	0	74,892

Dennis J. Gilles	17,500	0	36,070	0	0	0	53,570

(1)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.

Directors who are not otherwise remunerated per an employment agreement are paid $7,500 per quarter and eligible to receive awards under our equity compensation plans. Directors who are also officers do not receive any compensation for serving in the capacity of director. However, all directors are reimbursed for their out-of-pocket expenses in attending meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans as of the fiscal year ended March 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,975,125	$1.25	4,786,941
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	7,975,125	$1.25	4,786,941

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of July 24, 2012, by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock. The percentage of beneficial ownership is based on 88,955,948 shares of the Company’s common stock outstanding as of July 24, 2012.

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial		Percent of
	Ownership		Class
AGF Investments Inc. PO Box 50, Toronto Dominion Bank Tower, 31st Floor, Toronto, ON, Canada M5K 1E9	6,929,575	(1)	7.79%

The Goldman Sachs Group, Inc. 200 West Street, New York, NY 10282	5,036,378	(1)	5.66%

(1)	Beneficial owners have shared voting power.

Security Ownership of Management

Our executive officers and directors are encouraged to own our common stock to further align their interests with our shareholders’ interests. The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of July 24, 2012, by each of our directors, Named Executive Officers and directors and executive officers as a group. The percentage of beneficial ownership is based on 88,955,948 shares of the Company’s common stock outstanding as of July 24, 2012.

	Amount and Nature
Name of Beneficial Owner	of Beneficial		Percent of
	Ownership		Class
Dennis J. Gilles	50,000	(1)	0.06%
Douglas J. Glaspey	1,206,207	(2)	1.36%
Kerry D. Hawkley	446,250	(3)	0.50%
Daniel J. Kunz	3,333,526	(4)	3.75%
Paul A. Larkin	535,568	(5)	0.60%
Leland L. Mink	292,500	(6)	0.33%
John H. Walker	312,400	(7)	0.35%
Jonathan Zurkoff	499,500	(8)	0.56%

All directors and executive officers as a group (8 persons)	6,675,951	(9)	7.50%

(1)	Includes 50,000 options exercisable within 60 days of July 24, 2012.
(2)	Includes 623,750 options exercisable within 60 days of July 24, 2012.
(3)	Includes 321,250 options exercisable within 60 days of July 24, 2012.
(4)	Includes 812,500 options exercisable within 60 days of July 24, 2012.
(5)	Includes 237,500 options exercisable within 60 days of July 24, 2012.
(6)	Includes 237,500 options exercisable within 60 days of July 24, 2012.
(7)	Includes 237,500 options exercisable within 60 days of July 24, 2012.
(8)	Includes 404,500 options exercisable within 60 days of July 24, 2012.
(9)	Includes 2,924,500 options exercisable within 60 days of July 24, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Since April 1, 2010, there have been no financial transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which the Company or any of its subsidiaries, was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which a director, an executive officer, any immediate family member of a director or executive officer, a beneficial owner of more than 5% of the Company’s outstanding common stock or any immediate family member of the beneficial owner, had or will have a direct or indirect material interest.

Director Independence

The Board is currently composed of six directors: Dennis J. Gilles, Douglas J. Glaspey, Daniel J. Kunz, Paul A. Larkin, Leland L. Mink and John H. Walker. The majority of the Board, made up of Mr. Gilles, Mr. Larkin, Dr. Mink and Mr. Walker, satisfy the applicable independence requirements of the NYSE MKT. Mr. Kunz and Mr. Glaspey do not satisfy such independence requirements based on their employment as executive officers of the Company. The Board has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Each of the Board’s committees is composed only of directors that satisfy the applicable independence requirements of the NYSE MKT.

The Board has adopted certain standards to assist it in assessing the independence of each director. Absent other material relationships with the Company, a director of the Company who otherwise meets the applicable independence requirements of the NYSE MKT may be deemed “independent” by the Board after consideration of all relationships between the Company, or any of its subsidiaries, and the director, or any of his or her immediate family members (as defined in NYSE MKT listing standards), or any entity with which the director or any of his or her immediate family members is affiliated by reason of being a partner, officer or a significant shareholder thereof.

In assessing the independence of our directors, our full Board carefully considered all of the business relationships between the Company and our directors or their affiliated companies. This review was based primarily on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management.

Item 14. Principal Accountant Fees and Services

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2011, the Company engaged MartinelliMick PLLC, certified public accountants, as the principal accountant to audit the Company’s financial statements effective November 1, 2011. MartinelliMick PLLC replaced BehlerMick PS, which resigned as the Company’s principal accountant effective October 31, 2011 and no longer practices public accounting effective November 1, 2011. With the departure of BehlerMick PS’s former managing partner in December 2010, BehlerMick PS’s management decided to change the firm’s legal structure and formed a new legal entity, MartinelliMick PLLC. Although MartinelliMick PLLC is a new entity, the same personnel has continued to perform the audits of the financial records of the Company.

Audit Fees

The aggregate fees billed to the Company by MartinelliMick, PLLC for the fiscal year ended March 31, 2012, for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, was $22,460.

The aggregate fees billed to the Company by BehlerMick PS for the fiscal years ended March 31, 2012 and 2011, for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audits of financial statements of the Company’s subsidiaries required by regulation, were $66,064 and $85,452, respectively.

Audit-Related Fees

The aggregate fees billed to the Company by MartinelliMick, PLLC for the fiscal year ended March 31, 2012, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above, was $8,214. The services comprising such fees related to compliance with the Sarbanes Oxley Act of 2002.

The aggregate fees billed to the Company by BehlerMick PS for the fiscal years ended March 31, 2012 and 2011, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above, were $8,805 and $26,575, respectively. The services comprising such fees related to compliance with the Sarbanes Oxley Act of 2002.

The aggregate fees billed to the Company by Hein & Associates LLP for the fiscal years ended March 31, 2012 and 2011, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above, were $71,205 and $124,852, respectively. The services comprising such fees related to compliance with the Sarbanes Oxley Act of 2002. Since the Company does not employ an internal audit staff, Hein & Associates LLP performed the internal audit function for verification of compliance with internal controls and procedures.

Tax Fees

The aggregate fees billed to the Company by Hein & Associates LLP for the fiscal years ended March 31, 2012 and 2011, for professional services rendered for tax compliance, tax advice, and tax planning, was $32,490 and $7,155, respectively. The services comprising such fees related to tax compliance, including the preparation of and assistance with federal, state and local income tax returns, foreign and other tax compliance. Neither MartinelliMick, PLLC nor BehlerMick PS rendered any professional services relating to tax compliance, tax advice, or tax planning during the fiscal years ended March 31, 2012 and 2011.

All Other Fees

The Company was not billed by MartinelliMick, PLLC, BehlerMick PS or Hein & Associates LLP for any other services during the fiscal years ended March 31, 2012 and 2011.

Administration of Engagement of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent auditor. The Audit Committee has established a policy for pre-approving the services provided by our independent auditor in accordance with the auditor independence rules of the SEC. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our independent auditor and an annual review of the financial plan for audit fees.

All of the services provided by our independent auditor in the fiscal years ended March 31, 2012 and 2011, including services related to the Audit-Related Fees and Tax Fees described above, were approved by the Audit Committee under its pre-approval policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this annual report.

2.	Exhibits. See below.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
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
10.1

Geothermal Lease and Agreement dated July 11, 2002, between Sergene Jensen, Personal Representative of the Estate of Harlan B. Jensen, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.2

Geothermal Lease and Agreement dated June 14, 2002, between Jensen Investments Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.3

Geothermal Lease and Agreement dated March 1, 2004, between Jay Newbold and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.7 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.4

Geothermal Lease and Agreement dated June 28, 2003, between Janice Crank and the children of Paul Crank and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.8 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)

10.5

Geothermal Lease and Agreement dated December 1, 2004, between Reid S. Stewart and Ruth O. Stewart and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)

10.6

Geothermal Lease and Agreement, dated July 5, 2005, between Bighorn Mortgage Corporation and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.11 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.7

Geothermal Lease and Agreement, dated June 23, 2005, among Dale and Ronda Doman, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.13 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.8

Geothermal Lease and Agreement, dated June 23, 2005, among Michael and Cleo Griffin, Harlow and Pauline Griffin, Douglas and Margaret Griffin, Terry and Sue Griffin, Vincent and Phyllis Jorgensen, and Alice Mae Griffin Shorts, and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.14 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.9

Geothermal Lease and Agreement dated January 25, 2006, between Philip Glover and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.9 to the registrant’s Form 10-QSB quarterly report as filed on February 17, 2006)

10.10

Geothermal Lease and Agreement, dated May 24, 2006, between JR Land and Livestock Inc. and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)

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

10.31

Power Purchase Agreement dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q quarterly report as filed on February 9, 2010)

10.32

Amended and Restated Long-Term Portfolio Energy Credit and Renewable Power Purchase Agreement dated May 31, 2011 between Sierra Pacific Power Company d/b/a NV Energy, and USG Nevada LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2012)

10.33

Long Term Agreement For the Purchase and Sale of Electricity, dated December 31, 1986, between Sierra Pacific Power Company and Empire Farms, as amended (Incorporated by reference to Exhibit 10.43 to the registrant’s Form 10- Q/A quarterly report as filed on March 3, 2010)

10.34

Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.1 to the registrant’s Form 8-K as filed on November 8, 2010) *

10.35

Amended and Restated Change in Control Guaranty made and entered into as of October 13, 2010, by U.S. Geothermal Inc., in favor of Benham Constructors, LLC. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on November 8, 2010)

10.36

Credit Addendum to Engineering, Procurement and Construction Contract, dated as of August 27, 2010, between USG Nevada LLC and Benham Constructors LLC August 27, 2010. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on November 8, 2010)

10.37

Amended and Restated Limited Liability Company Agreement made and entered into as of September 7, 2010, by and among Oregon USG Holdings LLC, U.S. Geothermal Inc., and Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on November 8, 2010) *

10.38

Conditional Guaranty Agreement, entered into as of September 7, 2010, by U.S. Geothermal Inc. to Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.5 to the registrant’s Form 8-K as filed on November 8, 2010)

10.39	2009 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A as filed on November 6, 2009) **
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

10.44	Financing Agreement dated November 9, 2011, between USG Nevada LLC and Ares Capital Corporation (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 16, 2011)
10.45	Purchase Agreement dated May 21, 2012, between U.S. Geothermal Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K as filed on May 22, 2012)
10.46	Employment Agreement dated December 31, 2010 with Jonathan Zurkoff
13.1	Audited Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2012 ***
21.1	Subsidiaries of the Registrant ***
23.1	Consent of MartinelliMick, PLLC ***
23.2	Consent of GeothermEx, Inc. ***
23.3	Consent of Black Mountain Technology, Inc. ***
23.4	Consent of Geothermal Science, Inc. ***
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Portions of these exhibits have been omitted based on a grant of, or an application for, confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*** Previously filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Geothermal Inc.
(Registrant)

Date: July 30, 2012	By:	/s/ Daniel J. Kunz
Daniel J. Kunz
Chief Executive Officer
(Principal Executive Officer)