Form 10-Q
period 2012-06-30
US GEOTHERMAL INC
filed 2012-08-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 14, 2012
Common stock, par value $ 0.001 per share	88,955,948

U.S. Geothermal Inc.
Form 10-Q
For the First Quarter Ended June 30, 2012

INDEX

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2012. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the transition period ending December 31, 2012. As previously reported, on July 5, 2012, the Company’s Board of Directors changed the Company’s fiscal year end from March 31 to December 31, beginning December 31, 2012.

U.S. GEOTHERMAL INC.
________

Consolidated Financial Statements
June 30, 2012

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	June 30, 2012	March 31, 2012

ASSETS

Current:
Cash and cash equivalents	$8,257,757	$4,433,051
Restricted cash (note 3)	2,995,000	2,920,000
Trade accounts receivable	779,800	335,721
Other current assets	335,695	1,004,848
Total current assets	12,368,252	8,693,620

Deposit on mineral rights purchase	200,000	200,000
Investment in equity securities (note 4)	67,501	92,497
Operating security deposit for Power Purchase Agreement	1,426,700	-
Property, plant and equipment, net of accumulated depreciation (note 5)	207,005,773	193,867,155
Intangible assets, net of accumulated amortization (note 6)	16,137,386	16,177,596

Total assets	$237,205,612	$219,030,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$811,284	$1,637,294
Accounts payable, construction	6,880,121	28,564,315
Related party accounts payable	4,563	2,087
Current portion of capital lease obligations	54,764	14,183
Note payable, bridge loan (note 7)	7,500,000	7,500,000
Total current liabilities	15,250,732	37,717,879

Long-term Liabilities:
Retention payable (note 16)	9,344,888	8,374,762
Convertible loan payable (note 11)	2,125,000	2,125,000
Long-term portion of capital lease obligations	92,015	-
Construction loans payable (note 10)	92,291,862	58,995,708
Total long-term liabilities	103,853,765	69,495,470

Total liabilities	119,104,497	107,213,349

Commitments and Contingencies (note 16)	-	-

STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at June 30, 2012 and March 31, 2012 were: 88,455,948 and 85,080,445; respectively)	88,456	85,080

Additional paid-in capital	94,634,322	93,475,298
Accumulated other comprehensive income (loss)	(1,994)	23,002
Accumulated deficit	(32,461,176)	(31,530,306)
	62,259,608	62,053,074

Non-controlling interest (note 17)	55,841,507	49,764,445
Total stockholders’ equity	118,101,115	111,817,519

Total liabilities and stockholders’ equity	$237,205,612	$219,030,868

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2012	2011*

Plant Operations:
Plant Operating Revenues:
Energy sales	$1,193,185	$1,274,790
Energy credit sales	87,764	123,185
Total plant operating revenues	1,280,949	1,397,975

Plant Operating Expenses:
Plant production expenses	874,588	1,027,565
Well repairs and maintenance	354,126	1,480,706
Total plant operating expenses	1,228,714	2,508,271

Net Gain (Loss) from Plant Operations	52,235	(1,110,296)

Operating Expenses:
Corporate administration	270,553	267,964
Professional and management fees	263,538	1,268,829
Salaries and wages	313,017	599,036
Stock based compensation	162,975	534,898
Travel and promotion	48,321	37,386
Other plant expenses	702,780	785,985
Other operating expenses	119,998	34,744
Total operating expenses	1,881,182	3,528,842

Loss from Operations	(1,828,947)	(4,639,138)

Other Income (Loss):
Other income (expense)	(68)	-
Interest income	1,858	5,783
Total other income	1,790	5,783

Net Loss Before Accumulated Change	(1,827,157)	(4,633,355)

Accumulated effect on prior period application of capitalization policy (note 19)	-	262,305

Net Loss	(1,827,157)	(4,371,050)

Net loss attributable to the non-controlling interest	896,287	2,030,026

Net Loss Attributable to U.S. Geothermal Inc.	(930,870)	(2,341,024)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on investment in equity securities	(24,996)	(67,789)

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(955,866)	$(2,408,813)

Basic And Diluted Net Loss Per Share Attributable to U.S. Geothermal Inc.	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	86,261,974	84,835,093

* - as reclassified to reflect the change in accounting methods (see note 18 for details).

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended June 30,
	2012	2011*

Operating Activities:
Net loss	$(1,827,157)	$(4,371,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	710,457	801,381
Stock based compensation	162,975	534,898
Net changes in:
Accounts receivable	(444,079)	(597,354)
Accounts payable and accrued liabilities	(98,149)	1,773,930
Prepaid expenses and other	669,153	(34,988)
Total cash used by operating activities	(826,800)	(1,893,183)

Investing Activities:
Purchases of property, plant and equipment	(1,797,164)	(9,637,638)
Cash restricted by regulating entities	(75,000)	(100,000)
Cash received from consolidation of subsidiary	-	592,330
Distributions to non-controlling interest	(32,436)	(30,416)
PPA Operating Security Deposit	(1,426,700)	-
Total cash used by investing activities	(3,331,300)	(9,175,724)

Financing Activities:
Issuance of share capital, net of share issue costs	999,425	78,276
Proceeds received from non-controlling interest	7,005,785	13,000,000
Principal payments on capital lease	(22,404)	(3,094)
Total cash provided by financing activities	7,982,806	13,075,182

Increase in Cash and Cash Equivalents	3,824,706	2,006,275

Cash and Cash Equivalents, Beginning of Period	4,433,051	8,098,905

Cash and Cash Equivalents, End of Period	$8,257,757	$10,105,180

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$11,856,701	$4,070,160
Construction and development paid directly with construction loans	34,266,280	-
Capitalized accrued interest	925,093	351,166
Net assets and liabilities received from consolidation of subsidiary	-	45,386,103

Other Items:
Interest paid	925	2,354

* - as reclassified to reflect the change in accounting methods (see note 18 for details).

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2012 and the Year Ended March 31, 2012
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2011	84,761,956	$84,762	$90,283,987	$(25,308,177)	$108,990	$640,967	$65,810,529

Equity interest from consolidation of non- controlling interest RREI (note 18)	-	-	-	-	-	28,009,782	28,009,782
Equity contributions and note conversion by non-controlling interest Oregon Holdings USG LLC (note 17)	-	-	-	-	-	25,794,216	25,794,216
Distributions to non-controlling interest entity	-	-	-	-	-	(113,365)	(113,365)
Stock issued from the exercise of stock options	76,500	76	83,215	-	-	-	83,291
Stock issued under At Market Issuance Sales Agreement (note 12)	241,989	242	125,891	-	-	-	126,133
Stock compensation	-	-	2,733,627	-	-	-	2,733,627
Vesting of restricted shares (note 13)	-	-	248,578	-	-	-	248,578
Unrealized loss on investment	-	-	-		(85,988)	-	(85,988)
Net loss	-	-	-	(6,222,129)	-	(4,567,155)	(10,789,284)

Balance at March 31, 2012	85,080,445	85,080	93,475,298	(31,530,306)	23,002	49,764,445	111,817,519

Stock issued under At Market Issuance Sales Agreement (note 12)	3,375,503	3,376	996,049	-	-	-	999,425
Equity contributions and note conversion by non-controlling interest Oregon USG Holdings LLC (note 17)	-	-	-	-	-	7,005,785	7,005,785
Distributions to non-controlling interest entity	-	-	-	-	-	(32,436)	(32,436)
Stock compensation	-	-	162,975	-	-	-	162,975
Unrealized loss on investment (unaudited)	-	-	-	-	(24,996)	-	(24,996)
Net loss (unaudited)	-	-	-	(930,870)	-	(896,287)	(1,827,157)

Balance at June 30, 2012 (unaudited)	88,455,948	$88,456	$94,634,322	$(32,461,176)	$(1,994)	$55,841,507	$118,101,115

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

All references to “dollars” or “$” are to United States dollars and all references to CDN are to Canadian dollars.

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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	Gerlach Geothermal LLC (organized in the State of Delaware);
iv)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Raft River Energy I LLC (organized in the State of Delaware);
vii)	USG Gerlach LLC (organized in the State of Delaware);
viii)	USG Oregon LLC (organized in the State of Delaware)
ix)	Oregon USG Holdings, LLC (organized in the State of Delaware);
x)	Nevada USG Holdings, LLC (organized in the State of Delaware);
xi)	Nevada North USG Holdings, LLC (organized in the State of Delaware)
xii)	USG Nevada North, LLC (organized in the State of Delaware); and
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala)

All intercompany transactions are eliminated upon consolidation.

Raft River Energy I LLC (“RREI”), a 100% owned subsidiary prior to July 1, 2006, was recorded from July 1, 2006 through March 31, 2011 under the equity method after the addition of a controlling partner for additional project financing. The Company has determined that effective April 1, 2011, RREI should be fully consolidated and a non-controlling interest recognized for the remaining investment value of RREI’s other member. The change was warranted due to circumstances and conditions that affected the control of the entity (See Notes 17 and 18 for details).

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity, it recognizes a non-controlling interest attributed to the interest controlled by outside third parties. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The statements of operations will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2012 and March 31, 2012, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At June 30, 2012, the Company’s total cash balance, excluding money market funds, was $10,920,368, and bank deposits amounted to $11,033,735. The difference was due to outstanding checks and deposits. Of the bank deposits, $10,080,016 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $328,689 and were not subject to deposit insurance.

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

Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease, are recorded at historical cost. Costs of acquisition of geothermal properties are capitalized in the period of acquisition. Major improvements that significantly increase the useful lives and/or capabilities of the assets are capitalized. A primary factor in determining whether to capitalize construction type costs is the stage of the potential project’s development. Once a project is determined to be commercially viable, all costs directly associated with the development and construction of the project are capitalized. Until that time, all development costs are expensed. A commercially viable project will have, among other factors, a reservoir discovery well or other significant geothermal surface anomaly, a power transmission path that is identified and available, and an electricity off-taker identified. A valid reservoir discovery is generally defined when a test well has been substantially completed that indicates the presence of a geothermal reservoir that has a high probability of possessing the necessary temperatures, permeability, and flow rates. After a valid discovery has been made, the project enters the development stage. Generally, all costs incurred during the development stage are capitalized and tracked on an individual project basis. If a geothermal project is abandoned, the associated costs that have been capitalized are charged to expense in the year of abandonment. Expenditures for repairs and maintenance are charged to expense as incurred. Interest costs incurred during the construction period of defined major projects from debt that is specifically incurred for those projects are capitalized.

Direct labor costs, incurred for specific major projects expected to have long-term benefits will be capitalized. Direct labor costs subject to capitalization include employee salaries, as well as, related payroll taxes and benefits. With respect to the allocation of salaries to projects, salaries are allocated based on the percentage of hours that our key managers, engineers and scientists work on each project and are invoiced to the project each month. These individuals track their time worked at each project. Major projects are, generally, defined as projects expected to exceed $100,000. Direct labor includes all of the time incurred by employees directly involved with construction and development activities. General and/or indirect management time and time spent evaluating the feasibility of potential projects are expensed when incurred. Employee training time is expensed when incurred.

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

Intangible Assets

All costs directly associated with the acquisition of geothermal and surface water rights are capitalized as intangible assets. These costs are amortized over their estimated utilization period. There are several factors that influence the estimated utilization periods as well as underlying fair value that include, but are not limited to, the following:

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment and when circumstances/events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. The most recent assessment was performed based upon financial conditions and assumptions as of June 30, 2012. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets.

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

The Company has adopted a standard that states that if certain conditions are present surrounding the issuance of equity instruments as share based compensation, then circumstances may warrant the recognition of a liability for financial reporting purposes. One such condition is present when the Company issued stock options denominated in a foreign currency (Canadian dollars) to employees. Authors of the standard have reasoned that when a condition is present that creates a financial risk to the recipient in addition to normal market risks (i.e., foreign currency translation risk), then the instrument takes on the characteristics of a liability, rather than an equity item. As the underlying stock options are exercised or are forfeited, then the stock based compensation liability will be reduced. As of March 31, 2012, the Company’s financial statements no longer reflect a stock compensation liability in the consolidated balance sheet. As the value of the options change over the vesting periods, these changes will ultimately be reflected in the amount of expense charged to operations.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2012 and 2011, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents on a fully diluted basis at June 30, 2012 and 2011 were 101,400,536 and 102,665,193; respectively.

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

Refundable tax credit is comprised of Goods and Services Tax/Harmonized Sales Tax (“GST/HST”) which is refundable from the Government of Canada and is included in other current assets.

The Company’s functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the balance sheet date. Resulting gains and losses are generally included in determining net income for the period in which exchange rates change.

Revenue

Revenue Recognition

Energy Sales
The energy sales revenue is recognized when the power is produced and delivered to the customer under the terms defined in the Power Purchase Agreements.

Renewable Energy Credits (“RECs”)
Revenues from RECs sales are recognized when the Company has met the terms of certain energy sales agreements with a financially capable buyer and has met the applicable governing regulations. The Company earns one REC for each megawatt hour produced from the geothermal power plant.

At Raft River Energy I LLC, each REC is certified by Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio, the majority of the RECs are owned by our customer and are bundled with energy sales. The remaining minor RECs from the San Emidio plant associated with internal station usage only are certified by the State of Nevada Public Utilities Commission and sold to Barrick Goldstrike Mines Inc. under a stand-alone purchase order.

Revenue Source
All of the Company’s operating revenues (energy sales and energy credit sales) originate from energy production from its interests in geothermal power plants located in the states of Idaho and Nevada.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. Only the following pronouncement was deemed applicable to our financial statements.

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	June 30,	March 31,
State Agency	2012	2012
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	325,000
U.S. Department of Energy – Construction Loan Bond	2,125,000	2,125,000

	$2,995,000	$2,920,000

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

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of Alterra Power Corp, a publicly traded renewable energy company) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized gains	27,107
Foreign exchange losses	(23,125)
Fair value at March 31, 2012	92,497

Net unrealized losses	(24,261)
Foreign exchange losses	(735)
Fair value at June 30, 2012	$67,501

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended June 30, 2012, the Company continued the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, construction of the power plant, facility buildings, cooling towers and transmission lines amounted to approximately $10.2 million during the current quarter. The cooling towers and other buildings are substantially complete. The current quarter well drilling activities at Neal Hot Springs amounted to over $1.5 million. During the current quarter, San Emidio construction costs were incurred that amounted to over $2.0 million for construction of the new power plant. The plant is expected to reach final completion in the fiscal quarter ended September 30, 2012.

Effective April 1, 2011, the Company changed consolidation methods for its major subsidiary Raft River Energy I LLC (“RREI”). As a result of the change, the Company now reports all RREI property and equipment on the Company’s consolidated financial statements and reflect a non-controlling interest. As of April 1, 2011, RREI’s property and equipment, net of accumulated deprecation amounted to $45,435,397 ($51,939,812 total cost, less $6,504,415 accumulated depreciation).

Property, plant and equipment, at cost, are summarized as follows:

	June 30,	March 31,
	2012	2012
Land	$652,507	$652,507
Power production plant*	36,072,569	36,072,569
Wells	21,675,989	21,675,989
Furniture and equipment	1,339,605	1,140,086
	59,740,670	59,541,151
Less: accumulated depreciation*	(12,331,371)	(11,661,124)
	47,409,299	47,880,027
Construction in progress	159,596,474	145,987,128

	$207,005,773	$193,867,155

*

The old power production plant in San Emidio, Nevada was decommissioned December 12, 2011, to facilitate the change to the newly constructed power plant. The old power plant is considered to be an inactive asset; however, remains as a recognized asset since it has not been disassembled and could be restarted if the new plant is not successful. At June 30, 2012, the net book value of the inactive power plant was $332,969 ($2,275,474 cost, less $1,942,505 accumulated depreciation).

For the three months ended June 30, 2012 and 2011, the Company capitalized interest costs as a component of the Neal Hot Springs and San Emidio projects as follows:

	For the Three Months Ended June 30,
	2012	2011
Total interest expense incurred	$926,018	$256,935
Capitalized interest	925,093	254,581

Depreciation expense charged to operations for the three months ended June 30, 2012 and 2011 amounted to $670,247 and $222,133; respectively.

Changes in Construction in Progress for the periods ended June 30, 2012 and March 31, 2012, are summarized as follows:

	For the Three	For the Year
	Months Ended	Ended March
	June 30, 2012	31, 2012

Beginning balances	$145,987,128	$35,301,709
Current development construction	14,511,793	113,266,751
Grant reimbursements	(902,447)	(2,117,423)
Transfers into production	-	-
Write-off exploration wells*	-	(463,909)

Ending balances	$159,596,474	$145,987,128

*

During the quarter ended December 31, 2011, the current fiscal year and the prior fiscal year costs related to test well construction at Gerlach, Nevada were written off. These costs were considered to be exploratory in nature with an uncertain future value.

Construction in Progress, at cost, consisted of the following projects/assets by location at June 30, 2012 and March 31, 2012 are as follows:

	June 30,	March 31,
	2012	2012
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$742,405	$742,404
Unit II, well construction	2,099,822	2,099,136
	2,842,227	2,841,540
San Emidio, Nevada:
Power plant (Re-power project)	33,778,534	31,770,066
Interconnection studies for transmission line	235,013	235,013
Well construction	4,460,892	4,604,983
	38,474,439	36,610,062
Neal Hot Springs, Oregon:
Wells	36,742,204	35,266,897
Buildings and site preparation	78,187,747	67,967,633
Transmission lines and substation	3,349,857	3,300,996
	118,279,808	106,535,526
Gerlach, Nevada:
Well construction	-	-

	$159,596,474	$145,987,128

NOTE 6 – INTANGIBLE ASSETS

In February 2012, water rights on 2,917 acres of leased property in the Granite Creek area located in the State of Nevada were relinquished and removed from intangible assets at their carrying amounts that totaled $548,701. The relinquishment was considered to be a loss that was recognized in the fiscal year ended March 31, 2012.

Intangible assets, at cost, are summarized by project location as follows:

	June 30,	March 31,
	2012	2012
In operation:
San Emidio, Nevada:
Geothermal water and mineral rights*	$4,825,220	$4,825,220
Less: accumulated amortization*	(670,169)	(629,959)
	4,155,051	4,195,261

Inactive:
Raft River, Idaho:
Surface water rights	849,862	849,862
Geothermal water and mineral rights	2,203,330	2,203,330

Granite Creek, Nevada
Surface water rights	451,299	451,299

Neal Hot Springs, Oregon:
Geothermal water and mineral rights	225,337	225,337

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

San Emidio, Nevada:
Surface water rights	3,620,000	3,620,000
Geothermal water and mineral rights*	3,440,580	3,440,580
Less: accumulated amortization*	(430,073)	(430,073)
	11,982,335	11,982,335

	$16,137,386	$16,177,596

*

In January 2012, geothermal water rights located on 2,398 acres in San Emidio in the State of Nevada were segregated from the San Emidio plant operations to be utilized for a future project. The net value of the transferred rights was $3,010,507 ($3,440,580 cost, less $430,073 amortization). Amortization of these costs is no longer being charged to operations.

Estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Years ending June 30,
2013	$160,841
2014	160,841
2015	160,841
2016	160,841
2017	160,841

$804,205

Amortization expense charged to operations for the three months ended June 30, 2012 and 2011 amounted to $40,210 and $68,881, respectively.

NOTE 7 – BRIDGE LOAN NOTE PAYABLE

On November 9, 2011, USG Nevada LLC, a wholly owned subsidiary of the Company, signed a bridge loan agreement with Ares Capital Corporation. The bridge loan provides for the funding necessary for the retirement of the San Emidio plant construction loan held by Benham Constructors LLC. The loan principal cannot exceed $9 million. Interest rate is equal to the LIBOR rate for three month interest periods plus applicable margin. The loan has monetized the Section 1603 ITC cash grant associated with planned commercial operation of the San Emidio power plant. An application has been submitted to the United States Department of Treasury for an estimated $11.7 million ITC cash grant. The cash grant proceeds will be used to repay the bridge loan. At June 30, 2012, the loan balance totaled $7,500,000, and the entire balance was considered to be short term.

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

At June 30, 2012, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $9,818,000 (March 31, 2012 - $9,498,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2012 and March 31, 2012.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at June 30, 2012 and March 31, 2012 were as follows:

	June 30,	March 31,
	2012	2012
Deferred tax assets*:
Net operating loss carry forward	$8,962,000	$8,728,000
Stock based compensation	1,361,000	1,302,000

Deferred tax liabilities*:
Depreciation and amortization	(505,000)	(532,000)
Net deferred income tax asset	9,818,000	9,498,000
Deferred tax asset valuation allowance	(9,818,000)	(9,498,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years Ended March 31,
	2012	2011
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.2%

At June 30, 2012, the Company had net income tax operating loss carry forwards of approximately $27,120,000 ($25,972,000 in March 31, 2012), which expire in the years 2023 through 2032. The change in the allowance account from March 31, 2012 to June 30, 2012 was $416,000.

At March 31, 2012, Raft River Energy I LLC has a book-to-tax difference of $30.7 million due to the acceleration of intangible drilling costs and depreciation. By contract, 99% percent of this book-to-tax difference has been allocated to the non-controlling interest and would not be available to the consolidated group to offset future tax liabilities.

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the years ended March 31, 2012, 2011 and 2010, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the fiscal years ended March 31, 2012, 2011, and 2010, could be subject to agency examinations as of March 31, 2012. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

Effective November 10, 2008, the Company entered into a capital lease obligation for the purchase of a forklift that is payable in monthly payments of $1,193 including interest to Wells Fargo Equipment, Inc. The contract includes a purchase option of $5,345 at the end of the lease term scheduled for November 2012. Effective May 10, 2012, the Company entered into two capital lease obligations for the purchase of a boom lift and a telehandler from Caterpillar Financial Services Corporation. The Boom Lift contract is payable in 36 monthly payments of $1,094 that began on June 11, 2012 and has an effective annual interest rate of 5.985%. The Telehandler contract is payable in 36 monthly payments of $3,155 that began on June 11, 2012 and has an effective annual interest rate of 6.14%. Both contracts with Caterpillar Financial Services Corporation have bargain purchase options at the end of the contracts scheduled for May 2015. The scheduled future lease payments for the three contracts are presented as follows:

Capital Leases
Years ending June 30,	Amounts
2013	$62,109
2014	50,997
2015	46,748
Total future payments	159,854

Less: imputed interest portion	(13,075)
$146,779

At June 30, 2012, the net book value of the equipment under capital lease amounted to $151,076 ($208,450, less $57,374 accumulated amortization).

NOTE 10 – CONSTRUCTION NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (the “Loan Guarantee”) to construct its planned 23-megawatt-net power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. Future advances covered by the Loan Guarantee will carry interest at a rate of 0.375% per annum over the U.S. Treasury bill rate of comparable maturities as of the date of each advance. All advances will be made under the Future Advance Promissory Note (“the Note”) dated February 23, 2011. The maximum principal amount of the Note is approximately $93.8 million. No advances may be made under the Note after April 10, 2013. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. Loan advances and effective annual interest rates are details as follows:

Description	Amount	Annual Interest Rate %
Advances by date:
August 31, 2011	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
	64,156,864
Accrued interest	650,231

Loan balance at June 30, 2012	$64,807,095

The lack of an advance from the DOE for the month of June 2012 resulted in a $6.9 million accounts payable construction balance as of June 30, 2012.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”), formerly Benham Constructors LLC. SAIC will be the primary contractor in the relocation and replacement of the existing power plant. The new 8.6 net megawatt power plant is expected to cost approximately $32 million, and is expected to be completed during the 3rd calendar quarter 2012. Upon completion, the USG Nevada LLC will pay the debt in full within 30 days of receipt of the final statement prepared by SAIC. Interest will accrue on outstanding balance at 9.5% per annum. When due, the Company expects to obtain funds to repay the loan balance with a long-term project loan. The loan is non-recourse and is secured by the Project’s assets. Title of all work and materials shall pass to the Company the later of delivery to the Site or upon payment in full. At June 30, 2012, the loan balance totaled $27,484,767, including accrued interest, and the entire balance was considered to be long-term.

NOTE 11 – CONVERTIBLE NOTE PAYABLE

August 2011 Convertible Note
On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with the other equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and will accrue interest at a rate of 4.75% per annum. The loan balance plus accrued interest will convert to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014. Conversion events include the loss of federal funding to the Project. The converted balance would increase Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. At June 30, 2012, the loan balance totaled $2,125,000 and is considered to be long-term.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended June 30, 2012, the Company issued 3,375,503 common stock shares at prices between $0.341 and $0.536 under an At Market Issuance Sales agreement with Lincoln Park Capital.

During the year ended March 31, 2012, the Company issued 76,500 common shares to employees of the Company upon exercise of stock options at a strike price of $1.00 CDN.

On September 30, 2011, the Company entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak. Under the agreement, the Company’s board of directors authorized the issuance and sale of shares of the Company’s common stock for aggregate gross sales proceeds of up to $10 million for one year from the date of execution of the agreement. During the year ended March 31, 2012, the Company issued 241,989 common shares. This ATM agreement has been terminated.

NOTE 13 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2012, the Company can issue stock option grants totaling up to 13,268,392 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants are stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2012, the Company had 7,975,125 options granted and outstanding.

On January 22, 2012, options representing 157,500 shares of common stock exercisable at a price of $1.40 CDN expired without exercise.

On September 12, 2011, the Company granted 100,000 stock options to a director exercisable at a price of $0.60 until September 12, 2016.

On July 31, 2012, options representing 78,750 shares of common stock exercisable at a price of $1.15 CDN expired without exercise.

On June 3, 2011, the Company granted 2,590,000 stock options to employees exercisable at a price of $0.83 until June 3, 2016.

On April 12, 2011, 1,094,320 of the total 1,763,000 options issued and outstanding on April 12, 2006 at prices ranging from $0.85 CDN to $1.00 CDN, were forfeited due to expiration. An additional 11,000 options at an exercise price of $0.92 were forfeited due to termination.

The following table reflects the summary of stock options outstanding at March 31, 2011 and changes during for the year ended March 31, 2012 and the quarter ended June 30, 2012:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2011	6,703,195	$1.38	$0.86	$5,734,572
Forfeited	(1,341,570)	1.06	1.00	(1,348,364)
Exercised	(76,500)	1.00	1.02	(77,868)
Granted	2,690,000	0.82	0.49	1,305,170
Balance outstanding, March 31, 2012	7,975,125	1.38	0.70	5,613,510
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2012	7,975,125	$1.38	$0.70	$5,613,500

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Three Months
	Ended June 30,	Year Ended
	2012	March 31, 2012

Dividend yield	0	0
Expected volatility	87-91%	87-91%
Risk free interest rate	0.25-1.21%	0.25-1.21%
Expected life (years)	3.25	3.25

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2012:

	OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.41	652,500	0.06	652,500	460,975
2.22	1,465,000	0.88	1,465,000	1,786,417
1.78	95,000	1.24	95,000	81,172
0.92	1,704,625	1.90	1,704,625	1,204,713
1.58	68,000	2.23	68,000	26,435
0.86	1,300,000	3.20	1,300,000	752,207
0.83	2,590,000	3.93	1,942,500	951,825
0.60	100,000	4.20	50,000	18,036

$ 1.25	7,975,125	2.46	7,277,625	$5,281,780

The following table summarizes information about the stock options outstanding at March 31, 2012:

	OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.41	652,500	0.31	652,500	460,975
2.22	1,465,000	1.13	1,465,000	1,786,417
1.78	95,000	1.49	95,000	81,172
0.92	1,704,625	2.15	1,704,625	1,204,713
1.58	68,000	2.48	68,000	26,435
0.86	1,300,000	3.45	1,300,000	752,207
0.83	2,590,000	4.18	1,295,000	634,550
0.60	100,000	4.45	50,000	18,036

$ 1.25	7,975,125	2.71	6,630,125	$4,964,505

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2011 and changes during the year March 31, 2012 and the quarter ended June 30, 2012 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2011	650,000	$0.86	$0.58
Granted	2,690,000	0.82	0.49
Vested	(1,995,000)	0.83	0.51
Forfeited	-	-	-
Nonvested, March 31, 2012	1,345,000	0.82	0.49

Granted	-	-	-
Vested	(647,500)	0.82	0.49
Forfeited	-	-	-
Nonvested, June 30, 2012	697,500	$0.82	$0.49

As of June 30, 2012, there was $274,992 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at March 31, 2012 and June 31, 2012 was $1,205,798 and $162,975; respectively.

Stock Compensation Plan (Restricted Shares)

On September 10, 2010, the Company granted officers, directors and select employees 705,000 common shares that will be distributed in three six-month vesting periods. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting periods. After vesting, there are no restrictions on the shares. On March 10, 2011, the 705,000 common shares were issued to the recipients and held by the Company. All of these shares were considered to be issued and outstanding. On March 11, 2011, 235,000 common shares vested valued at $0.99 per share, and the shares were released to the qualified recipients. On September 11, 2011, 235,000 common shares vested valued at $0.60 per share and the shares were released to the qualified recipients. The final 235,000 shares valued at $0.58 vested on March 11, 2012.

Stock Purchase Warrants

At June 30, 2012, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
February 23, 2013	-	$-	500,000	$5.000
September 16, 2015	246,285	1.250	4,104,757	1.250
May 31, 2017	118,421	0.437	-	-

On March 4, 2012, 2,500,000 stock purchase warrants and 56,000 broker warrants at an exercise price of $1.075 expired without exercise.

On August 17, 2011, 4,050,000 stock purchase warrants at an exercise price of $1.75 and 243,000 broker warrants at an exercise price of $1.22 expired without exercise.

NOTE 14 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of June 30, 2012 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$328,689	$328,689	$-	$-
Investment in equity securities	67,501	-	67,501	-
	$396,190	$328,689	$67,501	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

There were no changes in Level 3 assets measured for the three months ended June 30, 2012 and March 31, 2012.

NOTE 15 - RELATED PARTY TRANSACTIONS

At June 30, 2012 and March 31, 2012 the amounts of $4,563 and $2,087; respectively, were payable to directors and officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors fees in the amounts of $30,000 and $52,500 for the three months ended June 30, 2012 and 2011; respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for years ended June 30, 2012 and 2011, totaling $45,625 and $66,477; respectively.

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

Raft River Energy I LLC
The Company has entered into several lease contracts for approximately 1,298 acres of land and geothermal water rights located in the Raft River area located in Southern Idaho. The contracts expire from March 2013 to December 2033. The contracted lease payments are scheduled for $31,287 for the year ended March 31, 2013.

Office Lease
The Company renewed a one year lease contract January 2012 for general office space for the executive office located in Boise, Idaho. The contract includes a one-year renewal option for the Company. The lease payments are due in monthly installments of $6,345. The Company incurred total office lease expenses under the current contract and the prior contract for three months ended June 30, 2012 and 2011, totaling $19,034 and $18,480; respectively.

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
June 30,	Amount
2013	$200,626
2014	107,034
2015	98,462
2016	96,470
2017	90,397
Thereafter	538,749

Power Purchase Agreements

Raft River Energy I LLC
The Company has signed a power purchase agreement with Idaho Power Company for sale of power generated from its joint venture Raft River Energy I LLC. The Company has also signed a transmission agreement with Bonneville Power Administration for transmission of the electricity from this plant to Idaho Power, and from the Phase Two plants to other purchasers. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new 25 year contract signed in December of 2011 that sets the new set rate at $89.70 per megawatt hour with a 1% annual escalation rate. The new contract allows for a maximum of 71,300 megawatt hours annually. Upon declaration of COD under the PPA, an Operating Security Deposit of $1,426,700 is required to be maintained at NV Energy for the full term of the PPA.

USG Oregon LLC
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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The plan requires the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $9,551 and $9,206 for the quarters ended June 30, 2012 and 2011; respectively.

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

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At June 30, 2012, the retention payable balance was $6,575,907. Currently, management does not have any performance concerns on these contracts.

Retention Liability on USG Nevada LLC Construction Contract
The USG Nevada LLC signed a contract with the primary contractor involved in the power plant construction at San Emidio, Nevada. The contract allows for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At June 30, 2012, the retention payable balance was $2,768,980. Currently, management does not have any performance concerns on these contracts.

NOTE 17 – JOINT VENTURES/NON-CONTROLLING INTEREST

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	June 30, 2012	March 31, 2012

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$406,821	$437,542
Oregon USG Holdings LLC interest held by Enbridge Inc.	32,791,177	25,793,169
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	22,643,509	23,533,734
	$55,841,507	$49,764,445

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

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5%. The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. After the initial contributions noted above, the Company and Enbridge have made additional capital contributions of $462,616 and $13,877,000; respectively. The impact of the additional contributions to the profit and loss allocation percentages has not been determined.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC
Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of the Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At fiscal year end, the Company had contributed approximately $17.9 million in cash and property, and Raft River I Holdings, LLC has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. For income tax purposes, Raft River I Holdings, LLC receives a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which will be distributed 99% to Raft River I Holdings, LLC and 1% to the Company during the first 10 years of production. During the initial years of operations, Raft River I Holdings, LLC will receive a larger allocation of cash distributions. See Note 18 on changes to the accounting treatment for this investment.

The consolidated financial statements reflect 100% of the assets and liabilities of Raft River Energy I LLC, and report the current non-controlling interest of Raft River I Holdings LLC. The full results of Raft River Energy I LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

NOTE 18 – CHANGE IN METHOD OF ACCOUNTING FOR SUBSIDIARY AND RECLASSIFATION OF STATEMENT OF OPERATIONS

Due to the changes in consolidation methods of the Company and its subsidiary and the general change in the nature of the Company’s operations, certain changes were made in the presentation of the Company’s statement of operations. The Company has reclassified, expanded and consolidated certain operating revenue and cost line items. Since the changes were effective April 1, 2011, the statement of operations for the three months ended June 30, 2011 were presented below.

Changes related to the consolidation method were due to changes in the Company’s relationship with its subsidiary Raft River Energy I LLC (“RREI”). Initially, RREI was a wholly owned subsidiary of the Company and was recorded as a fully consolidated subsidiary into the Company’s financial statements. In 2006, Raft River I Holdings (“Holdings”), a subsidiary of the Goldman Sachs Group, acquired an equity interest by providing a significant capital investment in RREI under a tax equity structure. Subsequent accounting activity of RREI was reflected under the equity method on the Company’s consolidated financial statements.

Based on management’s annual review of the conditions and circumstances surrounding the relationship between the Company and Holdings, it was determined that the Company could no longer use the equity method to reflect the Company’s interest in RREI as of April 1, 2011. The Company now fully consolidates RREI’s assets, liabilities and operations and recognizes a non-controlling interest attributed to Holding’s interests.

The changes to amounts originally reported for the three months ended June 30, 2011 in the statement of operations are presented as follows:

	For the Three Months Ended June 30, 2011
	Originally
	Reported	Net Change	As Reclassified

Plant Operations:
Plant Revenues:
Energy sales	$623,731	$651,059	$1,274,790
Energy credit sales	38,339	84,846	123,185
Total plant revenues	662,070	735,905	1,397,975

Plant Operating Expenses:
Plant production expenses	-	1,027,565	1,027,565
Well repairs and maintenance	-	1,480,706	1,480,706
Total plant operating expenses	-	2,508,271	2,508,271

Gain (Loss) from Plant Operations	662,070	(1,772,366)	(1,110,296)

Other Operating Revenues:
Land, water and mineral rights lease	45,012	(45,012)	-
Management fees	62,500	(62,500)	-
Gain from investment in subsidiary	38,677	(38,677)	-
Gain (loss) from plant operations and other operating revenues	808,259	(1,918,555)	(1,110,296)

Operating Expenses:
Consulting fees	2,062	(2,062)	-
Corporate administration	267,964	-	267,964
Professional & management fees	1,266,767	2,062	1,268,829
Salaries and wages	599,036	-	599,036
Stock based compensation	534,898	-	534,898
Travel and promotion	37,386	-	37,386
Other plant expenses	678,888	107,097	785,985
Other operating expenses	34,744	-	34,744
Total Operating Expenses	3,421,745	107,097	3,528,842

Loss from Operations	(2,613,486)	(2,025,652)	(4,639,138)
Other income	5,481	302	5,783

Net Loss before accumulated change	(2,608,005)	(2,025,350)	(4,633,355)
Accumulated effect on prior period application of capitalization policy	262,305	-	262,305

Net Loss	(2,345,700)	(2,025,350)	(4,371,050)
Net loss attributable to non-controlling interest	4,676	2,025,350	2,030,026

Net loss attributable to U.S. Geothermal Inc.	(2,341,024)	-	(2,341,024)
Other comprehensive Income	(67,789)	-	(67,789)

Comprehensive Loss attributable to U.S. Geothermal Inc.	$(2,408,813)	$-	$(2,408,813)

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

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 14, 2012, which is considered to be the issuance date. No events were identified for disclosure.

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

The U.S. dollar is the Company’s functional currency; however some transactions involved the Canadian dollar. All references to “dollars” or “$” are to United States dollars and all have references to $ CDN are to Canadian dollars.

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2012 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE MKT LLC under the trade symbol “HTM.”

For the quarter ended June 30, 2012, the Company was focused on:

1)	Commissioning and operation of the new San Emidio Unit 1 power plant in Nevada;
2)	Drilling injection wells and construction at the Neal Hot Springs project in Oregon;
3)	Optimizing power generation at Raft River Unit I;
4)	Starting the drilling of observation and production wells for the San Emidio Phase II project in conjunction with the DOE Innovative Exploration program;
5)	Negotiating long term financing for San Emidio Phases I and II and discussing development funding for Phase III;
6)	Conducting negotiations with potential equity partners for the El Ceibillo project in Guatemala; and
7)	The evaluation of potential new geothermal projects acquisitions.

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

Projects Under Development
Project	Location	Ownership	Target Development (Megawatts)	Projected Commercial Operation Date	Estimated Capital Required ($million)	Power Purchaser
San Emidio Phase II (Expansion)	Nevada	100%	8.6	TBD (3)	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	TBD (3)	$100	TBD
Neal Hot Springs I	Oregon	JV(1)	22	4th Quarter 2012	$143	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
El Ceibillo	Guatemala	100%	25	1st Quarter 2015	$118	TBD
Raft River (Unit II)	Idaho	100%	26	TBD	$134	TBD
Raft River (Unit III)	Idaho	100%	32	TBD	$166	TBD

(1)

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”). As of June 30, 2012, Enbridge has contributed approximately $32.8 million to the Neal Hot Springs geothermal project. The Company and Enbridge have not yet determined Enbridge’s current equity interest in the project, but current estimates show that Enbridge could own up to 44% of the project.

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

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
Property	Property Size (square miles)	Temperature (°F)	Resource Potential (Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0 (1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	64.0 (4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0 (5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	TBD	TBD	Binary
El Ceibillo	38.6	410-446 (3)	25.0 (6)	TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company has since acquired additional acreage. The resource estimate of 127.0 megawatts was provided by a third party.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a geothermometer.
(4)	A third party resource estimate with respect to 44.0 megawatts, remainder is an internal estimate.
(5)	A third party resource estimate with respect to 22.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate.

Neal Hot Springs Update
Neal Hot Springs is located in Malheur County, Oregon and has been established as a commercial geothermal resource.

On February 26, 2009, the Company submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 67% of the total project cost which is now estimated to be $143.6 million for the project, a $14.6 million increase from the previous estimate. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan. As of May 31, 2012, eight monthly draws totaling $64.16 million have been taken on the DOE loan, which have a combined annual interest rate of 2.654% .

Over the course of the ongoing construction, the budget was increased by $14.6 million in equity contributions by the partners. The first increase was for $7.0 million to cover additional drilling costs and modifications in plant controls and the cooling mechanism. Enbridge Inc., our partner at Neal Hot Springs, provided the additional investment in exchange for increased ownership interest in the project from 20% to approximately 27%. The project already has 100% of the required production capacity and about 60% of the required injection capacity proven. Certain wells were drilled into deep injection zones, but two of these wells do not have satisfactory capacity; therefore, a second increase of $6 million has been established for an extended drilling program that is engineered to provide the required 40% capacity. Depending on the amounts contributed by each partner, this cash call will result in further adjustments in the ownership of the project.

Notice to proceed was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. Detailed design and construction of the supercritical cycle power plant utilizing significantly improved technology is currently in progress. The new plant, which will consist of three separate power modules, is designed to deliver approximately 22 megawatts of power net to the grid. The first module is scheduled to begin commercial operations during the third calendar quarter of 2012 and the full plant is scheduled to achieve a commercial operation date in the 4th quarter of 2012. As of August 8, construction of the total project is estimated to be 93 % complete with about 80% of the DOE loan drawn.

The EPC contractor has continued site construction work and the equipment supplier commenced equipment delivery. On May 27, 2012, the Company was notified by the EPC contractor that mechanical completion was achieved on the first unit. On June 28, 2012, the construction contractor provided notice of mechanical completion for the second of the three modules and on July 31, 2012 notice of mechanical completion was received for the third 7.3 net megawatt, air cooled power plant module. The first unit achieved several turbine rolls during July, but a steel pin that holds an inlet guide vane in position failed, which required shutdown of the unit. Commissioning is expected to begin again during the second week in August. Production and injection pipelines are being completed and insulation installed. Four production pumps have been installed and are ready to supply fluid to the power plant.

After the long term flow test that was completed in January 2011, a reservoir model was completed on March 24, 2011 by the Company’s consulting reservoir engineer, and after review, the DOE independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir was able to sustain the production necessary for the planned 22 megawatt project from the existing four production wells. An injection plan was developed as part of the plan, and drilling operations resumed in April 2011 to complete the injection well field for the project.

Four large diameter injection wells (NHS-3, NHS-9, NHS-12, and NHS-13) and three slim hole injectors (NHS-10, T/G 16b and T/G 3) have been completed and provide an estimated 70 percent of the capacity needed. NHS-4 and NHS-11, both planned as deep injectors, did not find the capacity that was expected when they were drilled. Drilling for the remaining injection capacity at Neal Hot Springs began on June 12, 2012 at well NHS-14 which was drilled to a depth of 1,688 feet. The well encountered modest permeability and is being evaluated as to its injection capacity. Drilling then moved to well NHS-4 which successfully intersected the major permeability in reservoir formation at a depth at 5,960 feet. Initial flow test results indicate that NHS-4 is a significant injector. One additional injection well, scheduled to begin next week, is expected to complete the drilling program. To date, approximately 85 percent of the required injection capacity has been drilled. Once the Unit 1 power plant has achieved substantial completion and is operating continuously, reservoir and tracer testing will be started to complete the numerical reservoir model for the project.

The Company has received the Conditional Use Permit from the Malheur County Planning Commission for construction of its proposed 22 net megawatt power plant at Neal Hot Springs in eastern Oregon. The Conditional Use Permit received unanimous approval at a September 24, 2009 Planning Commission meeting and was issued on October 28, 2009. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies have been completed by Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. As of the end of the first fiscal quarter, Idaho Power has completed the transmission line and substation, and it is ready to accept power delivery.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions.

San Emidio, Nevada Update
The new Phase I power plant at San Emidio achieved commercial operation on May 25, 2012 and is ramping up production. The plant produced 1,745 megawatt-hours in May, 3,790 megawatt-hours in June and 4,340 megawatt-hours in July. On July 27th, the plant was shut down by the EPC contractor to make repairs that are expected to fix the turbine/gearbox vibration. During the shutdown, the EPC contractor discovered a problem with the turbine silencer and has developed a replacement unit that is being installed. The repairs were extended due to the silencer issue and are expected to take up to 24 days, which will affect both July and August power generation.

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

For Phases I and II, the Company made an application for the DOE’s 1705 loan guarantee program anticipating that 75% of the total project capital may be funded by a Department of Energy loan guarantee, with the remainder funded through equity financing. Due to funding difficulties experienced by the DOE loan guarantee program, a DOE loan guarantee is no longer available to the San Emidio project. Discussions with several senior lenders for a long term loan to take out the SAIC construction loan are ongoing, which the Company expects to complete in the next few months.

On November 9, 2011, the Company’s wholly owned subsidiary, USG Nevada LLC, entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at the San Emidio. The loan agreement provides for borrowing of up to 90% of the total expected cash grant and consisted of an initial funding of $7.5 million which has been received by the Company. No additional borrowings are expected at this time. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. An application for an $11.7 million ITC cash grant was submitted to the United States Department of the Treasury on July 17, 2012. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC.

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

Phase I achieved mechanical completion in December 2011 and, following performance testing of the power plant which began in early May and commercial operation on May 25, 2012. Commissioning was extended due to a series of mechanical issues that include defective capacitors, the mechanical failure of the 2,500 horsepower process pump, and excessive vibration in the turbine gear box. `The EPC contractor is providing its services under a fixed price contract that includes financial guarantees for the original completion date and power output of the plant.

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

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, SAIC Energy, Environment & Infrastructure LLC, constructed the 8.6 net megawatt power plant at San Emidio, Nevada. TAS Energy of Houston, Texas supplied a modular power plant to the project. The financing agreement calls for the contractor to provide a non-recourse project loan for the estimated $32 million dollar project. The construction loan is expected to be repaid with a long term project loan.

Two System Feasibility Studies were initiated in July 2008 with Sierra Pacific Power Company to begin the FERC mandated transmission study process for the development of the San Emidio resource. The studies examined two levels of power generation; 15 megawatts and 45 megawatts, several transmission routes and the cost associated with each level of generation. The 15 megawatt study, which was directed at providing transmission for the Phase I and Phase II plants, completed the study process and resulted in an increase of available transmission to 16 megawatts. A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An additional System Impact Study was initiated on September 8, 2011 for an additional 3.9 megawatts of transmission to increase the transmission capacity to match the maximum limit of the new PPA. The 3.9 megawatt System Impact Study was completed in April 2012 and is being reviewed by the Company.

The 45 megawatt study, which was directed toward the full build out of San Emidio with the addition of the 17.2 megawatt Phase III project, completed the second phase System Impact Study in April. A draft Interconnection Facilities Study, the third and final study, was received on November 22, 2010. The remainder of the 45 megawatt study has been terminated due to time constraints and delays with further exploration of the project.

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

Three of the five wells exhibit commercial permeability and temperature with well OW-10 producing a flowing temperature of 302°F, well OW-9 producing a flowing temperature of 280°F and well OW-6 producing a flowing temperature of 279°F. Well OW-9 also has a zone of high permeability at 1,830’ deep, which was put behind casing during drilling operations that has a measured static temperature of 294°F. Additional drilling operations would be required to test this zone. Well OW-8 encountered 320°F fluid, but did not produce commercial quantities during flow testing. The last well drilled, 45A-21 did not encounter commercial permeability, but recorded a temperature of 316°F, the highest temperature found in the reservoir to date. A pumped flow test is being planned for well OW-10 before year end. The North Resource Area has an additional five observation/temperature gradient wells and one production well planned.

Raft River Update

Raft River Unit I operated at 98.8% availability and generated an average of 7.89 net megawatts during the first fiscal quarter. For the 2011 calendar year, the plant averaged 7.6 net megawatts of generation with 97.3% availability.

The plant operated at reduced output during the quarter due to a mechanical problem with the production pump in well RRG-2. RRG-2 was shut down on April 15, 2012, the pump was replaced in early June 2012, and it came back on line June 14, 2012.

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

A drill rig for the DOE program was mobilized to the Raft River site in late December 2011 and began operations on December 30, 2011. A 9 7/8” liner was installed and cemented in place in preparation for the first phase of stimulation. The well was side-tracked during operations to remove a packer in the wellbore, and a new leg was completed through the geothermal target formation. A short duration, high pressure stimulation test was performed which indicated a temporary increase in permeability. An additional $1.2 million of funding through the DOE has been made available to complete the thermal fracturing program. It is expected that injection into RRG-9 will begin before the end of the year.

On May 16, 2011, Eugene Water and Electric Board notified the Company that the PPA for Raft River Unit II has been terminated since a Notice to Proceed had not been issued on or before the required milestone date.

Raft River Operating Agreement
We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital and partnering with a co-venture tax partner allowed us to share the risks of ownership and monetize valuable tax credits and benefits. The joint venture partner structure allowed the project to monetize production tax credits which would not otherwise have been available to us. When Unit I generates full capacity of 13 megawatts, we estimate we will receive cash payments totaling approximately $1.6 million for each of the first four years of its operations. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred.

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

Drilling resumed on well 18-10a on April 14, 2012 and was stopped on April 18, 2012 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Subsequent temperature surveys indicate an isothermal temperature profile at 241°F which may indicate that higher temperature fluid does not occur below the 18-10a well site.

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

Operating Results

For the three months ended June 30, 2012, the Company reported a net loss attributable to the Company of $930,870 ($0.01 loss per share) which represented a $1.4 million favorable decrease from the net loss reported in the same period in 2011 ($0.03 loss per share). Notable favorable variances were reported in the net gain from plant operations, salaries and wages, stock based compensation and professional fees. A notable unfavorable variance was noted for other operating expenses.

Plant Operations and Other Plant Expenses
During the first fiscal quarter of 2012, the Company’s operating revenues from energy production and related operating costs originated from two power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the North Western part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations on May 25, 2012. The Raft River plant (Raft River Energy I LLC) is located in the South Eastern Idaho. The Raft River plant began operations in January of 2008.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

The energy and energy credit sales generated from the San Emidio power plant represented 33.4% and 47.4% of total plant operating revenues for the Company for the three months ended June 30, 2012 and 2011; respectively.

For the three months ended June 30, 2012, the San Emidio plant reported net operating loss of $8,693 which was a favorable decrease from the loss of $24,186 reported in the same period in 2011. On December 12, 2011, the old power plant was shut down to facilitate the change to the new power plant. Since the new plant began commercial operations on May 25, 2012, the current period’s financial results do not reflect the new plant’s normal operations. All of the energy produced in May was paid at the lower test rate of $0.05 per kilowatt hour. The energy produced by the new plant in June 2012 amounted to 3,790,652 kilowatt hours. For the calendar year 2011 (excluding December), the average monthly kilowatt hours produced by the old plant was 1,727,847. The plant’s salary and related costs for the three months ended June 30, 2012 were 74.1% less than the costs incurred in the same period ended in 2011. During the first fiscal quarter of 2012, many of the employees were engaged in construction and development activities that were capitalized. As the plant transitions to normal operations, the employee’s compensation costs will be charged to the plant’s operations. The old plant’s salary and related costs averaged $211,531 per quarter in the calendar year ended December 31, 2011. The operational salary costs for the new plant are expected to be similar to the old plant.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended June 30,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Plant operating revenues:
Energy sales	427,931	100.0	623,731	94.2	(195,800)	(31.4)
Energy credit sales	-	-	38,339	5.8	(38,339)	(100.0)
	427,931	100.0	662,070	100.0	(234,139)	(35.4)

Plant operating expenses:
General and administrative	60,722	14.1	72,461	10.9	11,739	16.2
Salaries and related costs	65,004	15.2	251,217	37.9	186,213	74.1
Repairs and maintenance	5,927	1.4	11,482	1.7	5,555	48.4
Field and well expenses	53,948	12.6	83,808	12.7	29,860	35.6
Rent and lease	-	-	2,805	0.4	2,805	100.0
Purchased utilities	65,719	15.4	13,638	2.1	(52,081)	(381.9)
	251,320	58.7	435,411	65.8	184,091	42.3

Net gain from plant operations	176,611	41.3	226,659	34.2	(50,048)	(22.1)

Other operating costs:
Depreciation and amortization	181,333	42.4	246,038	37.2	64,705	26.3
General and administrative	4,026	0.9	4,807	0.7	781	16.2
	185,359	43.3	250,845	37.9	65,486	28.0

Operating loss	(8,748)	(2.0)	(24,186)	(3.7)	15,438	63.8

Other income	55	0.0	-	-	55	-

Net Loss	(8,693)	(2.0)	(24,186)	(3.7)	15,493	64.1

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2011 to 2012.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

				Net
			Ave.	Operating	Depreciation
	Kilowatt	Energy	Rate per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,877	210,366
December 31, 2011 (1)	3,291	361,876	0.1100	(433,861)	206,522
March 31, 2012 (1)	-	-	-	(475,961)	189,126
June 30, 2012 (2)	5,465	427,931	0.0776	(8,748)	181,333

(1)	- The old power plant ceased operations on December 12, 2011, to facilitate the transfer of operations to the new power plant.
(2)	- The new power plant became commercially operational on May 25, 2012. The plant produced power at a lower “test rate” in May and at the regular rate of .08975 per kilowatt hour in June.

Raft River, Idaho Energy Sales and Plant Operating Expenses (Raft River Energy I LLC)

The energy and energy credit sales generated from the Raft River power plant represented 66.6% and 52.6% of total plant operating revenues for the Company for the three months ended June 30, 2012 and 2011; respectively.

Net loss from Raft River Energy I LLC (“RREI”) operations of $805,285 for the three months ended June 30, 2012, decreased $1,169,677 (59.2%) from the same period in 2011. In May 2011, the repairs of wells RRG-2 and RRG-7 began under the Repair Service Agreement (“RSA”) between the two members. The repairs under the RSA amounted to $818,149 for the three months ended June 30, 2011. Repairs on RRG-7 were completed in July 2011 and repairs on RRG-2 were completed in January 2012. Primarily due to the repairs, energy production increased 17.5% for the three months ended June 30, 2012 from the same period in 2011. The monthly kilowatt hours produced increased 13.1% for the three months ended June 30, 2012 from the same period in 2011.

The summarized statements of operations for RREI are as follows:

	Three Months Ended June 30,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Plant operating revenues:
Energy sales	765,255	89.7	651,059	88.5	114,196	17.5
Energy credit sales	87,763	10.3	84,846	11.5	2,917	3.4
	853,018	100.0	735,905	100.0	117,113	15.9

Plant operating expenses:
General and administrative	129,353	15.1	123,515	16.8	(5,838)	(4.7)
Salaries and related costs	233,513	27.4	203,550	27.7	(29,963)	(14.7)
Plant and well field	223,955	26.3	184,273	25.0	(39,682)	(21.5)
Rent and lease	43,700	5.1	43,700	5.9	-	-
Repairs and maintenance	354,126	41.5	662,557	90.0	308,431	46.6
Repairs and maintenance under the repairs agreement	-	-	818,149	111.2	818,149	100.0
Utilities	93,001	10.9	128,586	17.5	35,585	27.7
	1,077,648	126.3	2,164,330	294.1	1,086,682	50.2

Net loss from plant operations	(224,630)	(26.3)	(1,428,425)	(194.1)	1,203,795	(84.3)

Other operating costs:
Depreciation and amortization	507,783	59.5	510,367	69.3	2,584	0.5
Office and administrative	72,949	8.6	36,472	5.0	(36,477)	100.0
	580,732	68.1	546,839	74.3	(33,893)	(6.2)

Operating loss	(805,362)	(94.4)	(1,975,264)	(268.4)	1,169,902	59.2

Other income	77	0.0	302	0.0	(225)	(74.5)

Net Loss	(805,285)	(94.4)	(1,974,962)	(268.4)	1,169,677	59.2

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2011 to 2012.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

			Renewable
			Energy	Net Income
	Kilo-watt	Energy Sales	Credit Sales	(Loss)*
Quarter Ended:	Hours x 1,000	($)	($)	($)

June 30, 2010	17,599	806,439	114,394	(584,204)
September 30, 2010	16,116	1,019,499	104,733	(123,032)
December 31, 2010	17,878	1,173,232	113,090	(13,931)
March 31, 2011	16,898	914,457	101,382	321,507
June 30, 2011	14,144	689,448	84,846	(1,986,673)
September 30, 2011	14,562	979,747	87,432	(489,768)
December 31, 2011	17,888	1,197,713	104,222	(965,553)
March 31, 2012	19,639	1,057,091	108,119	(696,689)
June 30, 2012	15,999	805,322	87,763	(805,285)

* - Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the three months ended June 30, 2012, the Company incurred professional and management fees of $263,538, which was a decrease of $1,005,291 (79.2%) from the same period in 2011. The decrease was, primarily, due to the fees of $1,088,091 paid to a placement agent in the quarter ended June 30, 2011 for obtaining the equity partner in the Neal Hot Springs, Oregon project.

Salaries and Wages
For the three months ended June 30, 2012, the Company reported $313,017 in salaries and related costs, which was a decrease of $286,019 (47.7%) from the same period in 2011. During both quarters, significant portions the management and development compensation costs were allocated to the Company’s capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling, reservoir evaluation and plant construction. At San Emidio, salary cost allocations have been made for efforts primarily related to the new power plant construction management for Phase I of the project. The primary difference in reported compensation costs related to the Company bonus that totaled $450,000 incurred in the three months ended June 30, 2011.

Significant management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Three Months Ended June 30,
	2012	2011	Variance
Financial Element	$	$	$	%

Total Company salary and related, excluding plant operations	648,281	963,975	315,694	32.8

Salary and related costs capitalized for the following projects:
USG Nevada LLC (San Emidio Phase I Project)	(201,991)	(144,017)	57,974	40.3
USG Oregon LLC (Neal Hot Springs Project)	(131,905)	(220,239)	(88,334)	(40.1)
Small projects	(1,368)	(683)	685	100.3
	313,017	599,036	286,019	47.7

% - represents the percentage of change from 2011 to 2012.

Stock Based Compensation
For the three months ended June 30, 2012, the Company reported $162,975 in stock based compensation, which was a decrease of $371,923 (69.5%) from the same period in 2011. The variance was primarily a function of the timing of the issuance of the stock option grants. Stock options have not been granted for the current fiscal year. The Board of Directors approved a grant of 2,590,000 stock options to employees on June 3, 2011 that impacted the three months ended June 30, 2011.

Other Operating Expenses
For the three months ended June 30, 2012, the Company reported $119,998 in other operating expenses, which was an increase of $85,254 (245.4%) from the same period in 2011. During the first fiscal quarter of 2012, the Company incurred test well drilling costs of $70,000 at Gerlach, Nevada (USG Gerlach LLC). As the new plants at Neal Hot Springs, Oregon (USG Oregon LLC) are preparing for operation, purchases of approximately $25,000 were made for parts, small tools and other plant supplies.

Net Loss Attributable to the Non-Controlling Interest
The net loss attributable to the non-controlling interest entities is the line item that removes the portion of the Company’s consolidated operations that are owned by the Company’s subsidiaries. For the three months ended June 30, 2012, the Company reported $896,287 in net loss attributable to non-controlling interest, which was a decrease of $1,133,739 (55.8%) from the same period ended 2011. The primary reason for the decrease was due to the operations of Raft River Energy I LLC (“RREI”). The impact of the operations RREI in the Company’s financial statements on the loss attributable to non-controlling entities amounted to a $1,167,560 decrease from the three months ended June 30, 2011 as compared to the three months ended June 30, 2012. As noted above, RREI’s loss for the three months ended June 30, 2011 related to its major repair activities.

Off Balance Sheet Arrangements

As of June 30, 2012, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2012 are adequate to fund our general operating activities through December 31, 2012 including drilling at Neal Hot Springs, general development support activities at San Emidio and repair activities at Raft River. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 60 days of operation of the plant. Phase I at San Emidio attained commercial operation on May 25, 2012. An application was submitted in July 2012 electing to take the ITC cash grant in lieu of the PTC, which will result in a check from the U.S. Treasury for approximately $11.7 million by September 2012 and will be used to retire an existing bridge loan of approximately $7.5 million.

On May 21, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof.

Pursuant to the Purchase Agreement LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT LLC exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the Toronto Stock Exchange.

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

As of June 30, 2012, the Company has sold LPC an aggregate of 3,375,503 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $999,425.

The Company has also entered into an agreement with Kuhns Brothers Securities Corporation (“KBSC”), pursuant to which KBSC agreed to act as the placement agent in connection with the sale of shares of Common Stock to LPC. Subject to the Company’s and KBSC’s receipt of written confirmation that the Corporate Finance Department of Financial Industry Regulatory Authority, Inc. (“FINRA”) has determined not to raise any objection with respect to the fairness or reasonableness of the compensation terms of the Company’s arrangement with KBSC, the Company will pay KBSC the following compensation for its services in acting as placement agent in the sale of Common Stock to LPC: (A) the Company will pay a cash fee to KBSC in an amount equal to: (i) 6% of the aggregate gross proceeds received by the Company from the initial sale of $750,000 in shares of Common Stock to LPC pursuant to the Purchase Agreement, and (ii) 3% of the aggregate gross proceeds received by the Company from additional sales of Common Stock to LPC pursuant to the Purchase Agreement; and (B) the Company will issue to KBSC the number of warrants (the “Compensation Warrants”) equal to: (i) in the case of the initial sale of $750,000 in shares of Common Stock to LPC, 6% of the aggregate number of shares sold to LPC; and (ii) in the case of additional sales of Common Stock to LPC, 3% of the aggregate gross proceeds received by the Company from such sales divided by 115% of the closing sale price of one share of Common Stock on the day prior to the respective issuance of the Compensation Warrant. The Compensation Warrants issued pursuant to clause (ii) in the preceding sentence will be based on incremental sales to LPC of $2 million in aggregate gross proceeds. Each Compensation Warrant will have an exercise price equal to 115% of the closing sale price of one share of Common Stock on the day prior to its issuance, a term of five years from the date of its issuance and will otherwise comply with the rules of FINRA.

On November 9, 2011, the Company’s wholly owned subsidiary, USG Nevada LLC, and entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at San Emidio. The loan agreement provides for borrowing up to 90% of the total expected cash grant and consisted of an initial funding of $7.5 million which has been received by the Company. No additional borrowings are expected at this time. An application for an $11.7 million ITC cash grant was submitted to the United States Department of the Treasury on July 17, 2012. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC.

On September 30, 2011, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company, from time to time, was entitled to issue and sell through MLV, acting as the Company’s sales agent, shares of the Company’s Common Stock. The Company’s board of directors authorized the issuance and sale of shares of the Company’s Common Stock under the Sales Agreement for aggregate gross sales proceeds of up to $10,000,000, subject to certain limitations based on the sales price per share, for a period of one year from the date of execution of the Sales Agreement. Pursuant to the Sales Agreement, MLV was entitled to compensation at a fixed commission rate of the greater of (i) 3% of the gross sales price per share sold or (ii)(1) $0.03 per share sold if the sale price per share was $0.80 or greater or (2) $0.0225 per share sold if the sale price per share is less than $0.80 (but in no event would compensation exceed 8% of gross proceeds). The Company has agreed to reimburse a portion of MLV’s expenses in connection with the offering of the Company’s Common Stock under the Sales Agreement. The Company terminated the Sales Agreement effective May 19, 2012.

Prior to such termination, the Company sold 241,989 shares of common stock pursuant to the Sales Agreement for net proceeds of approximately $126,133. Such sales of shares of our Common stock by our sales agent were made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT LLC or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

On March 7, 2011, the Company closed a direct registered placement of 5,000,000 shares of Common Stock at a price of $1.00 per share for gross proceeds of $5 million. Each investor also received a Common Stock Purchase Warrant exercisable for 50% of number of shares of Common Stock purchased. Each Warrant entitled the holder to purchase one additional share of Common Stock for $1.075 per share. The Warrants expired on March 3, 2012. The offering included a placement agent fee of 112,000 Common Shares and 56,000 Warrants plus expenses of approximately $15,000. The securities were offered by the Company pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), which became effective on December 31, 2010. A prospectus supplement relating to the offering was filed with the SEC on February 28, 2010. After deducting for fees and expenses, the net proceeds of the offering were approximately $4.95 million. The net proceeds of the offering were used for general working capital, including exploration, development and expansion of the Company’s geothermal properties.

On February 24, 2011, the Company completed the financial closing with the U.S. Department of Energy (“DOE”) of a $96.8 -million loan guarantee to construct the Company’s planned 22-megawatt-net power plant at Neal Hot Springs in Eastern Oregon. Neal Hot Springs is the first geothermal project to complete a loan guarantee under DOE’s Title XVII loan guarantee program, which was created by the Energy Policy Act of 2005 to support the deployment of innovative clean energy technologies. The DOE loan guarantee will guarantee a loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 -million Federal Financing Bank loan represents 67% of total project cost. When combined with the previously announced equity investments by the project’s partner, Enbridge Inc., the loan provides 100% of the anticipated capital remaining to fully construct the project.

In September 2010, Oregon USG Holdings, LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note was considered to be an equity contribution to the Company’s subsidiary. The conversion occurred automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also provided for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note earned Enbridge a 20% direct ownership in the subsidiary. As a result of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $8 million was contributed by Enbridge that increased their direct ownership, in the project by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments increased Enbridge’s ownership to 27.5% . An additional $6 million cost overrun facility was established by Enbridge to cover costs that resulted from unexpected poor results from injection well drilling. The additional investment by Enbridge will increase their ownership in USG Oregon LLC based on running a project financial model and determining what percentage of the forecasted project income will be allocated to Enbridge to arrive at a predetermined rate of return for the additional investment. Current estimates of the ownership assuming that all of the investment is used for drilling shows that Enbridge could own up to 44% of the subsidiary. The model will be rerun after all of the variables have been fixed which is anticipated to be in the 4th quarter of 2012 to set the final ownership ratios between the two parties.

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for the initial project loan needed to construct the 8.6 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended March 31, 2012, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At June 30, 2012, the Company held investments of $328,689 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended June 30, 2012, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

Prior to April 1, 2007, the strike price for the Company’s stock option plan had been stated in Canadian dollars as the plan had been administered through our Vancouver office and Pacific Corporate Trust Company. This subjected the Company to foreign currency risk in addition to the normal market risks associated with the stock price fluctuations. A long-term liability had been established to reflect the fair value of the stock options payable. The strike price on subsequent option grants is stated in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2012 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2012. There have been no material changes in the risk factors during the quarter ended June 30, 2012.

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

See the exhibit index to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 14, 2012	By: /s/ Daniel J. Kunz
Daniel J. Kunz
Chief Executive Officer

Date: August 14, 2012
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Compensation Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K as filed on May 22, 2012)
10.1	Purchase Agreement, dated as of May 21, 2012, by and between U.S. Geothermal Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on May 22, 2012)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document