Form 10-Q
period 2012-09-30
US GEOTHERMAL INC
filed 2012-11-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 12, 2012
Common stock, par value	89,705,948
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended September 30, 2012

INDEX

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2012. The results of operations for the six months ended September 30, 2012 are not necessarily indicative of the results to be expected for the transition period ending December 31, 2012. As previously reported, on July 5, 2012, the Company’s Board of Directors changed the Company’s fiscal year end from March 31 to December 31, beginning December 31, 2012.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
September 30, 2012

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	September 30, 2012	March 31, 2012

ASSETS

Current:
Cash and cash equivalents	$6,312,620	$4,433,051
Restricted cash (note 3)	2,995,000	2,920,000
Trade accounts receivable	789,423	335,721
Cash grant receivable (note 4)	10,653,382	-
Other current assets	717,301	1,004,848
Total current assets	21,467,726	8,693,620

Deposit on mineral rights purchase	200,000	200,000
Investment in equity securities (note 5)	79,427	92,497
Operating security deposit for Power Purchase Agreement	1,426,700	-
Property, plant and equipment, net of accumulated depreciation (note 6)	201,236,634	193,867,155
Intangible assets, net of accumulated amortization (note 7)	16,097,175	16,177,596

Total assets	$240,507,662	$219,030,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$544,475	$1,637,294
Accounts payable, construction	3,149,091	28,564,315
Related party accounts payable	11,052	2,087
Current portion of capital lease obligations (note 10)	52,044	14,183
Note payable, bridge loan (note 8)	7,500,000	7,500,000
Retention payable (note 17)	8,089,704	-
Total current liabilities	19,346,366	37,717,879

Long-term Liabilities:
Retention payable (note 17)	-	8,374,762
Convertible loan payable (note 11)	2,125,000	2,125,000
Long-term portion of capital lease obligations (note 10)	80,621	-
Construction loans payable (note 12)	101,052,644	58,995,708
Total long-term liabilities	103,258,265	69,495,470

Total liabilities	122,604,631	107,213,349

Commitments and Contingencies (note 17)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2012 and March 31, 2012 were: 89,705,948 and 85,080,445; respectively)	89,706	85,080

Additional paid-in capital	95,285,973	93,475,298
Accumulated other comprehensive income	9,932	23,002
Accumulated deficit	(33,227,277)	(31,530,306)
	62,158,334	62,053,074

Non-controlling interests (note 18)	55,744,697	49,764,445
Total stockholders’ equity	117,903,031	111,817,519

Total liabilities and stockholders’ equity	$240,507,662	$219,030,868

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Plant Revenues:
Energy sales	$1,921,601	$1,571,693	$3,114,786	$2,846,483
Energy credit sales	98,148	117,916	185,911	241,101
Total plant operating revenues	2,019,749	1,689,609	3,300,697	3,087,584

Plant Expenses:
Plant production expenses	990,748	986,883	2,235,161	2,035,027
Well repairs and maintenance	-	329,074	-	1,809,780
Depreciation and amortization	758,989	710,335	1,448,104	1,475,741
Total plant operating expenses	1,749,737	2,026,292	3,683,265	5,320,548

Net Income (Loss) from Plant Operations	270,012	(336,683)	(382,568)	(2,232,964)

Expenses (Income):
Corporate administration	229,718	196,073	500,271	464,037
Professional and management fees	210,221	260,332	473,759	1,529,161
Salaries and wages	279,644	249,751	592,661	848,787
Stock based compensation	308,687	317,146	471,662	852,044
Travel and promotion	60,160	72,629	108,481	110,015
Leases and well testing	18,572	38,903	138,570	73,647
Other (income) expenses	(409)	(3,739)	(4,233)	(9,522)
Total expenses (income)	1,106,593	1,131,095	2,281,171	3,868,169

Net Loss Before Accumulated Change	(836,581)	(1,467,778)	(2,663,739)	(6,101,133)

Accumulated effect on prior period application of capitalization policy (note 19)	-	-	-	262,305

Net Loss	(836,581)	(1,467,778)	(2,663,739)	(5,838,828)

Net loss attributable to the non-controlling interests	70,481	545,735	966,768	2,575,761

Net Loss Attributable to U.S. Geothermal Inc.	(766,100)	(922,043)	(1,696,971)	(3,263,067)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on investment in equity securities	11,926	(35,786)	(13,070)	(103,575)

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(754,174)	$(957,829)	$(1,710,041)	$(3,366,642)

Basic And Diluted Net Loss Per Share Attributable to U.S. Geothermal Inc.	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding for Basic and Diluted Calculations	89,072,796	84,838,456	87,675,065	84,836,784

* - as reclassified to reflect the change in accounting methods (see note 19 for details).

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Six Months Ended September 30,
	2012	2011*

Operating Activities:
Net loss	$(2,663,739)	$(5,838,828)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,502,114	1,536,119
Stock based compensation	471,662	852,044
Net changes in:
Accounts receivable	(453,702)	(92,266)
Accounts payable and accrued liabilities	(358,469)	160,436
Prepaid expenses and other	287,547	(76,545)
Total cash used by operating activities	(1,214,587)	(3,459,040)

Investing Activities:
Purchases of property, plant and equipment	(3,658,285)	(14,443,388)
Cash restricted by regulating entities	(75,000)	(2,225,000)
Cash received from consolidation of subsidiary	-	592,330
Distributions to non-controlling interest	(58,765)	(55,868)
PPA operating security deposit	(1,426,700)	-
Total cash used by investing activities	(5,218,750)	(16,131,926)

Financing Activities:
Issuance of share capital, net of share issue costs	1,343,639	78,276
Proceeds received from non-controlling interest	7,005,785	13,790,260
Principal payments on note payable	-	(230,000)
Principal payments on capital lease	(36,518)	(6,247)
Total cash provided by financing activities	8,312,906	13,632,289

Increase (Decrease) in Cash and Cash Equivalents	1,879,569	(5,958,677)

Cash and Cash Equivalents, Beginning of Period	4,433,051	8,098,905

Cash and Cash Equivalents, End of Period	$6,312,620	$2,140,228

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$15,631,269	$723,398
Construction and development paid directly with construction loans	41,771,878	-
Capitalized accrued interest	925,093	676,753
Net assets and liabilities received from consolidation of subsidiary	-	45,386,103
Grant receivable used to decrease construction costs	10,653,382	-

Other Items:
Interest paid	340,650	3,548

* - as reclassified to reflect the change in accounting methods (see note 19 for details).

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended September 30, 2012 and the Year Ended March 31, 2012
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2011	84,761,956	$84,762	$90,283,987	$(25,308,177)	$108,990	$640,967	$65,810,529

Equity interest from consolidation of non- controlling interest RREI (note 19)	-	-	-	-	-	28,009,782	28,009,782
Equity contributions and note conversion by non-controlling interest Oregon Holdings USG LLC (note 18)	-	-	-	-	-	25,794,216	25,794,216
Distributions to non-controlling interest entity	-	-	-	-	-	(113,365)	(113,365)
Stock issued from the exercise of stock options	76,500	76	83,215	-	-	-	83,291
Stock issued under At Market Issuance Sales Agreement (note 13)	241,989	242	125,891	-	-	-	126,133
Stock compensation	-	-	2,733,627	-	-	-	2,733,627
Vesting of restricted shares (note 14)	-	-	248,578	-	-	-	248,578
Unrealized loss on investment	-	-	-		(85,988)	-	(85,988)
Net loss	-	-	-	(6,222,129)	-	(4,567,155)	(10,789,284)

Balance at March 31, 2012	85,080,445	85,080	93,475,298	(31,530,306)	23,002	49,764,445	111,817,519

Stock issued under At Market Issuance Sales Agreement (note 13)	4,625,503	4,626	1,339,013	-	-	-	1,343,639
Equity contributions and note conversion by non-controlling interest Oregon USG Holdings LLC (note 18)		-	-	-	-	7,005,785	7,005,785
Distributions to non-controlling interest entity	-	-	-	-	-	(58,765)	(58,765)
Stock compensation	-	-	471,662	-	-	-	471,662
Unrealized loss on investment (unaudited)	-	-	-	-	(13,070)	-	(13,070)
Net loss (unaudited)	-	-	-	(1,696,971)	-	(966,768)	(2,663,739)

Balance at September 30, 2012 (unaudited)	89,705,948	$89,706	$95,285,973	$(33,227,277)	$9,932	$55,744,697	$117,903,031

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
September 30, 2012
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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware); and
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala)

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2012 and March 31, 2012, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At September 30, 2012, the Company’s total cash balance, excluding money market funds, was $8,934,079, and bank deposits amounted to $9,107,386. The difference was due to outstanding checks and deposits. Of the bank deposits, $8,115,369 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $369,316 and were not subject to deposit insurance.

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

Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease, are recorded at historical cost. Costs of acquisition of geothermal properties are capitalized in the period of acquisition. Major improvements that significantly increase the useful lives and/or capabilities of the assets are capitalized. A primary factor in determining whether to capitalize construction type costs is the stage of the potential project’s development. Once a project is determined to be commercially viable, all costs directly associated with the development and construction of the project are capitalized. Until that time, all development costs are expensed. A commercially viable project will have, among other factors, a reservoir discovery well or other significant geothermal surface anomaly, a power transmission path that is identified and available, and an electricity off-taker identified. A valid reservoir discovery is generally defined when a test well has been substantially completed that indicates the presence of a geothermal reservoir that has a high probability of possessing the necessary temperatures, permeability, and flow rates. After a valid discovery has been made, the project enters the development stage. Generally, all costs incurred during the development stage are capitalized and tracked on an individual project basis. If a geothermal project is abandoned, the associated costs that have been capitalized are charged to expense in the year of abandonment. Expenditures for repairs and maintenance are charged to expense as incurred. Interest costs incurred during the construction period of defined major projects from debt that is specifically incurred for those projects are capitalized. Funds received from grants associated with capital projects reduce the cost of the asset directly associated with the individual grants. The offset of the cost of the asset associated with grant proceeds is recorded in the period when the requirements of the grant are substantially complete and the amount can be reasonably estimated.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment and when circumstances/events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. The most recent assessment was performed based upon financial conditions and assumptions as of September 30, 2012. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2012 and September 30, 2012, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive. Total common stock equivalents on a fully diluted basis at March 31, 2012 and September 30, 2012 were 97,906,612 and 105,052,336; respectively.

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	September 30,	March 31,
Agency	2012	2012

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	325,000
U.S. Department of Energy – Construction Loan Bond	2,125,000	2,125,000

	$2,995,000	$2,920,000

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

NOTE 4 – CASH GRANT RECEIVABLE

The Company submitted the application on July 17, 2012, to the United States Department of Treasury for the ITC cash grant for approximately $11.7 million. During the review process, the Company reduced the requested amount to $10,653,382. The reduction was due to disputed amounts and the discussions regarding these amounts are on going. The proceeds from this grant offset the construction costs of the new power plant located in San Emidio, Nevada that was placed into service for financial reporting purposes on September 1, 2012. The funds are expected to be collected seven business days from the date of notice of payment on November 6, 2012. A portion of the proceeds are committed to the retirement of the bridge loan (see note 8 for details).

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of Alterra Power Corp, a publicly traded renewable energy company) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized gains	27,107
Foreign exchange losses	(23,125)
Fair value at March 31, 2012	92,497

Net unrealized losses	(13,969)
Foreign exchange gains	899
Fair value at September 30, 2012	$79,427

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

On September 1, 2012, the Company transferred $27.7 million in accumulated construction costs related to the new power plant located in the San Emidio Desert in the State of Nevada to operations. The total construction costs were net of various grant proceeds of approximately $15.0 million collected or accrued as of September 30, 2012.

During the three months ended September 30, 2012, the Company continued the development of the Neal Hot Springs, Oregon project. The construction of the power plant, facility buildings, cooling towers and transmission lines amounted to approximately $3.8 million during the current quarter. The current quarter well drilling activities at Neal Hot Springs amounted to over $1.1 million.

During the three months ended June 30, 2012, the Company continued the development of the Neal Hot Springs, Oregon and San Emidio, Nevada projects. At Neal Hot Springs, construction of the power plant, facility buildings, cooling towers and transmission lines amounted to approximately $10.2 million during the prior quarter. The cooling towers and other buildings are substantially complete. The prior quarter well drilling activities at Neal Hot Springs amounted to over $1.5 million. During the prior quarter, San Emidio construction costs were incurred that amounted to over $2.0 million for construction of the new power plant.

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

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	March 31,
	2012	2012
Land	$651,721	$652,507
Power production plant*	60,142,032	36,072,569
Wells	26,168,545	21,675,989
Furniture and equipment	1,351,820	1,140,086
	88,314,118	59,541,151
Less: accumulated depreciation*	(13,082,817)	(11,661,124)
	75,231,301	47,880,027
Construction in progress	126,005,333	145,987,128

	$201,236,634	$193,867,155

*

The old power production plant in San Emidio, Nevada was decommissioned December 12, 2011, to facilitate the change to the newly constructed power plant. The old power plant is considered to be an inactive asset; however, remains as a recognized asset since it has not been disassembled and could be placed back into operations. At September 30, 2012, the net book value of the inactive power plant was $242,159 ($2,275,474 cost, less $2,033,315 accumulated depreciation).

For the six months ended September 30, 2012 and 2011, the Company capitalized interest costs as a component of the Neal Hot Springs and San Emidio projects as follows:

	For the Six Months Ended
	September 30,
	2012	2011
Total interest expense incurred	$2,317,070	$256,935
Capitalized interest	2,313,931	254,581

Depreciation expense was charged to plant operations and general expenses for the following periods:

	September 30,	September 30,
	2012	2011

Three months ended	$751,446	$673,689
Six months ended	1,421,693	1,398,356

Changes in Construction in Progress for the periods ended September 30, 2012 and March 31, 2012, are summarized as follows:

	For the Six
	Months Ended	For the Year
	September 30,	Ended March
	2012	31, 2012
Beginning balances	$145,987,128	$35,301,709
Current development construction	19,395,090	113,266,751
Grant reimbursements *	(11,667,930)	(2,117,423)
Transfers into production *	(27,708,955)	-
Write-off exploration wells	-	(463,909)
Ending balances	$126,005,333	$145,987,128

*

On September 1, 2012, the new power plant and related components in San Emidio, Nevada was placed into service for financial reporting purposes. The construction costs were offset by the funds that have been collected and are expected to be collected from the various grants.

Construction in Progress, at cost, consisted of the following projects/assets by location at September 30, 2012 and March 31, 2012 are as follows:

	September 30,	March 31,
	2012	2012
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$742,404
Unit II, well construction	2,100,862	2,099,136
	2,851,355	2,841,540
San Emidio, Nevada:
Power plant (Re-power project)	-	31,770,066
Interconnection studies for transmission line	-	235,013
Well construction	-	4,604,983
	-	36,610,062
Neal Hot Springs, Oregon:
Wells	37,851,432	35,266,897
Buildings and site preparation	81,949,447	67,967,633
Transmission lines and substation	3,353,099	3,300,996
	123,153,978	106,535,526

	$126,005,333	$145,987,128

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized by project location as follows:

	September 30,	March 31,
	2012	2012
In operation:
San Emidio, Nevada:
Geothermal water and mineral rights*	$4,825,220	$4,825,220
Less: accumulated amortization*	(710,380)	(629,959)
	4,114,840	4,195,261

Inactive:
Raft River, Idaho:
Surface water rights	146,341	146,341
Geothermal water and mineral rights	2,203,330	2,203,330

Granite Creek, Nevada
Surface water rights	451,299	451,299

Neal Hot Springs, Oregon:
Geothermal water and mineral rights	225,337	225,337

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

San Emidio, Nevada:
Surface water rights	4,323,521	4,323,521
Geothermal water and mineral rights*	3,440,580	3,440,580
Less: accumulated amortization*	(430,073)	(430,073)
	11,982,335	11,982,335

	$16,097,175	$16,177,596

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

Estimated aggregate amortization expense for the next five fiscal years is as follows:

Projected
Amounts
Years ending September 30,
2013	$160,840
2014	160,840
2015	160,840
2016	160,840
2017	160,840

$804,200

Amortization expense was charged to plant operations and other general expenses for the following periods:

	September 30,	September 30,
	2012	2011

Three months ended	$40,210	$68,882
Six months ended	80,421	137,763

NOTE 8 – BRIDGE LOAN NOTE PAYABLE

On November 9, 2011, USG Nevada LLC, a wholly owned subsidiary of the Company, signed a bridge loan agreement with Ares Capital Corporation. The bridge loan provides for the funding necessary for the retirement of the San Emidio plant construction loan held by Benham Constructors LLC. The loan principal cannot exceed $9 million. Interest rate is equal to the LIBOR rate for three month interest periods plus applicable margin. The loan has monetized the Section 1603 ITC cash grant associated with planned commercial operation of the San Emidio power plant. An application has been submitted to the United States Department of Treasury for an estimated $10.7 million ITC cash grant. The cash grant proceeds will be used to repay the bridge loan. At September 30, 2012, the loan balance totaled $7,500,000, and the entire balance was considered to be short term.

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

At September 30, 2012, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $9,928,000 (March 31, 2012 - $9,498,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2012 and March 31, 2012.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at September 30, 2012 and March 31, 2012 were as follows:

	September 30,	March 31,
	2012	2012
Deferred tax assets*:
Net operating loss carry forward	$9,239,000	$8,728,000
Stock based compensation	1,473,000	1,302,000

Deferred tax liabilities*:
Depreciation and amortization	(784,000)	(532,000)
Net deferred income tax asset	9,928,000	9,498,000
Deferred tax asset valuation allowance	(9,928,000)	(9,498,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years Ended March 31,
	2012	2011
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	(2.0)	(2.0)
Net effective tax rate	36.2%	36.2%

At September 30, 2012, the Company had net income tax operating loss carry forwards of approximately $27,423,000 ($25,972,000 in March 31, 2012), which expire in the years 2023 through 2032. The change in the allowance account from March 31, 2012 to September 30, 2012 was $430,000.

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

NOTE 10 - CAPITAL LEASE OBLIGATIONS

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

The scheduled future lease payments for the three contracts are presented as follows:

Capital Leases
Years ending September 30,	Amounts
2013	$58,530
2014	50,997
2015	33,997
Total future payments	143,524

Less: imputed interest portion	(10,859)
$132,665

Allocation of capital lease obligations:
Current portion	$52,044
Long-term portion	80,621
$132,665

At September 30, 2012, the net book value of the equipment under capital lease amounted to $151,956 ($208,450, less $56,494 accumulated amortization).

NOTE 11 – CONVERTIBLE NOTE PAYABLE

On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with the other equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and will accrue interest at a rate of 4.75% per annum. The loan balance plus accrued interest will convert to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014. Conversion events include the loss of federal funding to the Project. The converted balance would increase Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. At September 30, 2012, the loan balance totaled $2,125,000 and is considered to be long-term.

NOTE 12 – CONSTRUCTION NOTES PAYABLE

U.S. Department of Energy

On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (the “Loan Guarantee”) to construct its planned 22-megawatt-net power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. Future advances covered by the Loan Guarantee will carry interest at a rate of 0.375% per annum over the U.S. Treasury bill rate of comparable maturities as of the date of each advance. All advances will be made under the Future Advance Promissory Note (“the Note”) dated February 23, 2011. The maximum principal amount of the Note is approximately $93.8 million. No advances may be made under the Note after April 10, 2013. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site.

Loan advances and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %

Advances by date:
August 31, 2011	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
	71,866,318
Capitalized interest paid by loan	1,096,536

Loan balance at September 30, 2012	$72,962,854

SAIC Constructors LLC

Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”), formerly Benham Constructors LLC. The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. The loan agreement requires for USG Nevada LLC to pay the debt in full within 30 days of receipt of the final statement prepared by SAIC. Interest accrues on outstanding balance at 9.5% per annum. The loan is non-recourse and is secured by the Project’s assets. The Company expects the final statement to be completed during the quarter ended December 31, 2012 and the construction loan will be replaced with a 25 year project loan. At September 30, 2012, the loan balance totaled $28,089,790, including accrued interest, and the entire balance was considered to be long-term. SAIC is subject to liquidated damages for the delays experienced at the project.

NOTE 13 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended September 30, 2012, the Company issued 1,250,000 common stock shares at prices between $0.312 and $0.355 under an At Market Issuance Sales agreement with Lincoln Park Capital.

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

NOTE 14 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2012, the Company can issue stock option grants totaling up to 13,455,892 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants are stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2012, the Company had 10,239,625 options granted and outstanding.

On August 24, 2012, the Company granted 2,917,000 stock options to employees exercisable at a price of $0.31 until August 24, 2017.

On January 22, 2012, options representing 157,500 shares of common stock exercisable at a price of $1.40 CDN expired without exercise.

On September 12, 2011, the Company granted 100,000 stock options to a director exercisable at a price of $0.60 until September 12, 2016.

On July 31, 2011, options representing 78,750 shares of common stock exercisable at a price of $1.15 CDN expired without exercise.

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

The following table reflects the summary of stock options outstanding at March 31, 2011 and changes during for the year ended March 31, 2012, and the quarters ended June 30, 2012 and September 30, 2012:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2011	6,703,195	$1.38	$0.86	$5,734,572
Forfeited/Expired	(1,341,570)	1.06	1.00	(1,348,364)
Exercised	(76,500)	1.00	1.02	(77,868)
Granted	2,690,000	0.82	0.49	1,305,170
Balance outstanding, March 31, 2012	7,975,125	1.38	0.70	5,613,510
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2012	7,975,125	1.38	0.70	5,613,510
Forfeited/Expired	(652,500)	2.41	0.71	(460,975)
Exercised	-	-	-	-
Granted	2,917,000	0.31	0.16	453,774
Balance outstanding September 30, 2012	10,239,625	$0.91	$0.55	$5,606,309

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Six Months Ended
	September 30,	Year Ended
	2012	March 31, 2012

Dividend yield	0	0
Expected volatility	65-70%	87-91%
Risk free interest rate	0.19-0.33%	0.25-1.21%
Expected life (years)	3.19	3.25

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2012:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.22	1,465,000	0.88	1,465,000	1,786,417
1.78	95,000	0.99	95,000	81,172
0.92	1,704,625	1.65	1,704,625	1,204,713
1.58	68,000	1.98	68,000	26,435
0.86	1,300,000	2.95	1,300,000	752,207
0.83	2,590,000	3.68	1,942,500	951,825
0.60	100,000	3.95	75,000	27,054
0.31	2,917,000	4.90	729,250	113,444
$ 0.91	10,239,625	3.13	7,379,375	$4,943,267

The following table summarizes information about the stock options outstanding at March 31, 2012:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.41	652,500	0.31	652,500	460,975
2.22	1,465,000	1.13	1,465,000	1,786,417
1.78	95,000	1.49	95,000	81,172
0.92	1,704,625	2.15	1,704,625	1,204,713
1.58	68,000	2.48	68,000	26,435
0.86	1,300,000	3.45	1,300,000	752,207
0.83	2,590,000	4.18	1,295,000	634,550
0.60	100,000	4.45	50,000	18,036
$ 1.25	7,975,125	2.71	6,630,125	$4,964,505

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2011 and changes during the year ended March 31, 2012, and the quarters ended June 30, 2012 and September 30, 2012 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2011	650,000	$0.86	$0.58
Granted	2,690,000	0.82	0.49
Vested	(1,995,000)	0.83	0.51
Forfeited/Expired	-	-	-
Nonvested, March 31, 2012	1,345,000	0.82	0.49
Granted	-	-	-
Vested	(647,500)	0.82	0.49
Forfeited/Expired	-	-	-
Nonvested, June 30, 2012	697,500	0.82	0.49
Granted	2,917,000	0.31	0.16
Vested	(754,250)	0.32	0.16
Forfeited/Expired	-	-	-
Nonvested, September 30, 2012	2,860,250	$0.43	$0.23

As of September 30, 2012, there was $411,554 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at March 31, 2012 and September 30, 2012 was $1,205,798 and $471,662; respectively.

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

Stock Purchase Warrants

At September 30, 2012, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price

February 23, 2013	-	$-	500,000	$5.000
September 16, 2015	246,285	1.250	4,104,757	1.250
May 31, 2017	255,721	0.437	-	-

On March 4, 2012, 2,500,000 stock purchase warrants and 56,000 broker warrants at an exercise price of $1.075 expired without exercise.

On August 17, 2011, 4,050,000 stock purchase warrants at an exercise price of $1.75 and 243,000 broker warrants at an exercise price of $1.22 expired without exercise.

NOTE 15 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of September 30, 2012 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$369,316	$369,316	$-	$-
Investment in equity securities	79,427	-	79,427	-
	$448,743	$369,316	$79,427	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

There were no changes in Level 3 assets measured for the six months ended September 30, 2012 and 2011.

NOTE 16 - RELATED PARTY TRANSACTIONS

At September 30, 2012 and March 31, 2012 the amounts of $11,052 and $2,087; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors fees in the amounts of $60,000 and $52,500 for the six months ended September 30, 2012 and 2011; respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the six months ended September 30, 2012 and 2011, totaling $53,628 and $109,189; respectively.

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

Granite Creek
The Company has three geothermal lease contracts with the BLM for the Granite Creek properties. The lease contracts are for approximately 2,443.7 acres of land and geothermal water rights located in North Western Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years if the BLM does not need the land for any other purpose and the lessee is maintaining production at commercial quantities. The leases state annual lease payments of $2,444, not including processing fees, and expire October 2017.

Raft River Energy I LLC
The Company has entered into several lease contracts for approximately 1,298 acres of land and geothermal water rights located in the Raft River area located in Southern Idaho. The contracts expire from March 2013 to December 2033. The contracted lease payments are scheduled for $31,287 for the year ended March 31, 2013.

Office Lease
The Company renewed a one year lease contract January 2012 for general office space for the executive office located in Boise, Idaho. The contract includes a one-year renewal option for the Company. The lease payments are due in monthly installments of $6,345. The Company incurred total office lease expenses under the current contract and the prior contract for six months ended September 30, 2012 and 2011, totaling $38,069 and $36,960; respectively.

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

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new 25 year contract signed in December of 2011 that sets the new set rate at $89.70 per megawatt hour with a 1% annual escalation rate. The new contract allows for a maximum of 71,300 megawatt hours annually. Upon declaration of commercial operation under the PPA, an Operating Security Deposit of $1,426,700 is required to be maintained at NV Energy for the full term of the PPA.

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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The plan requires the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $19,912 and $18,431 for the six months ended September 30, 2012 and 2011; respectively.

Mineral Rights Option Agreement
On May 24, 2010, USG Oregon LLC (a subsidiary of the Company) entered into an option agreement that allows for exclusive purchase of all mineral rights associated with 2,110 acres of land located in Malheur County, Oregon. Per the terms of the agreement, the Company transferred $200,000 to the seller. To exercise the option agreement, the Company must pay an additional $200,000 prior to November 25, 2012. If the second payment is not made, the Company loses all rights associated with the agreement. Management expects to exercise the option within the terms of the agreement.

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At September 30, 2012, the retention payable balance was $5,320,724. Currently, management does not have any performance concerns on these contracts.

Retention Liability on USG Nevada LLC Construction Contract
The USG Nevada LLC signed a contract with the primary contractor involved in the power plant construction at San Emidio, Nevada. The contract allows for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At September 30, 2012, the retention payable balance was $2,768,980. Currently, management does not have any performance concerns on these contracts.

NOTE 18 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	September 30,
	2012	March 31, 2012

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$404,475	$437,542
Oregon USG Holdings LLC interest held by Enbridge Inc.	32,788,439	25,793,169
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	22,551,783	23,533,734
	$55,744,697	$49,764,445

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5%. The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. After the initial contributions noted above, the Company and Enbridge have made additional capital contributions of $462,616 and $13,877,000; respectively. The impact of the additional contributions to the profit and loss allocation percentages could increase Enbridge’s ownership to 44%. The actual ownership interest has not been determined.

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

NOTE 19 – CHANGE IN METHOD OF ACCOUNTING FOR SUBSIDIARY AND RECLASSIFATION OF STATEMENT OF OPERATIONS

Due to the changes in consolidation methods of the Company and its subsidiary and the general change in the nature of the Company’s operations, certain changes were made in the presentation of the Company’s statement of operations. The Company has reclassified, expanded and consolidated certain operating revenue and cost line items. Since the changes were effective April 1, 2011, the statement of operations for the three and six months ended September 30, 2011 were presented below.

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

The changes to amounts originally reported for the six months ended September 30, 2011 in the statement of operations are presented as follows:

	For the Six Months Ended September 30, 2011
	Originally
	Reported	Net Change	As Reclassified

Plant Revenues:
Energy sales	$1,253,313	$1,593,170	$2,846,483
Energy credit sales	68,824	172,277	241,101
Total plant revenues	1,322,137	1,765,447	3,087,584

Plant Expenses:
Plant production expenses	-	2,035,027	2,035,027
Well repairs and maintenance	-	1,809,780	1,809,780
Depreciation and amortization	-	1,475,741	1,475,741
Total plant expenses	-	5,320,548	5,320,548

Net Income (Loss) from Plant Operations	1,322,137	(3,555,101)	(2,232,964)
Other Operating Revenues:
Land, water and mineral rights lease	90,024	(90,024)	-
Management fees	125,000	(125,000)	-
Gain from investment in subsidiary	94,107	(94,107)	-
Gain (loss) from plant operations and other operating revenues	1,631,268	(3,864,232)	(2,232,964)

Expenses (Income):
Consulting fees	2,845	(2,845)	-
Corporate administration	464,037	-	464,037
Professional & management fees	1,526,316	2,845	1,529,161
Salaries and wages	848,787	-	848,787
Stock based compensation	852,044	-	852,044
Travel and promotion	110,015	-	110,015
Plant operating expenses	1,293,078	(1,293,078)	-
Leases and well testing	73,647	-	73,647
Other (income) expense	-	(9,522)	(9,522)
Total expenses (income)	5,170,769	(1,302,600)	3,868,169

	(3,539,501)	(2,561,632)	(6,101,133)

Other (income) expenses	8,915	(8,915)	-

Net Loss before accumulated change	(3,530,586)	(2,570,547)	(6,101,133)
Accumulated effect on prior period application of capitalization policy	262,305	-	262,305

Net Loss	(3,268,281)	(2,570,547)	(5,838,828)
Net loss attributable to non-controlling interest	5,214	2,570,547	2,575,761

Net loss attributable to U.S. Geothermal Inc.	(3,263,067)	-	(3,263,067)
Other comprehensive Income	(103,575)	-	(103,575)

Comprehensive Loss attributable to U.S. Geothermal Inc.	$(3,366,642)	$-	$(3,366,642)

The changes to amounts originally reported for the three months ended September 30, 2011 in the statement of operations are presented as follows:

	For the Three Months Ended September 30, 2011
	Originally
	Reported	Net Change	As Reclassified

Plant Revenues:
Energy sales	$629,582	$942,111	$1,571,693
Energy credit sales	30,484	87,432	117,916
Total plant revenues	660,066	1,029,543	1,689,609

Plant Expenses:
Plant production expenses	-	938,683	986,883
Well repairs and maintenance	-	329,074	329,074
Depreciation and amortization	-	710,335	710,335
Total plant operating expenses	-	2,026,292	2,026,292

Net Income (Loss) from Plant Operations	660,066	(996,749)	(336,683)
Other Operating Revenues:
Land, water and mineral rights lease	45,012	(45,012)	-
Management fees	62,500	(62,500)	-
Gain from investment in subsidiary	55,430	(55,430)	-
Net income (loss) from plant operations and other operating revenues	823,008	(1,159,691)	(336,683)

Expenses (Income):
Consulting fees	782	(782)	-
Corporate administration	196,073	-	196,073
Professional & management fees	259,550	782	260,332
Salaries and wages	249,751	-	249,751
Stock based compensation	317,146	-	317,146
Travel and promotion	72,629	-	72,629
Other plant expenses	614,189	(614,189)	-
Leases and well testing	38,903	-	38,903
Other (income) expenses	-	(3,739)	(3,739)
Total expenses (income)	1,749,023	(617,928)	1,131,095

Loss from Operations	(926,015)	(541,763)	(1,467,778)

Other income	3,434	(3,434)	-

Net Loss	(922,581)	(545,197)	(1,467,778)
Net loss attributable to non-controlling interest	538	545,197	545,735

Net loss attributable to U.S. Geothermal Inc.	(922,043)	-	(922,043)
Other comprehensive Income	(35,786)	-	(35,786)

Comprehensive Loss attributable to U.S. Geothermal Inc.	$(957,829)	$-	$(957,829)

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

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through November 14, 2012, which is considered to be the issuance date. The following events were identified for disclosure:

San Emidio Plant (USG Nevada LLC)
The new power plant output rating has now been increased from 8.6 to 9.0 net annual average megawatts based upon the results of the final capacity testing. Since achieving commercial operation in May 2012, the plant has been producing and the project has been selling electrical power. Since then, several scheduled outages have occurred to allow the engineering, procurement and construction (“EPC”) contractor time to work on a punch list of items required for final completion under the fixed price EPC agreement. The EPC contract includes financial guarantees by the contractor tied to the original construction price and completion date of the plant.

The plant is now operating smoothly and has averaged an output of 9.47 net (12.47 gross) megawatts per hour during November month-to-date. Including the completion of performance testing, the plant has been operating continuously for the past 31 days. The company’s wholly-owned subsidiary, USG Nevada LLC, accepted operational custody of the plant on November 10th. The EPC contractor is nearing final EPC contract completion.

A construction loan provided by the EPC contractor will be repaid with a 25-year project loan provided by a premier financial services company. The project loan is expected to close during the fourth quarter of 2012 and will provide low cost, long term financing.

Neal Hot Springs Power Plant (USG Oregon LLC)
Construction work for the air cooled power plant is largely complete and the contractor is now focused on achieving commercial operation within the fourth calendar quarter of 2012. Modules 1 and 2 have been operating smoothly for several days and have reached production levels between 15.2 and 16.8 megawatts. Minor adjustments will continue to bring the two modules to commercial operation. Module 3 achieved mechanical completion and will be charged with working fluid and will begin preparation for starting and synchronizing to the grid. After Module 3 begins operating efficiently, the combined net power production for all three modules is projected to average 22.0 megawatts.

El Ceibillo, Guatemala (U.S. Geothermal Guatemala, S.A.)
The Company’s wholly owned subsidiary, U.S. Geothermal Guatemala, S.A., reported on October 29, 2012, the signing of a binding Memorandum of Understanding (“MOU”) with one of the largest brokers of electricity in Central America to negotiate a power purchase agreement (“PPA”) for the El Ceibillo Project located near Guatemala City. The MOU establishes the framework for a PPA that includes a 15-year term for up to 50 megawatts of power generation each year. Several conditions, including confirming the geothermal reservoir, must be met before the PPA becomes effective.

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

The U.S. dollar is the Company’s functional currency; however some transactions have involved the Canadian dollar. All references to “dollars” or “$” are to United States dollars and all references to $ CDN are to Canadian dollars.

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2012 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE MKT LLC under the trade symbol “HTM.”

For the quarter ended September 30, 2012, the Company was focused on:

1)	Commissioning and operation of the new San Emidio Unit 1 power plant in Nevada;
2)	Construction and commissioning the Neal Hot Springs power plant in Oregon;
3)	Operating the Raft River Unit I power plant;
4)	Negotiating long term financing for the San Emidio Unit 1 power plant and for a potential future Phase II, and discussing development funding for Phase III;
5)	Conducting negotiations on a power purchase agreement and discussions with potential equity partners for the El Ceibillo project in Guatemala; and
6)	The evaluation of potential new geothermal projects.

Project Overview

The following is a list of projects that are in operation, under development or under exploration. Projects in operation have producing geothermal power plants. Projects under development have a geothermal resource discovery or may have wells in place, but require the drilling of new or additional production and injection wells in order to supply enough geothermal fluid sufficient to operate a commercial power plant. Projects under exploration do not have a geothermal resource discovery occurrence yet, but have significant thermal and other physical evidence that warrants the expenditure of capital in search of the discovery of a geothermal resource. Due to inflation and marketplace increases in the costs of labor and construction materials, previous estimates of property development costs may be low.

Projects in Operation
			Generating
			Capacity		Contract
Project	Location	Ownership	(megawatts)(1)	Power Purchaser	Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0	Idaho Power Company	2032
San Emidio (New Phase I)	Nevada	100%	9.0	Sierra Pacific Power Corp.	2038

(1)	Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently varies between 7.1 and 10.0 megawatts.
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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser

San Emidio Phase II (Expansion)	Nevada	100%	8.6	TBD (2)	$50	NV Energy
San Emidio Phase III	Nevada	100%	17.2	TBD (2)	$100	TBD
Neal Hot Springs I	Oregon	JV(1)	22	4th Quarter 2012	$143	Idaho Power
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
El Ceibillo	Guatemala	100%	25	4th Quarter 2015	$118	TBD
Raft River (Unit II)	Idaho	100%	26	TBD	$134	TBD
Raft River (Unit III)	Idaho	100%	32	TBD	$166	TBD

(1)

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”). As of September 30, 2012, Enbridge has contributed approximately $32.8 million to the Neal Hot Springs geothermal project. The Company and Enbridge have not yet determined Enbridge’s current equity interest in the project, but current estimates show that Enbridge could own up to 44% of the project.

(2)

Due to the delays experienced with bringing San Emidio Phase I on line, development dates for Phase II and Phase III at San Emidio have been affected and will be determined after Phase I has reached final completion.

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	To be determined
Granite Creek	Nevada	100%	To be determined

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(°F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8(1)	275-302 (2)	127.0(1)	4,500-6,000	Binary
San Emidio	35.8	289-305 (2)	64.0(4)	1,500-2,000	Binary
Neal Hot Springs	9.6	311-347 (3)	50.0(5)	2,500-3,000	Binary
Gerlach	5.6	338-352 (3)	18.0	TBD	Binary
Granite Creek	8.5	TBD	TBD	TBD	Binary
El Ceibillo	38.6	410-446 (3)	25.0(6)	TBD	Steam

(1)	A third party’s assessment of 94 megawatts was based on 6.0 square miles. The Company has since acquired additional acreage. The resource estimate of 127.0 megawatts was provided by a third party.
(2)	Actual production temperatures for existing wells.
(3)	Probable reservoir temperature as measured with a chemical geothermometer calculation.
(4)	A third party resource estimate with respect to 44.0 megawatts, remainder is an internal estimate.
(5)	A third party resource estimate with respect to 22.0 megawatts, remainder is an internal estimate.
(6)	Internal estimate.

Neal Hot Springs Update
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. A commercial geothermal resource has been defined at the site, and a 22 net megawatt power plant, consisting of three separate modules, has been constructed. The facility is scheduled to begin selling electricity on a commercial basis before the end of 2012. On February 26, 2009, the Company submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 67% of the total project cost which is now estimated to be $143.6 million for the project, a $14.6 million increase from the previous estimate. The DOE loan is a combined construction and 22 year term loan. The interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan. As of September 30, 2012, nine draws totaling $71.87 million have been taken on the DOE loan, which have a combined annual interest rate of 2.622%. The project qualified for, is currently preparing its application for and expects to receive an estimated $34 million cash grant under Section 1603 Specified Energy Property in Lieu of Tax Credits. Subject to certain DOE loan covenants, the planned use of the grant proceeds is to: 1) fund an $8.5 million cash reserve at the project level, 2) pay down approximately $14 million on the DOE loan and 3) the balance to reimburse equity investors.

In July 2010, the Company applied to the Oregon Department of Energy for the Business Energy Tax Credit (“BETC”), which allows an income tax credit for up to $20 million in qualifying expenditures for a renewable energy project. The Neal Hot Springs project has qualified for the credit which can be sold to a pass-through partner and monetized at a cash value of $7.36 million. It is anticipated that the BETC cash will be available within the first six months of 2013.

After a long term flow test was completed in January 2011, a computerized numerical reservoir model was constructed on March 24, 2011 by the Company’s consulting reservoir engineer, and after review, the DOE’s independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir is able to sustain the production necessary for the planned 22 megawatt project from the existing four production wells.

Over the course of the ongoing construction, the budget was increased by $14.6 million in equity contributions by the partners. The first increase of $7.0 million was to cover additional drilling costs and modifications in plant controls and the cooling mechanism. Enbridge Inc., our partner at Neal Hot Springs, provided the additional investment in exchange for increased ownership interest in the project from 20% to approximately 27%. A second increase of $6 million was a contingency fund established for potential additional drilling program to complete the wellfield. Enbridge Inc. also provided this additional investment in exchange for increased ownership interest in the project from 27% to approximately up to 44% depending on the final calculations to be made upon the project achieving commercial operation. Only $2.0 million of the $6.0 million contingency fund was used and the balance may be returned to Enbridge thereby adjusting the final Enbridge ownership accordingly. The project now has 100% of the required production and injection capacity drilled and proven.

Notice to proceed for design and construction of the supercritical cycle power plant was issued to both the EPC contractor (Industrial Builders Inc.) and equipment supplier (TAS Energy) on February 24, 2011. The new plant, which consists of three separate power modules, is designed to deliver approximately 22 megawatts of power net to the grid on an annual average basis. The first module is scheduled to begin commercial operations during the fourth calendar quarter of 2012 and the full plant is scheduled to achieve its commercial operation date before the end of the 4th quarter of 2012. As of September 30, construction of the total project is estimated to be 98% complete.

On May 27, 2012, the Company was notified by the EPC contractor that mechanical completion was achieved on the first of the three units. On June 28, 2012, the construction contractor provided notice of mechanical completion for the second of the three modules and on July 31, 2012 notice of mechanical completion was received for the third 7.3 net megawatt, air cooled power plant module. Units 1 and 2 have undergone commissioning operations over the past 3 months and have been synchronized to the grid on numerous occasions. Additionally, all three modules have received upgraded bearings in the turbine gearbox, swirl brakes have been installed behind each of the three module’s turbine wheels, and each module’s silencers have been replaced. These modifications were identified at the Company’s San Emidio project to address unwanted vibration. Unit 3 was the last unit to be retrofitted and begin commissioning in early November. Continuous operation of the units has not been achieved due to control system programming issues with the air cooled condenser fans and because fine debris material left behind from construction in the system has plugged protective screens in front of the high pressure refrigerant pumps on several occasions. All production and injection pipelines are complete. Four production pumps are installed and tested, and are supplying fluid to the plant during commissioning of the units. Injection wells are operational and accepting fluid during the commissioning process.

Six large diameter injection wells (NHS-3, NHS-4, NHS-9, NHS-11, NHS-12, and NHS-13) and four slim hole injectors (NHS-10, T/G 16b, NHS-14 and T/G 3) have been completed. NHS-11 and NHS-12, both planned as deep injectors, did not find the capacity that was expected when they were drilled. NHS-14 encountered modest permeability and has not been connected to the facility. Additional reservoir testing is scheduled after all three modules are operating on a continuous basis. Colorimetric tracer will be introduced into three injection wells to map the flow of the geothermal fluid through the reservoir. Data from the test will be incorporated into the numerical reservoir model.

The Company received a Conditional Use Permit from the Malheur County Planning Commission for construction of the 22 net megawatt power plant on October 28, 2009 after unanimous approval from the Planning Commission at a September 24, 2009 meeting. All of the Federal Energy Regulatory Commission (“FERC”) mandated transmission studies were completed by the Idaho Power Company. An interconnection agreement was signed with the Idaho Power Company in February 2009. Idaho Power completed the transmission line and substation during the first quarter ended June 30, 2012 and has taken power deliveries as test energy from the plant during commissioning.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting price of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions. Test energy delivered prior to declaration of commercial operation is paid for at 90% of the monthly average, non-firm, Dow Jones Mid-Columbia Index. Once commercial operation is declared, the full price of $96.00 per megawatt-hour will be paid.

San Emidio, Nevada Update
The new Phase I power plant at San Emidio achieved commercial operation on May 25, 2012. The plant produced 4,340 megawatt-hours in July, zero power generation in August, and 3,940 megawatt-hours in September. During the quarter, the plant operated at 47.6% availability due to commissioning activities and averaged 7.97 net megawatts per hour.

On July 27th, the plant was shut down by the EPC contractor to make repairs that were required to fix unwanted turbine/gearbox vibration. During the shutdown, the EPC contractor discovered a problem with the turbine silencer and developed a replacement unit that is now installed. The repairs were extended because of the time needed to resolve the silencer issue that required a total of 44 days of plant downtime. The plant restarted on September 10th. Subsequent to the end of the quarter, another outage was taken by the EPC contractor to address a number of punchlist items in October that totaled 9 days. Repairs to the turbine/gearbox have resolved the vibration issue and the plant runs at full load within the turbine manufacturers’ specifications. Subsequent to the end of the quarter, the Phase I plant completed its capacity testing, and as a result of the test exceeding the design, the plant has been up rated to 9.0 net annual average megawatts per hour from the design point basis of 8.6 megawatts.

The San Emidio expansion is planned to take place in three phases. Phase I is the completed Unit I repower, and Phases II and III are planned to be expansions. Phase I utilizes the existing production and injection wells with installation of a new, more efficient 9.0 MW net power plant which achieved commercial operation on May 25, 2012. Phase II is a planned expansion within the bounds of the existing San Emidio geothermal reservoir and is subject to the successful development of additional production wells through exploration and drilling activities. Phase III is planned as a further expansion for 17.2 MW net utilizing two additional power modules similar to Phases I and II.

On November 9, 2011, the Company’s wholly owned subsidiary, USG Nevada LLC, entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at San Emidio. The loan agreement provides for borrowing of up to 90% of the total expected cash grant and consisted of an initial funding of $7.5 million which has been received by the Company. No additional borrowings are expected at this time. The funds were drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. An application for an $11.7 million ITC cash grant was submitted to the United States Department of the Treasury on July 17, 2012. Subsequent to the end of the quarter, the United States Department of Treasury notified the Company that it will allow $10.65 million in cash grant and is processing the payment. An additional $1.05 million of cash grant items are under review. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC.

The Phase I repower began construction in the third calendar quarter of 2010 and was delayed in the startup due to EPC contractor’s delay in completing Unit I and certain technical issues related to the new plant. The Phase II expansion is delayed due to the extended time it has taken to get Phase I online, and we are not able to accurately determine when Phase II will be completed at this time. Due to the EPC contractor’s delay in completing the Unit I repower plant and the impact the delay has on future Phases, the Company expects to utilize the ITC cash grant in lieu of the Production Tax Credit only in connection with the Phase I repower, unless Congress extends the incentive to allow inclusion of Phase II. The Phase II expansion is still dependent on successful development of additional production well capacity.

The capital cost of the Phase I repower is estimated at approximately $32 million, with Phase II at approximately $50 million and Phase III approximately $100 million. We expect that approximately 75% of the Phase I and Phase II development may be funded by project loans, with the remainder funded through equity financing.

Phase I achieved mechanical completion in December 2011, and following performance testing of the power plant which began in early May, and Phase I and achieved commercial operation on May 25, 2012. Commissioning was extended due to a series of mechanical issues that include defective capacitors, the mechanical failure of the 2,500 horsepower process pump, excessive vibration in the turbine gear box, and failure of the silencer. The EPC contractor is providing its services under a fixed price contract that includes financial guarantees for the original completion date and power output of the plant. Discussions with the EPC contractor are underway to determine the final settlement for the contractual delay issues and to close out the construction loan.

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

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, SAIC Energy, Environment & Infrastructure LLC, constructed the 9.0 net megawatt power plant at San Emidio, Nevada. TAS Energy of Houston, Texas supplied a modular power plant to the project. The financing agreement calls for the contractor to provide a non-recourse project loan for the estimated $32 million dollar project. The construction loan is expected to be repaid with a long term project loan. A long term permanent loan is currently under negotiations with a lender and is expected to close in the fourth quarter of 2012. The long term loan proceeds will be used to repay the SAIC construction loan.

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

An additional System Impact Study was initiated on September 8, 2011 for an additional 3.9 megawatts of transmission to increase the transmission capacity to match the maximum limit of the new PPA. The 3.9 megawatt System Impact Study was completed in April 2012. Both the 3.9 megawatt study and the 45 megawatt study have been withdrawn until future transmission needs are identified.

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

The second stage of the DOE program is a cost shared drilling plan that follows up on the targets identified in the first stage. In order to meet construction targets for Phase II plant construction, the drilling stage of the program commenced prior to DOE approval, and two observation wells were completed by the Company. The proposed drilling program was approved by the DOE in early November 2011. One of the first two wells was deepened and three additional wells have been completed in the South Resource Area under the 50-50 cost share grant.

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

Preparations are being made to install a submersible production pump in well OW-10 and construct a pipeline from the well to supply 300°F fluid to the Phase I power plant. The North Resource Area has an additional five observation/temperature gradient wells and one production well planned.

Raft River Update
Raft River Unit I operated at 98.6% availability and generated an average of 8.11 net megawatts per hour during the fiscal quarter ended September 30, 2012, and produced a total of 17,829 megawatt-hours during the quarter. For the 2011 calendar year, the plant averaged 7.6 net megawatts of generation with 97.3% availability.

The plant operated at reduced output during the quarter ended June 30, 2012 due to a mechanical problem with the production pump in well RRG-2. RRG-2 was shut down on April 15, 2012, the pump was replaced in early June 2012, and it came back on line June 14, 2012 and has run through the quarter ended September 30, 2012 without any further mechanical issues.

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

A drill rig for the DOE program was mobilized to the Raft River site in late December 2011 and began operations on December 30, 2011. A 9 7/8” liner was installed and cemented in place in preparation for the first phase of stimulation. The well was side-tracked during operations to remove a packer in the wellbore, and a new leg was completed through the geothermal target formation. A short duration, high pressure stimulation test was performed which indicated a temporary increase in permeability. An additional $1.2 million of funding through the DOE has been made available to complete the thermal fracturing program. It is expected that injection into RRG-9 will begin before the end of the year 2012.

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

Based on management’s annual review of the conditions and circumstances, it was determined that the Company would no longer use the equity method to reflect the Company’s interest in RREI as of April 1, 2011. The Company is now fully consolidating RREI’s assets, liabilities and operations and recognize a non-controlling interest. When making this determination, Management analyzed whether control had shifted to the Company for accounting purposes, and notes that participation by Holdings is and has been passive. The Board of Managers does not hold regular meetings, does not formally approve the annual operating budgets, and Holdings declined to contribute additional funds even when benefits can be shown. The Company has possession of and operates the facility, makes all day-to-day operating decisions, and contributes additional required capital funding as needed. Active participation in the operations of RREI is a primary role of the Company’s operating staff. The most important element that has changed is the economics of the project due to the zero balance in the Raft River Holding’s tax capital account. Tax deductions associated with an additional $12.1 million equity contribution from the Company accelerated the exhaustion of the Holdings tax capital account to zero sooner than originally anticipated. The Company will be allocated 100% of the tax deductions and operating losses for the tax year 2011 and subsequent years. Since the current structure of RREI was established to allocate significant tax benefits to Holdings, the exhaustion of the Holdings tax capital account to zero demonstrates that the majority of the tax benefits have been monetized. Holdings no longer has any tax capital at risk. The Company is the only partner with tax capital at risk, so future operating decisions will primarily impact the Company.

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

Guatemala
A geothermal energy rights concession located 14 kilometers southwest of Guatemala City was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession contains 24,710 acres (100 square kilometers) in the center of the Aqua and Pacaya twin volcano complex. El Ceibillo, the first development target on the concession, is located near the town of Amatitlan, in a developed industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast.

An initial development of a 25 megawatt, flash steam power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

The El Ceibillo geothermal project area has nine existing geothermal wells that were drilled in the 1990s and have depths ranging from 560 to 2,000 feet (170 to 610 meters). Six of the wells have measured reservoir temperatures in the range of 365°F to 400°F and have high conductive gradients that indicate rapidly increasing temperature with depth. Fluid samples and mineralization from the wells indicate the existence of a high permeability reservoir below the existing well field.

An office and staff are located in Guatemala City and planning is underway to advance the project with initial site work focused on surface geologic mapping and a detailed geophysical program, followed by temperature gradient wells to target the production zone. A 17.2 acre plant site has been leased on land adjacent to the existing wells. Discussions are taking place with several interested parties for the potential sale of an equity interest in the El Ceibillo project to a qualified local partner.

Subsequent to the end of the quarter, a binding Memorandum of Understanding (“MOU”) was signed with one of the largest power distributors in Central America. The MOU establishes the framework for a PPA that includes a 15-year term for an initially estimated 25 megawatts of power generation up to a maximum of 50 megawatts of power generation. The MOU includes a project power price that the Company believes is competitive with the prevailing energy prices in the region. Several conditions precedent must be met before the PPA is negotiated and becomes effective, including confirming the geothermal reservoir by an independent reservoir engineer, obtaining all required permits and authorizations, and securing a project finance commitment.

The MOU may be terminated as a result of (i) the bankruptcy of any of the parties, (ii) on January 1, 2015, unless such date is extended by mutual agreement, because the construction of the project has not been initiated and/or the commercial operation date has been moved beyond the date set out in the PPA framework; or (iii) that the geothermal resource found lacks the conditions to sustain a long-term commercial production that allows electric power to be produced under the necessary conditions of profitability.

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

Drilling commenced on observation well 18-10a on October 30, 2011. The upper section of the well was drilled to 826 feet deep and an 8 inch liner was cemented in place. The well was secured and the drill rig was moved back to San Emidio. Temperature measurements in the well have provided the highest measured temperature in the field to date at 268°F within 160’ of surface and a temperature gradient of 6.4°F per 100’ in the bottom section of the hole. There are two previously identified lost circulation targets at 1,600’ and 2,800’ deep that will be targeted when drilling is resumed.

Drilling resumed on well 18-10a on April 14, 2012 and was stopped on April 18, 2012 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Subsequent temperature surveys indicate an isothermal temperature profile at 241°F which may indicate that higher temperature fluid does not occur below the 18-10a well site.

A plan and budget for 2013 has been developed to deepen well 18-10a to intersect the lost circulation zone at 2,800 feet deep to provide temperature information on the deep structure. Further work is dependent upon additional funding from the partners.

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

Operating Results

For the six months ended September 30, 2012, the Company reported a net loss attributable to the Company of $1.7 million ($0.02 loss per share) which represented a $1.6 million favorable decrease from the net loss reported in the same period in 2011 ($0.04 loss per share). For the three months ended September 30, 2012, the Company reported a net loss attributable to the Company of $766,100 ($0.01 loss per share) which represented a $155,943 favorable decrease from the net loss reported in the same period in 2011 ($0.01 loss per share). Notable favorable variances were reported in the net gain from plant operations, professional and management fees, salaries and related costs and stock based compensation. A notable unfavorable variance was noted in other operating costs.

Plant Operations and Other Plant Expenses
The Company’s operating revenues from energy production and related operating costs currently originate from two power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the North Western part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations on May 25, 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

The energy sales generated from the San Emidio power plant represented 35.6% and 42.8% of total plant operating revenues for the Company for the six months ended September 30, 2012 and 2011; respectively.

For the six months ended September 30, 2012, the San Emidio plant reported net operating profit of $92,462 which was a favorable increase from the operating profit of $21,691 (326.3% increase) reported in the same period in 2011. In the quarter ended September 30, 2012, the plant produced an operating profit of $101,155. The current quarter was the first full quarter of operations since the plant went commercially operational on May 25, 2012; however, it was necessary to shut the plant down to address some of the issues related to start up. Despite being shut down over 65 days in the current quarter, the new plant produced the highest amount of energy revenues and kilowatt hours ($745,494 energy sales; 8,280,497 kilowatt hours) than any other quarter in the operating history of USG Nevada LLC. For the month of July 2012, the plant was shut down for 7 days and produced $389,536 in energy revenues from 4,340,230 kilowatt hours. The monthly averages produced by the old plant for the calendar year ended December 31, 2011 was $184,658 from 1,580,582 kilowatt hours.

The average hourly rate earned in the month of September 2012 was $0.0897; while the average rate earned for the quarter ended September 30, 2011 was $0.1274. The lower current rates were due to the lower rates provided by the new power purchase agreement. The plant’s salary and related costs for the six months ended September 30, 2012 were 35.0% less than the costs incurred in the same period ended in 2011. The variance was a product of lower salary costs reported in the quarter ended June 30, 2012 and higher salary costs reported in the current quarter. During the quarter ended June 30, 2012, many of the employees were engaged in construction and development activities that were capitalized. During the current quarter, the employees were primarily engaged in normal operations. In the current quarter, salary and related costs amounted to $272,644. The old plant’s salary and related costs averaged $211,531 per quarter in the calendar year ended December 31, 2011. The operational salary costs for the new plant are expected to be similar to the old plant.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended September 30,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,173,425	100.0	1,253,313	94.8	(79,888)	(6.4)
Energy credit sales	-	-	68,824	5.2	(68,824)	(100.0)
	1,173,425	100.0	1,322,137	100.0	(148,712)	(11.2)

Plant expenses:
General and administrative	143,118	12.2	124,517	9.4	(18,601)	(14.9)
Salaries and related costs	272,644	23.2	419,544	31.7	146,900	35.0
Repairs and maintenance	18,510	1.6	54,390	4.1	35,880	66.0
Field and well expenses	135,775	11.6	196,251	14.8	60,476	30.8
Rent and lease	262	-	23,331	1.8	23,069	98.9
Purchased utilities	75,999	6.5	26,008	2.0	(49,991)	(192.2)
Depreciation and amortization	434,762	37.1	456,405	34.5	21,643	4.7
	1,081,070	92.1	1,300,446	98.4	219,376	16.9

Operating income	92,355	7.9	21,691	1.6	70,664	325.8

Other income	107	0.0	-	-	107	-

Net income	92,462	7.9	21,691	1.6	70,771	326.3

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2011 to 2012.

	Three Months Ended September 30,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	745,494	100.0	629,582	95.4	115,912	18.4
Energy credit sales	-	-	30,484	4.9	(30,484)	(100.0)
	745,494	100.0	660,066	100.0	85,428	12.9

Plant expenses:
General and administrative	78,370	10.5	47,249	7.2	(15,927)	(65.9)
Salaries and related costs	207,641	27.9	168,326	25.5	(39,315)	(23.4)
Repairs and maintenance	12,584	1.7	42,908	6.5	30,324	70.7
Field and well expenses	81,826	11.0	112,444	17.0	30,618	27.2
Rent and lease	261	-	20,526	3.1	20,265	98.7
Purchased utilities	10,280	1.4	12,370	1.9	2,090	16.9
Depreciation and amortization	253,429	34.0	210,367	31.9	(43,062)	(20.5)
	644,391	86.4	614,190	93.0	12,861	2.1

Operating income	101,103	13.6	45,876	7.0	55,227	120.4

Other income	52	0.0	-	-	52	-

Net income	101,155	13.6	45,876	7.0	55,279	120.5

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2011 to 2012.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

				Net
			Ave.	Operating	Depreciation
	Kilowatt	Energy	Rate per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
June 30, 2010	5,449	571,646	0.1049	(76,625)	238,087
September 30, 2010	5,260	636,992	0.1210	(405)	298,948
December 31, 2010	5,938	629,867	0.1061	(104,155)	298,948
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,876	210,366
December 31, 2011 (1)	3,291	361,876	0.1100	(433,861)	206,522
March 31, 2012 (1)	-	-	-	(475,961)	189,126
June 30, 2012 (2)	5,465	427,931	0.0776	(8,748)	181,333
September 30, 2012	8,280	745,494	0.0897	101,103	253,429

(1)	- The old power plant ceased operations on December 12, 2011, to facilitate the transfer of operations to the new power plant.
(2)	- The new power plant became commercially operational on May 25, 2012. The plant produced power at a lower “test rate” in May and at the full contract rate of .08975 per kilowatt hour in June.

Raft River, Idaho Energy Sales and Plant Operating Expenses (Raft River Energy I LLC)

The energy and energy credit sales generated from the Raft River power plant represented 64.4% and 57.2% of total plant operating revenues for the Company for the six months ended September 30, 2012 and 2011; respectively.

Net loss from Raft River Energy I LLC (“RREI”) operations of $802,937 for the six months ended September 30, 2012, decreased favorably by $1,673,503 (67.6%) from the same period in 2011. In May 2011, the repairs of wells RRG-2 and RRG-7 began under the Repair Service Agreement (“RSA”) between the two members. The repairs under the RSA amounted to $1,164,712 for the six months ended September 30, 2011. Repairs on RRG-7 were completed in July 2011 and repairs on RRG-2 were completed in January 2012. Primarily due to the repairs, energy production increased 22.5% for the three months ended September 30, 2012 from the same period in 2011. For the six months ended September 30, 2012, the plant produced 33,834,394 total kilowatt hours which was an increase of 5,128,979 (17.9% increase) from the same period in 2011.

The summarized statements of operations for RREI are as follows:

	Six Months Ended September 30,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,941,362	91.3	1,593,170	90.2	348,192	21.9
Energy credit sales	185,911	8.7	172,278	9.8	13,633	7.9
	2,127,273	100.0	1,765,448	100.0	361,825	20.5

Plant expenses:
General and administrative	389,863	18.3	286,707	13.6	(103,156)	(36.0)
Salaries and related costs	479,559	22.5	398,332	22.6	(81,227)	(20.4)
Plant and well field	393,692	18.5	390,091	22.1	(3,601)	(0.9)
Rent and lease	66,200	3.1	72,901	4.1	6,701	9.2
Repairs and maintenance	280,964	13.2	645,067	36.5	364,103	56.4
Repairs and maintenance under the repairs agreement	-	-	1,164,712	66.0	1,164,712	100.0
Utilities	306,705	14.4	265,349	15.0	(41,356)	(15.6)
Depreciation and amortization	1,013,342	47.6	1,019,336	57.7	5,994	0.6
	2,930,325	137.8	4,242,495	240.3	1,312,170	30.9

Operating loss	(803,052)	(37.8)	(2,477,047)	(140.3)	1,673,995	67.6

Other income	115	0.0	607	0.0	(492)	(81.1)

Net loss	(802,937)	(37.8)	(2,476,440)	(140.3)	1,673,503	67.6

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2011 to 2012.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended September 30,
	2012		2011		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,176,107	92.3	942,111	91.5	233,996	24.8
Energy credit sales	98,148	7.7	87,432	8.5	10,716	12.3
	1,274,255	100.0	1,029,543	100.0	244,712	23.8

Plant expenses:
General and administrative	187,588	14.7	116,631	12.3	(60,868)	(48.0)
Salaries and related costs	246,046	19.3	194,783	18.9	(51,263)	(26.3)
Plant and well field	169,710	13.3	194,108	18.9	24,398	12.6
Rent and lease	22,500	1.8	29,200	2.8	6,700	22.9
Repairs and maintenance	(73,162)	(5.7)	(17,489)	(1.7)	55,673	318.3
Repairs and maintenance under the repairs agreement	-	-	346,563	33.7	346,563	100.0
Utilities	213,703	16.8	136,762	13.3	(76,941)	(56.3)
Depreciation and amortization	505,560	39.7	508,968	49.4	3,408	0.7
	1,271,945	99.8	1,519,615	147.6	247,670	16.3

Operating income (loss)	2,310	0.2	(490,072)	(47.6)	492,382	100.5

Other income	38	0.0	305	0.0	(267)	(87.5)

Net income (loss)	2,348	0.2	(489,767)	(47.6)	492,115	100.5

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2011 to 2012.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Kilo-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours x	Sales	Kilowatt-	(Loss)*	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
September 30, 2010	16,116	1,019,499	0.0656	(123,032)	511,771
December 31, 2010	17,878	1,173,232	0.0656	(13,931)	511,505
March 31, 2011	16,898	914,457	0.0541	321,507	514,300
June 30, 2011	14,144	689,448	0.0487	(1,986,673)	510,367
September 30, 2011	14,562	979,747	0.0673	(489,768)	508,968
December 31, 2011	17,888	1,197,713	0.0670	(965,553)	508,405
March 31, 2012	19,639	1,057,091	0.0557	(696,689)	509,027
June 30, 2012	15,999	805,322	0.0503	(805,285)	507,783
September 30, 2012	17,836	1,176,107	0.0681	2,348	505,560

* - Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the six months ended September 30, 2012, the Company incurred professional and management fees of $473,759, which was a decrease of $1,055,402 (69.0%) from the same period in 2011. The decrease was, primarily, due to the fees of $1,088,091 paid to a placement agent in the quarter ended June 30, 2011 for obtaining the equity partner in the Neal Hot Springs, Oregon project. For the three months ended September 30, 2012, the Company incurred professional and management fees of $210,221, which was a slight decrease of $50,111 (19.2%) from the same period in 2011.

Salaries and Wages
For the six months ended September 30, 2012, the Company reported $592,661 in salaries and related costs, which was a favorable decrease of $256,126 (30.2%) from the same period in 2011. The salary and related costs for the quarter ended September 30, 2012 were consistent with the same quarter ended in 2011. The primary difference in reported compensation costs related to the Company bonus that totaled $450,000 incurred in the three months ended June 30, 2011. During both quarters, significant portions of the management and development compensation costs were allocated to the Company’s capital projects. Allocations have been made for the Neal Hot Springs project for engineering, design, permitting and project management efforts needed for well drilling, reservoir evaluation and plant construction. At San Emidio, salary cost allocations have been made for efforts primarily related to the new power plant construction management for Phase I of the project. Salary cost allocations for the San Emidio power plant project decreased significantly during the current quarter as the new plant transitioned to full commercial operations.

Significant management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Six Months Ended September 30,
	2012	2011	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	1,188,110	1,495,543	307,433	20.6

Salary and related costs capitalized for the following projects:
USG Nevada LLC (San Emidio Phase I Project)	(231,330)	(235,300)	(3,970)	(1.7)
USG Oregon LLC (Neal Hot Springs Project)	(349,189)	(400,938)	(51,749)	(12.9)
Small projects	(14,930)	(10,518)	4,412	41.9
	592,661	848,787	256,126	30.2

% - represents the percentage of change from 2011 to 2012.

	For the Three Months Ended September 30,
	2012	2011	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	492,745	559,961	67,216	12.0

Salary and related costs capitalized for the following projects:
USG Nevada LLC (San Emidio Phase I Project)	29,340	91,283	(61,943)	(67.9)
USG Oregon LLC (Neal Hot Springs Project)	180,699	217,285	(36,586)	(16.8)
Small projects	3,062	1,642	1,420	86.5
	279,644	249,751	(29,893)	12.0

% - represents the percentage of change from 2011 to 2012.

Stock Based Compensation
For the six months ended September 30, 2012, the Company reported $471,662 in stock based compensation, which was a decrease of $380,382 (44.6%) from the same period in 2011. Stock based compensation for the three months ended September 30, 2012 was consistent with the same period in 2011. The variance was primarily a function of the timing of the issuance of the stock option grants. The Board of Directors approved grants of 2,917,000 stock options on August 24, 2012 and 2,590,000 stock options on June 3, 2011. The delay in the current year award created a significant variance in compensation reported in the quarter ended in June 30, 2012.

Other Operating Expenses
For the six months ended September 30, 2012, the Company reported $138,570 in other operating expenses, which was an increase of $64,923 (88.2.4%) from the same period in 2011. During the quarter ended June 30, 2012, the Company incurred test well drilling costs of $70,000 at Gerlach, Nevada (USG Gerlach LLC). As the new plants at Neal Hot Springs, Oregon (USG Oregon LLC) are preparing for operation, purchases of approximately $25,000 were made for parts, small tools and other plant supplies.

Net Loss Attributable to the Non-Controlling Interests
The net loss attributable to the non-controlling interest entities is the line item that removes the portion of the Company’s consolidated operations that are owned by the Company’s subsidiaries. For the six months ended September 30, 2012, the Company reported $966,768 in net loss attributable to non-controlling interests, which was a decrease of $2,575,761 (62.5%) from the same period ended 2011. The primary reason for the decrease was due to the operations of Raft River Energy I LLC (“RREI”). The impact of the operations RREI in the Company’s financial statements on the loss attributable to non-controlling entities amounted to a $1,647,361 decrease from the six months ended September 30, 2011 as compared to the six months ended September 30, 2012. As noted above, RREI’s higher losses for the six months ended June 30, 2011 related to its major repair activities.

Off Balance Sheet Arrangements

As of September 30, 2012, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2012 are adequate to fund our general operating activities through March 31, 2013. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, the issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 60 days of operation of the plant. Phase I at San Emidio attained commercial operation on May 25, 2012. An application was submitted in July 2012 electing to take the ITC cash grant in lieu of the PTC, for approximately $11.7 million from U.S. Treasury and the funds will be used to retire an existing bridge loan of approximately $7.5 million. Subsequent to the end of the quarter, the United States Department of Treasury notified the Company that it will allow $10.65 million in cash grant and is processing the payment which is expected to be received seven business days after November 6, 2012. An additional $1.05 million of cash grant items are under review.

In July 2010, the Company applied to the Oregon Department of Energy for the Business Energy Tax Credit (“BETC”), which allows an income tax credit for up to $20 million in qualifying expenditures for a renewable energy project. The Neal Hot Springs project has qualified for the credit which can be sold to a pass-through partner and monetized at a cash value of $7.36 million. It is anticipated that the BETC cash will be available within the first six months of 2013.

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

As of September 30, 2012, the Company has sold LPC an aggregate of 4,625,506 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $1,343,639.

The Company also entered into an agreement with Kuhns Brothers Securities Corporation (“KBSC”), pursuant to which KBSC agreed to act as the placement agent in connection with the sale of shares of Common Stock to LPC. The Company has agreed to pay KBSC the following compensation for its services in acting as placement agent in the sale of Common Stock to LPC: (A) the Company will pay a cash fee to KBSC in an amount equal to: (i) 6% of the aggregate gross proceeds received by the Company from the initial sale of $750,000 in shares of Common Stock to LPC pursuant to the Purchase Agreement, and (ii) 3% of the aggregate gross proceeds received by the Company from additional sales of Common Stock to LPC pursuant to the Purchase Agreement; and (B) the Company will issue to KBSC the number of warrants (the “Compensation Warrants”) equal to: (i) in the case of the initial sale of $750,000 in shares of Common Stock to LPC, 6% of the aggregate number of shares sold to LPC; and (ii) in the case of additional sales of Common Stock to LPC, 3% of the aggregate gross proceeds received by the Company from such sales divided by 115% of the closing sale price of one share of Common Stock on the day prior to the respective issuance of the Compensation Warrant. The Compensation Warrants issued pursuant to clause (ii) in the preceding sentence will be based on incremental sales to LPC of $2 million in aggregate gross proceeds. Each Compensation Warrant will have an exercise price equal to 115% of the closing sale price of one share of Common Stock on the day prior to its issuance, a term of five years from the date of its issuance and will otherwise comply with the rules of the Financial Industry Regulatory Authority, Inc.

On November 9, 2011, the Company’s wholly owned subsidiary, USG Nevada LLC, and entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at San Emidio. The loan agreement provides for borrowing up to 90% of the total expected cash grant and consisted of an initial funding of $7.5 million which has been received by the Company. No additional borrowings are expected at this time. An application for an $11.7 million ITC cash grant was submitted to the United States Department of the Treasury on July 17, 2012. Subsequent to the end of the quarter, the United States Department of Treasury notified the Company that it will allow $10.65 million in cash grant and is processing the payment which is expected to be received seven business days after November 6, 2012. An additional $1.05 million of cash grant items are under review. The funds are drawn from a loan facility that includes commercial terms for the payment of interest and associated fees. The cash grant proceeds will be used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC.

On September 30, 2011, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company, from time to time, was entitled to issue and sell through MLV, acting as the Company’s sales agent, shares of the Company’s Common Stock. The Company’s board of directors authorized the issuance and sale of shares of the Company’s Common Stock under the Sales Agreement for aggregate gross sales proceeds of up to $10,000,000, subject to certain limitations based on the sales price per share, for a period of one year from the date of execution of the Sales Agreement. Pursuant to the Sales Agreement, MLV was entitled to compensation at a fixed commission rate of the greater of (i) 3% of the gross sales price per share sold or (ii)(1) $0.03 per share sold if the sale price per share was $0.80 or greater or (2) $0.0225 per share sold if the sale price per share was less than $0.80 (but in no event would compensation exceed 8% of gross proceeds). The Company has, also, agreed to reimburse a portion of MLV’s expenses in connection with the offering of the Company’s Common Stock under the Sales Agreement. The Company terminated the Sales Agreement effective May 19, 2012.

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

On March 7, 2011, the Company closed a direct registered placement of 5,000,000 shares of Common Stock at a price of $1.00 per share for gross proceeds of $5 million. Each investor also received a Common Stock Purchase Warrant exercisable for 50% of number of shares of Common Stock purchased. Each Warrant entitled the holder to purchase one additional share of Common Stock for $1.075 per share. The Warrants expired on March 3, 2012. The offering included a placement agent fee of 112,000 Common Shares and 56,000 Warrants plus expenses of approximately $15,000. The securities were offered by the Company pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), which became effective on December 31, 2011. A prospectus supplement relating to the offering was filed with the SEC on February 28, 2010. After deducting for fees and expenses, the net proceeds of the offering were approximately $4.95 million. The net proceeds of the offering were used for general working capital, including exploration, development and expansion of the Company’s geothermal properties.

On February 24, 2011, the Company completed the financial closing with the U.S. Department of Energy (“DOE”) of a $96.8 million loan guarantee to construct the Company’s planned 22-megawatt-net power plant at Neal Hot Springs in Eastern Oregon. Neal Hot Springs is the first geothermal project to complete a loan guarantee under DOE’s Title XVII loan guarantee program, which was created by the Energy Policy Act of 2005 to support the deployment of innovative clean energy technologies. The DOE loan guarantee will guarantee a loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million Federal Financing Bank loan represents 67% of total project cost. When combined with the previously announced equity investments by the project’s partner, Enbridge Inc., the loan provides 100% of the anticipated capital remaining to fully construct the project.

In September 2010, Oregon USG Holdings, LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note. Upon conversion, the note was considered to be an equity contribution to the Company’s subsidiary. The conversion occurred automatically upon the closing of the Department of Energy (“DOE”) guaranteed project loan. The agreements also provided for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note earned Enbridge a 20% direct ownership in the subsidiary. As a result of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $8 million was contributed by Enbridge that increased their direct ownership in the project by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments increased Enbridge’s ownership to 27.5%. An additional $6 million cost overrun facility was established by Enbridge to cover costs that resulted from unexpected poor results from injection well drilling. The additional investment by Enbridge will increase their ownership in USG Oregon LLC based on running a project financial model and determining what percentage of the forecasted project income will be allocated to Enbridge to arrive at a predetermined rate of return for the additional investment. Current estimates of the ownership assuming that all of the investment is used for drilling shows that Enbridge could own up to 44% of the subsidiary. The model will be rerun after all of the variables have been fixed which is anticipated to be in the 4th quarter of 2012 to set the final ownership ratios between the two parties.

In August 2010, USG Nevada LLC (a wholly owned subsidiary) entered into agreements with Benham Companies, LLC (subsidiary of Science Applications International Corporation) for the initial project loan needed to construct the 9.0 net megawatt power plant for Phase I of the San Emidio project in northwest Nevada.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2012, the Company held investments of $369,316 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended September 30, 2012, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing a power purchase contracts that exceed 20 year periods for the power plant currently in production and scheduled to go into production. This type of arrangement will be the model for power purchase contracts planned for future power plants.

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

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2012 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2012. There have been no material changes in the risk factors during the quarter ended September 30, 2012.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 14, 2012	By: /s/ Daniel J. Kunz
Daniel J. Kunz
Chief Executive Officer

Date: November 14, 2012
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