Form 10-Q
period 2013-03-31
US GEOTHERMAL INC
filed 2013-05-13
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 10, 2013
Common stock, par value	101,516,764
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the First Quarter Ended March 31, 2013

INDEX

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s annual report on Form 10-KT for the nine months ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
March 31, 2013

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	March 31, 2013	December 31, 2012

ASSETS

Current:
Cash and cash equivalents	$16,467,454	$12,908,779
Restricted cash (note 3)	2,995,000	2,995,000
Trade accounts receivable	2,271,055	3,296,890
Grant proceeds receivable (note 4)	40,113,741	42,884,200
Other current assets	827,826	839,104
Total current assets	62,675,076	62,923,973

Investment in equity securities (note 5)	45,886	65,551
Operating security deposit for Power Purchase Agreement	1,426,700	1,426,700
Property, plant and equipment, net of accumulated depreciation (note 6)	159,496,835	160,589,254
Intangible assets, net of accumulated amortization (note 7)	15,428,298	15,490,618

Total assets	$239,072,795	$240,496,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$712,704	$1,481,959
Construction accounts payable	1,521,342	1,122,746
Related party accounts payable	6,092	3,391
Convertible loan payable (note 10)	2,125,000	-
Construction loan payable (note 11)	333,334	1,000,000
Retention payable (note 16)	5,119,939	8,089,704
Current portion of capital lease obligations (note 9)	45,962	45,278
Current portion of construction loans payable (note 11)	1,576,342	1,576,342
Total current liabilities	11,440,715	13,319,420

Long-term Liabilities:
Convertible loan payable (note 10)	-	2,125,000
Long-term portion of capital lease obligations (note 9)	57,272	69,039
Construction loans payable, less current portion (note 11)	102,467,951	102,124,167
Total long-term liabilities	102,525,223	104,318,206

Total liabilities	113,965,938	117,637,626

Commitments and Contingencies (note 16)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at March 31, 2013 and December 31, 2012 were: 101,516,764)	101,516	101,516

Additional paid-in capital	99,584,212	99,524,850
Accumulated other comprehensive loss	(23,609)	(3,944)
Accumulated deficit	(31,456,627)	(32,845,150)
	68,205,492	66,777,272

Non-controlling interests (note 17)	56,901,365	56,081,198
Total stockholders’ equity	125,106,857	122,858,470

Total liabilities and stockholders’ equity	$239,072,795	$240,496,096

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended March 31,

	2013	2012

Plant Revenues:
Energy sales	$6,988,660	$1,057,092
Energy credit sales	98,330	101,995
Total plant operating revenues	7,086,990	1,159,087

Plant Expenses:
Plant production expenses	1,326,081	72,888
Well repairs and maintenance	-	1,449,821
Depreciation and amortization	1,658,400	698,153
Total plant operating expenses	2,984,481	2,220,862

Net Income (Loss) from Plant Operations	4,102,509	(1,061,775)

Expenses (Income):
Corporate administration	292,240	178,939
Professional and management fees	299,381	112,163
Salaries and wages	564,488	205,750
Stock based compensation	59,362	304,131
Travel and promotion	50,505	33,356
Leases and well testing	162,009	25,020
Interest expense	480,102	-
Other (income) expenses	(40,657)	494,724
Total expenses (income)	1,867,430	1,354,083

Net Income (Loss) Before Income Tax Expense	2,235,079	(2,415,858)

Net Income Tax (note 8):
Income taxes	853,800	-
Effect of net deferred tax assets	(853,800)	-
Net income taxes	-	-

Net Income (Loss) Before Net Income (Loss) Attributable to U.S. Geothermal, Inc.	2,235,079	(2,415,858)

Net (income) loss attributable to the non-controlling interests	(846,556)	772,135

Net Income (Loss) Attributable to U.S. Geothermal Inc.	1,388,523	(1,643,723)

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	(19,665)	31,551

Comprehensive Income (Loss) Attributable to U.S. Geothermal Inc.	$1,368,858	$(1,612,172)

Basic Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$0.01	$(0.02)
Diluted Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$0.01	$(0.02)

Weighted Average Number of Shares Outstanding for Basic Calculations	101,516,764	85,016,732
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	122,568,560	85,016,732

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended March 31,

	2013	2012

Operating Activities:
Net Income (Loss)	$2,235,079	$(2,415,858)
Adjustments to reconcile net income (loss) to total cash provided (used) by operating activities:
Depreciation and amortization	1,688,787	717,240
Stock based compensation	59,362	304,131
Loss on disposal of water rights	-	548,701
Net changes in:
Trade accounts receivable, operating	1,025,835	1,107,060
Accounts payable and accrued liabilities	(766,554)	(1,549,918)
Prepaid expenses and other	11,279	(697,804)
Total cash provided (used) by operating activities	4,253,788	(1,986,448)

Investing Activities:
Purchases of property, plant and equipment	(555,814)	(6,908,345)
Proceeds from ITC cash grant receivable	1,051,243	-
Total cash provided (used) by investing activities	495,429	(6,908,345)

Financing Activities:
Issuance of share capital, net of share issuance costs	-	58,961
Proceeds received from non-controlling interest	7,460	6,755,572
Distributions to non-controlling interest	(33,849)	(31,267)
Principal payments on notes payable	(1,153,070)	-
Principal payments on capital lease	(11,083)	(3,278)
Total cash provided (used) by financing activities	(1,190,542)	6,779,988

Increase (Decrease) in Cash and Cash Equivalents	3,558,675	(2,114,805)

Cash and Cash Equivalents, Beginning of Period	12,908,779	6,547,856

Cash and Cash Equivalents, End of Period	$16,467,454	$4,433,051

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$398,596	$20,131,980
Construction and development paid directly with construction loans	203,866	13,604,604
Capitalized accrued interest	-	772,661
Property and equipment costs reduced by settlement agreement	2,142,658	-
Grants receivable used to decrease construction costs	1,719,216	-

Other Items:
Interest paid	481,718	1,748

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013 and the Nine Months Ended December 31, 2012
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2012	85,080,445	$85,080	$93,475,298	$(31,530,306)	$23,002	$49,764,445	$111,817,519

Stock issued under At Market Issuance Sales agreement and a registered direct offering agreement (note 12)	16,436,319	16,436	5,413,551	-	-	-	5,429,987
Equity contributions and note conversion by non-controlling interest Oregon USG Holdings LLC (note 17)		-	-	-	-	7,005,785	7,005,785
Distributions to non-controlling interest entity	-	-	-	-	-	(88,209)	(88,209)
Stock compensation	-	-	636,001	-	-	-	636,001
Unrealized loss on investment	-	-	-	-	(26,946)	-	(26,946)
Net loss	-	-	-	(1,314,844)	-	(600,823)	(1,915,667)

Balance at December 31, 2012	101,516,764	101,516	99,524,850	(32,845,150)	(3,944)	56,081,198	122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(33,849)	(33,849)
Stock compensation	-	-	59,362	-	-	-	59,362
Unrealized loss on investment	-	-	-	-	(19,665)	-	(19,665)
Net income (unaudited)	-	-	-	1,388,523	-	846,556	2,235,079

Balance at March 31, 2013 (unaudited)	101,516,764	$101,516	$99,584,212	$(31,456,627)	$(23,609)	$56,901,365	$125,106,857

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2013
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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-KT.

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

Raft River Energy I LLC (“RREI”), a 100% owned subsidiary prior to July 1, 2006, was recorded from July 1, 2006 through March 31, 2011 under the equity method after the addition of a controlling partner for additional project financing. The Company has determined that effective April 1, 2011, RREI should be fully consolidated and a non-controlling interest recognized for the remaining investment value of RREI’s other member. The change was warranted due to circumstances and conditions that affected the control of the entity (See Note 17 for details).

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on use of the funds. At March 31, 2013, $9.0 million in funds were deposited at PNC Bank and unavailable for immediate corporate needs. Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts, accordingly. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of March 31, 2013 and December 31, 2012, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables expected to be received from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received which may be less than the total amounts requested on the actual grant applications. Therefore, no allowance accounts are considered to be necessary for receivables from grants at March 31, 2013 and December 31, 2012.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At March 31, 2013, the Company’s total cash balance, excluding money market funds, was $18,460,774, and bank deposits amounted to $18,478,730. The difference was due to outstanding checks and deposits. Of the bank deposits, $17,383,414 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $997,980 and were not subject to deposit insurance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment and when circumstances/events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. The most recent assessment was performed based upon financial conditions and assumptions as of December 31, 2012, and there have not been any significant changes in financial conditions and assumptions subsequent to that assessment date. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2012, they were not included in the calculation of the loss per share because their inclusion would have been considered anti-dilutive. Both basic and diluted were presented for the calculation of the income per share for the three months ended March 31, 2013. Total common stock equivalents on a fully diluted basis at March 31, 2013 and 2012 were 122,768,560 and 97,906,612; respectively.

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

Renewable Energy Credits (“RECs”)
Currently, the Company operates three plants that produce renewable energy that creates a right to a REC. The Company earns one REC for each megawatt hour produced from the geothermal power plant. The Company considers the RECs to be an inventory item held for sale, and outputs that are an economic benefit obtained directly through the operation of the plants. The Company does not currently hold any RECs for our own use. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At Raft River Energy I LLC, each REC is certified by the Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales. At all three plants, title for the RECs pass during the same month as energy sales. As a result, costs associated with the sale of RECs are not segregated on the statement of operations.

Revenue Source
All of the Company’s operating revenues (energy sales and energy credit sales) originate from energy production from its interests in geothermal power plants located in the states of Idaho, Oregon and Nevada.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements, and no pronouncements were determined to have a significant impact on the financial statements that have not been disclosed in prior reporting periods.

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	March 31,	December 31,
Agency	2013	2012

Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
U.S. Department of Energy – Construction Loan Bond	2,125,000	2,125,000

	$2,995,000	$2,995,000

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

NOTE 4 – GRANT PROCEEDS RECEIVABLE

USG Nevada LLC
The Company submitted an application on July 17, 2012, to the United States Department of Treasury for an ITC cash grant for approximately $11.70 million. During the review process, the Company reduced the requested amount to $10.65 million to expedite the collection of the undisputed amount. The reduced (undisputed) amount of the requested funds was collected in November 2012. In March 2013, the remaining cash grant balance of $1.05 million, for items included in the original submission, was received from the Treasury. The total proceeds from this grant offset the construction costs of the new power plant located in San Emidio, Nevada that was placed into service for financial reporting purposes on September 1, 2012. As of March 31, 2013, all proceeds due under this cash grant had been received.

USG Oregon LLC
The Company submitted an application for an ITC cash grant (“ITC grant”) to the United States Department of Treasury in the first quarter of 2013 and submitted an application to Oregon Department of Energy for a Business Energy Tax Credit (“BETC”) for qualified construction purchases related to the project located at Neal Hot Springs, Oregon. Proceeds on the ITC grant request were expected to total $35,520,000, based upon an estimated amount of qualified expenditures. This amount was reduced by 8.7% to $32,749,541 by the federal sequestration. The Company expects to receive $7,364,200 from the BETC program and has based this estimate upon approved expenditures and rates as stated on the Final Conditional Certificate received on December 31, 2012 from the Oregon Department of Energy, and was completed after the plant inspection that was conducted in February 2013. To complete the sale of the BETC credit, the Company must obtain a pass through partner. These receivable amounts reflect the Company’s estimate of the total eligible costs that have been incurred prior to year end. The estimated net proceeds from the grants have been used to offset the construction costs of the power plant. The Neal Hot Springs, Oregon plant became commercially operational on November 16, 2012. All of the proceeds are expected to be collected in the calendar year ended December 31, 2013.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of Alterra Power Corp, a publicly traded renewable energy company) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized losses	(22,355)
Foreign exchange losses	(609)
Fair value at December 31, 2012	65,551

Net unrealized losses	(18,293)
Foreign exchange losses	(1,372)
Fair value at March 31, 2013	$45,886

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended March 31, 2013, the remaining balance of the ITC cash grant related to previously disputed expenditures of approximately $1.05 million was collected. On February 15, 2013, the Company signed a settlement agreement with SAIC (the general contractor and construction loan holder) that reduced the construction liability including construction cost and accrued interest by approximately $2.14 million for the San Emidio, Nevada project. These items reduced the carrying cost of the new San Emidio plant in the current reporting period.

Property, plant and equipment, at cost, are summarized as follows:

	March 31,	December 31,
	2013	2012
Land	$1,603,509	$1,603,509
Power production plant	158,482,959	159,795,806
Grant proceeds for power plants	(52,965,236)	(54,684,452)
Wells	66,650,807	66,619,604
Grant proceeds for wells	(2,487,773)	(2,487,773)
Furniture and equipment	1,404,410	1,356,143
	172,688,676	172,202,837

Less: accumulated depreciation	(16,117,744)	(14,491,277)
	156,570,932	157,711,260
Construction in progress	2,925,903	2,877,994

	$159,496,835	$160,589,254

The Company capitalized interest costs as a component of the Neal Hot Springs and San Emidio projects as follows:

	For the Three Months Ended March 31,
	2013	2012
Total interest expense incurred	$481,769	$574,901
Capitalized interest	-	573,426

Depreciation expense charged to plant operations and administrative expenses for the following the three months ended March 31, 2013 and 2012 was $1,626,467 and $667,472; respectively.

Changes in Construction in Progress are summarized as follows:

		For the Nine
	For the Three	Months Ended
	Months Ended	December 31,
	March 31, 2013	2012
Beginning balances	$2,877,994	$145,987,128
Development/construction	47,909	64,564,914
Grant reimbursements and rebates	-	(55,244,491)
Transfers into production	-	(152,429,557)
Ending balances	$2,925,903	$2,877,994

Construction in Progress, at cost, consisted of the following projects/assets by location are as follows:

	March 31,	December 31,
	2013	2012
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$750,493
Unit II, well construction	2,102,168	2,100,862
	2,852,661	2,851,355
Neal Hot Springs, Oregon:
Wells	73,242	26,639

	$2,925,903	$2,877,994

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized by project location as follows:

	March 31,	December 31,
	2013	2012
In operation:
San Emidio, Nevada:
Geothermal water and mineral rights	$4,825,220	$4,825,220
Less: accumulated amortization	(827,467)	(765,147)
	3,997,753	4,060,073

Inactive:
Raft River, Idaho:
Surface water rights	146,342	146,342
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Surface water rights	451,299	451,299

Neal Hot Springs, Oregon:
Geothermal water and mineral rights	625,337	625,337

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,073)	(430,073)
	11,430,545	11,430,545

	$15,428,298	$15,490,618

Amortization expense charged to plant operations during the three months ended March 31, 2013 and 2012 was $62,320 and $49,768; respectively.

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2013	$120,630
2014	160,840
2015	160,840
2016	160,840
2017	160,840

$763,990

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

At March 31, 2013, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $10,561,000 (December 31, 2012 - $11,109,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at March 31, 2013 and December 31, 2012. During the quarter ended March 31, 2013, the Company engaged a tax matters consultant to evaluate the value and timing of adjusting the deferred tax valuation allowance. The Company anticipates that any tax obligations will be fully offset by the utilization of prior reserved deferred tax benefits for the year ended December 31, 2013.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets*:
Net operating loss carry forward	$12,774,000	$12,608,000
Stock based compensation	1,640,000	1,532,000

Deferred tax liabilities*:
Depreciation and amortization	(3,853,000)	(3,031,000)
Net deferred income tax asset	10,561,000	11,109,000
Deferred tax asset valuation allowance	(10,561,000)	(11,109,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	2013	2012
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	-	(2.0)
Net effective tax rate	38.2%	36.2%

At March 31, 2013, the Company had net income tax operating loss carry forwards of approximately $33,439,000 ($34,829,000 in December 31, 2012), which expire in the years 2023 through 2033. The change in the allowance account from December 31, 2012 to March 31, 2013 was a decrease of $548,000 for the anticipated deferred tax allocations based on 2013 income. The difference of $305,800 between the effect on deferred income tax of $853,800 and the decrease in net deferred income tax asset of $548,000 consisted of the deflating effect of $858,800 from the current period book to income tax depreciation and the inflating effect of $553,000 from the change in estimated effective tax rate.

At December 31, 2013, Raft River Energy I LLC has a book-to-tax difference of $35.7 million due to the acceleration of intangible drilling costs and depreciation. By contract, 99% percent of this book-to-tax difference has been allocated to the non-controlling interest and would not be available to the consolidated group to offset future tax liabilities.

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the nine months ended December 31, 2012 and the fiscal years ended March 31, 2012 and 2011, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the nine months ended December 31, 2012 and the fiscal years ended March 31, 2012 and 2011 could be subject to agency examinations as of December 31, 2012. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

The scheduled future lease payments for the three contracts are presented as follows:

Capital Leases
Years ending December 31,	Amounts
2013	$50,997
2014	50,997
2015	8,500
Total future payments	110,494

Less: imputed interest portion	(7,260)
$103,234

Allocation of capital lease obligations:
Current portion	$45,962
Long-term portion	57,272
$103,234

At March 31, 2013, the net book value of the equipment under capital lease amounted to $116,211 ($155,000, less $38,789 accumulated amortization).

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with the other equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and will accrue interest at a rate of 4.75% per annum. The loan balance plus accrued interest will convert to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014. Conversion events include the collection of grant funds by the Project. The converted balance would increase Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. In April 2013, the grant funds were collected and the note balance and all accrued interest is considered to be due; therefore, the loan balance of $2,125,000 is considered to short-term at March 31, 2013. See note 18.

NOTE 11 – CONSTRUCTION NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (the “Loan Guarantee”) to construct its planned power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. Future advances covered by the Loan Guarantee will carry interest at a rate of 0.375% per annum over the U.S. Treasury bill rate of comparable maturities as of the date of each advance. All advances will be made under the Future Advance Promissory Note (“the Note”) dated February 23, 2011. The maximum principal amount of the Note is approximately $93.8 million. No advances may be made under the Note after July 31, 2013. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. The estimated current portion of the loan balance at March 31, 2013 was $866,342.

Loan advances and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
	74,433,439
Interest paid by loan	1,085,854

Loan balance at March 31, 2013	$75,519,293

Based upon the terms of applicable agreements and expected conditions that may impact some of those terms, the estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
December 31,	Payments
2013	$866,342
2014	3,402,000
2015	3,421,000
2016	3,421,000
2017	3,421,000
Thereafter	60,987,951

$75,519,293

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. Interest accrued on the outstanding balance at 9.5% per annum. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC. The settlement agreement reduced the construction cost and accrued interest liability incurred under the construction loan agreement from approximately $31.1 million to $29,525,000. The agreement defines the remaining liability as consisting of three components. The first component is a $1.0 million non-interest bearing note to be repaid in three monthly payments of $333,333 beginning February 28, 2013. The second component is a $2 million obligation that is to be repaid in quarterly installments of $119,382, including interest at 7.0% per annum to begin July 31, 2013. The third component is a balloon payment of $26,525,000 due upon obtaining long-term permanent financing. At March 31, 2013, the loan balances totaled $28,858,334 ($27,815,000 long-term, $710,000 calculated short term portion and $333,334 short-term note). Since the long-term financing agreement for the major component of the obligation has not been finalized, a 5 year maturities schedule was not presented. The long-term replacement loan is expected be repaid over up to a 25 year term, plus interest incurred at approximate annual interest rate between 7.0% and 7.5%.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On December 21, 2012, the Company issued 11,810,816 common stock shares at $0.37 under a registered direct offering agreement with Kuhns Brothers Securities Corporation and collected $4,087,802, net of broker fees and other costs of $282,200.

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

NOTE 13 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2013, the Company can issue stock option grants totaling up to 15,227,515 shares. Options are granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. Effective April 1, 2007, all grants are stated in U.S. dollars. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At March 31, 2013, the Company had 10,239,625 options granted and outstanding.

On August 24, 2012, the Company granted 2,917,000 stock options to employees exercisable at a price of $0.31 until August 24, 2017.

The following table reflects the summary of stock options outstanding at March 31, 2012 and changes during for the nine months ended December 31, 2012, and the three months ended March 31, 2013:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2012	7,975,125	$1.38	$0.70	$5,613,510
Forfeited/Expired	(652,500)	2.41	0.71	(460,975)
Exercised	-	-	-	-
Granted	2,917,000	0.31	0.16	453,774
Balance outstanding, December 31, 2012	10,239,625	0.91	0.55	5,606,309
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, March 31, 2013	10,239,625	$0.91	$0.55	$5,606,309

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Three Months	Nine Months
	Ended March 31,	Ended December
	2013	31, 2012
Dividend yield	0	0
Expected volatility	65-70%	65-70%
Risk free interest rate	0.19-0.33%	0.19-0.33%
Expected life (years)	3.17	3.17

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at March 31, 2013:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.22	1,465,000	0.13	1,465,000	$1,786,417
1.78	95,000	0.49	95,000	81,172
0.92	1,704,625	1.15	1,704,625	1,204,713
1.58	68,000	1.48	68,000	26,435
0.86	1,300,000	2.45	1,300,000	752,207
0.83	2,590,000	3.18	2,590,000	1,269,100
0.60	100,000	3.45	100,000	36,072
0.31	2,917,000	4.40	1,458,500	226,888
$ 0.91	10,239,625	2.63	8,781,125	$5,383,004

The following table summarizes information about the stock options outstanding at December 31, 2012:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.22	1,465,000	0.63	1,465,000	$1,786,417
1.78	95,000	0.74	95,000	81,172
0.92	1,704,625	1.40	1,704,625	1,204,713
1.58	68,000	1.73	68,000	26,435
0.86	1,300,000	2.70	1,300,000	752,207
0.83	2,590,000	3.43	2,590,000	1,269,100
0.60	100,000	3.70	75,000	27,054
0.31	2,917,000	4.65	729,250	113,444
$ 0.91	10,239,625	2.80	8,026,875	$5,260,542

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2012 and changes during the nine months ended December 31, 2012, and the three months ended March 31, 2013 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2012	1,345,000	$0.82	$0.49
Granted	2,917,000	0.31	0.16
Vested	(2,049,250)	0.64	0.37
Forfeited/Expired	-	-	-
Nonvested, December 31, 2012	2,212,750	0.31	0.16
Granted	-	-	-
Vested	(754,250)	0.32	0.16
Forfeited/Expired	-	-	-
Nonvested, March 31, 2013	1,458,500	$0.31	$0.16

As of March 31, 2013, there was $56,356 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at March 31, 2013 and 2012 was $59,362 and $225,276; respectively.

Stock Compensation Plan (Restricted Shares)

On September 10, 2010, the Company granted officers, directors and select employees 705,000 common shares that will be distributed in three six-month vesting periods. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting periods. After vesting, there are no restrictions on the shares. On March 10, 2011, the 705,000 common shares were issued to the recipients and held by the Company. All of these shares were considered to be issued and outstanding. On March 11, 2011, 235,000 common shares vested valued at $0.99 per share, and the shares were released to the qualified recipients. On September 11, 2011, 235,000 common shares vested valued at $0.60 per share and the shares were released to the qualified recipients. The final 235,000 shares valued at $0.58 vested and were released on March 11, 2012.

Stock Purchase Warrants

At March 31, 2013, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price

September 16, 2015	246,285	$1.250	4,104,757	$1.250
May 31, 2017	255,721	0.437	-	-
December 21, 2017	-	-	5,905,408	0.50

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of March 31, 2013 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$997,980	$997,980	$-	$-
Investment in equity securities	45,886	-	45,886	-
	$1,043,866	$997,980	$45,886	$-

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

NOTE 15 - RELATED PARTY TRANSACTIONS

At March 31, 2013 and December 31, 2012 the amounts of $6,093 and $2,087; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees in the amounts of $30,000 for both the three months ended March 31, 2013 and 2012.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the three months ended March 31, 2013 and 2012, of $13,983 and $19,502; respectively.

BLM Lease Agreements

The Company believes that it is in compliance with all of the following lease terms.

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

Raft River Energy I LLC
The Company has entered into several lease contracts for approximately 1,298 acres of land and geothermal water rights located in the Raft River area located in Southern Idaho. The contracts expire from March 2013 to December 2033. The contracted lease payments are scheduled for $31,287 for the year ended December 31, 2013.

Office Lease
The Company exercised its one-year renewal option in January 2013. The lease payments are due in monthly installments of $6,535. The Company incurred total office lease expenses under the current contract and the prior contract for three months ended March 31, 2013 and 2012, totaled $19,606 and $19,035; respectively.

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
December 31,	Amount

2013	$150,231
2014	98,375
2015	98,462
2016	96,570
2017	60,397
Thereafter	551,424

Power Purchase Agreements

Raft River Energy I LLC
The Company signed a power purchase agreement with Idaho Power Company for sale of power generated from its joint venture Raft River Energy I LLC. The Company also signed a transmission agreement with Bonneville Power Administration for transmission of electricity from this plant to Idaho Power, and from the Phase Two plants to other purchasers. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new 25 year contract signed in December of 2011 that sets the new set rate at $89.70 per megawatt hour with a 1% annual escalation rate. The new contract allows for a maximum of 71,300 megawatt hours annually. Upon declaration of commercial operation under the PPA, an Operating Security Deposit of $1,426,700 is required to be maintained at NV Energy for the full term of the PPA. During the year ended December 31, 2012, the Company paid a security bond of $1,426,700 under the terms of this agreement.

USG Oregon LLC
In December of 2009, the Company’s subsidiary (USG Oregon LLC), signed a power purchase agreement with Idaho Power Company for the sale of power generated by the Neal Hot Springs, Oregon project. The agreement has a term of 25 years and provides for the purchase of power up to 25 megawatts (22 megawatt planned annual average output level). Beginning 2012, the flat energy price is $96 per megawatt hour. The price escalates annually by 3.9% in the initial years and by 1.0% during the latter years of the agreement. The approximate 25-year levelized price is $117.65 per megawatt hour.

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The plan requires the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $10,096 and $9,478 for the three months ended March 31, 2013 and 2012, respectively.

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At March 31, 2013, the retention payable balance was $5,119,939. Currently, management does not have any performance concerns on these contracts.

NOTE 17 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	March 31,	December 31,
	2013	2012

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$411,663	$404,434
Oregon USG Holdings LLC interest held by Enbridge Inc.	33,926,434	33,078,744
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	22,563,268	22,598,020
	$56,901,365	$56,081,198

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% under the existing agreement. The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. After the initial contributions noted above, the Company and Enbridge have made additional capital contributions of $462,616 and $13,877,000; respectively. The impact of the additional contributions to the profit and loss allocation percentages could increase Enbridge’s ownership to 44%. The actual non-controlling ownership interest has not been determined, but has been estimated between 30% and 40%. For the three months ended March 31, 2013, the profit and loss allocation rate of 35% was utilized that was based upon an estimate of the expected ownership percentage after the contribution levels and other terms of the new ownership agreement are finalized. Prior to January 1, 2013, the allocation rate of 20% was used that was based upon the terms of the initial agreement.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of the Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At fiscal year end, the Company had contributed approximately $17.9 million in cash and property, and RREI has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. For income tax purposes, Raft River I Holdings, LLC receives a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which will be distributed 99% to Raft River I Holdings, LLC and 1% to the Company during the first 10 years of production. During the initial years of operations, Raft River I Holdings, LLC will receive a larger allocation of cash distributions.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Raft River I Holdings LLC. The full results of Raft River Energy I LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between the RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the quarter ended March 31, 2013, RREI made payments on the loan of $258,410. The balance of the loan at March 31, 2013 was $1,934,490. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 18 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through May 13, 2013, which is considered to be the issuance date. The following events were identified for disclosure.

Cash Grant Proceeds and Convertible Loan Agreement
On April 3, 2013, USG Oregon LLC collected a payment of $32,749,541 from the U.S. Department of Treasury. The cash grant is for the Specified Energy Property in Lieu of Tax Credits program related to the Neal Hot Springs geothermal power plant under Section 1603, Division B of the American Recovery and Reinvestment Act of 2009. Under the terms of the convertible loan agreement with Oregon USG Holdings, LLC and Enbridge Inc. (see note 10 for details), the collection of the grant funds by the Project is one of the conversion events; therefore, the convertible loan for $2,125,000 became due in April 2013. Management is currently making arrangements with Enbridge Inc. to satisfy the obligation.

Retirement and Replacement of CEO
On April 22, 2013, the Company announced that the founder, director and Chief Executive Officer Daniel Kunz will retire as chief executive and a member of the Board of Directors. Dennis Gilles was named by the Board as his successor as Chief Executive Officer. Under a succession plan, Mr. Kunz will serve as a consultant providing advisory services for one year to ensure a smooth transition.

El Ceibillo Project
On April 30, 2013, the Company announced that its wholly owned subsidiary, U.S. Geothermal Guatemala S.A. started drilling a test/development well. The well location was selected based upon two geophysical surveys that were completed in January and February 2013.

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
  impact of environmental and other governmental regulation, including delays in obtaining permits or ongoing impacts of the sequester;
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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statement for the period ended March 31, 2013 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the Toronto Stock Exchange under the symbol “GTH” and on the NYSE MKT LLC under the trade symbol “HTM.”

For the three months ended March 31, 2013, the Company was focused on:

1)	Commissioning and operating the Neal Hot Springs power plant in Oregon;
2)	Operating the Phase I San Emidio power plant in Nevada;
3)	Operating the Raft River Unit I power plant in Idaho;
4)	Negotiating long term financing for the San Emidio Phase I power plant and for a potential future Phase II, and discussing development funding for Phase III;
5)	Conducting negotiations on a power purchase agreement and discussions with potential equity partners for the El Ceibillo project in Guatemala;
6)	Conducting geophysical surveys, starting on-site development and planning the drilling program at El Ceibillo; and
7)	The evaluation of potential new geothermal projects.

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
(2)

As part of the financing package for Unit I of the Raft River project, we have contributed $16.5 million in cash and approximately $1.4 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project.

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
El Ceibillo Phase I	Guatemala	100%	25	4th Quarter 2015	$135	MOU
El Ceibillo Phase II	Guatemala	100%	25	TBD	TBD	MOU
San Emidio Phase II	Nevada	100%	11	2nd Quarter 2015	$55	NV Energy
San Emidio Phase III	Nevada	100%	17.2	TBD	$100	TBD
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
Raft River (Unit II)	Idaho	100%	26	TBD	$134	TBD
Raft River (Unit III)	Idaho	100%	32	TBD	$166	TBD

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	TBD
Granite Creek	Nevada	100%	TBD

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(ºF)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8	275-302	127.0	4,500-6,000	Binary
San Emidio	35.8	289-305	64.0	1,500-3,000	Binary
Neal Hot Springs	9.6	311-347	50.0	2,500-3,000	Binary
Gerlach	5.6	338-352	18.0	2,000-3,000	Binary
Granite Creek	3.8	TBD	TBD	TBD	Binary
El Ceibillo	38.6	410-446	50.0	1,800-TBD	Steam

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. A 22 net megawatt power plant, consisting of three separate, 7.33 net megawatt modules, has been constructed and is undergoing commissioning. The facility achieved commercial operation under the terms of the power purchase agreement on November 16, 2012. Generation from the facility during the first quarter of 2013 totaled 46,159 megawatt-hours.

The new plant was designed and constructed by Industrial Builders Inc. pursuant to the Engineering-Procurement-Construction Agreement (“EPC”) and by TAS Energy pursuant to the Equipment Supply Agreement (“ESA”) contractor (TAS Energy). The plant consists of three separate, air cooled power modules rated at 7.33 megawatts each, and is designed to deliver approximately 22 megawatts of power net to the grid on an annual average basis. Physical construction of the total project under the EPC agreement is complete and commissioning under the terms of the ESA is underway.

On May 27, 2012, the Company was notified by the EPC contractor that mechanical completion was achieved on the first of the three units. On June 28, 2012, the construction contractor provided notice of mechanical completion for the second of the three modules and on July 31, 2012 notice of mechanical completion was received for the third power plant module. All three units continued to undergo commissioning and tuning operations during the current quarter. All three modules received upgraded bearings in the turbine gearbox, swirl brakes were installed behind each of the three module’s turbine wheels, and the silencers were replaced on each module. These modifications were first identified at the Company’s San Emidio project and were implemented at Neal Hot Springs to address unwanted vibration.

Subsequent to the quarter ended March 31, 2013, during plant testing at simulated summer conditions (high ambient temperature), it was determined that the turbine/gearbox had higher than acceptable vibration under specific conditions. At the direction of TAS Energy, the turbine manufacturer installed a dampening bearing on the Unit 2 module, which appears to have resolved the vibration issue related to summer operating conditions. Both Units 1 and 3 are in the process of having the dampening bearing installed. The modifications are expected to be finished by mid-May. Additional testing on all three Units is scheduled to take place during the second quarter 2013 to confirm the repairs.

On February 26, 2009, the Company submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The $96.8 million loan represents 67% of the total project cost which is now estimated to be $143.6 million for the project, a $14.6 million increase from the previous estimate. The DOE loan is a combined construction and 22 year term loan. The annual interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan and is estimated to be 2.616% as an aggregate rate of the individual draws that occurred through March 31, 2013.

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

$2,478,000 of the $6.0 million contingency fund was used and the balance may be returned to Enbridge thereby adjusting the final Enbridge ownership. The project now has 100% of the required production and injection capacity drilled and proven. Enbridge and the Company expect to finalize the ownership percentages during the second quarter 2013.

As of March 31, 2013, ten draws totaling $74.4 million have been made upon the DOE loan, which has annual interest rates between 2.396% and 2.997%. The project received a $32.75 million cash grant under Section 1603 Specified Energy Property in Lieu of Tax Credits from the Treasury Department. The cash grant, originally approved at $35.4 million, was subject to an 8.7% reduction due to Federal sequestration. The planned use of the grant proceeds is to: 1) fund cash reserves required by the DOE loan terms at the project level, 2) pay down approximately $13.5 million on the DOE loan and 3) use the balance to reimburse equity investors.

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

After a long term flow test of the reservoir was completed in January 2011, a computerized numerical reservoir model was constructed on March 24, 2011 by the Company’s consulting reservoir engineer, and after review, the DOE’s independent reservoir engineer issued a reservoir certificate on March 31, 2011. The final reservoir report and certificate confirmed that the reservoir is able to sustain the production necessary for the completed 22 megawatt project from the existing four production wells. During the second quarter 2013, four production wells (NHS-1, NHS-2, NHS-5, and NHS-8) are providing up to 12,000 gpm of geothermal fluid to the power plant at an average inlet temperature of 287°F. Four large diameter injection wells (NHS-3, NHS-4, NHS-11, and NHS-13) and two slim-hole injection wells (NHS-10, and NHS-6,) are in use for injection of the cooled fluid exiting the power plant. To evaluate the performance of the geothermal reservoir, a colorimetric tracer test program was initiated on January 10, 2013 with separate tracers introduced in to the three largest injection wells. Tracer testing helps map the subterranean flow of geothermal fluid through the reservoir, and between production and injection wells. Sampling the four production wells for the tracers extended for over 60 days. Data from the test will be incorporated into the numerical reservoir model and an updated forecast will be completed.

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

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting average price for the year 2012 of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions. Power generated during 2013 will be paid at an average price of $99.00 per megawatt-hour.

San Emidio, Nevada
The new Phase I power plant at San Emidio achieved commercial operation on May 25, 2012. During the quarter ended March 31, 2013, the plant achieved 94.6% availability and generated an average of 9.4 net megawatts per hour. Power production totaled 19,157 megawatt-hours for the quarter.

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

On November 9, 2011, the Company’s wholly owned subsidiary, USG Nevada LLC, entered into a bridge loan agreement with Ares Capital Corporation. The bridge loan monetized the Section 1603 ITC cash grant associated with the new Phase I power plant at San Emidio. The loan agreement provided for borrowing of up to 90% of the total expected cash grant and consisted only of a single funding of $7.5 million. The funds were drawn from a loan facility that included commercial terms for the payment of interest and associated fees. An application for an $11.65 million ITC cash grant was submitted to the United States Department of the Treasury on July 17, 2012, and on November 14, 2012 the Treasury issued $10.65 million of the requested ITC cash grant amount. $7.78 million was paid to Ares Capital to satisfy the bridge loan facility, with the remaining $2.87 million paid to USG Nevada LLC. In March 2013, the remaining cash grant balance of $1.05 million, for items included in the original submission, was received from the Treasury.

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

The total capital cost of the Phase I repower was $29.5 million, with Phase II estimated at approximately $55 million and Phase III approximately $100 million. We expect that approximately 75% of the Phase II and Phase III development may be funded by project loans, with the remainder funded through equity financing.

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction contract for the San Emidio Phase I power plant. SAIC’s design-build subsidiary, SAIC Energy, Environment & Infrastructure LLC, constructed the 9.0 net megawatt power plant. TAS Energy of Houston, Texas supplied a modular power plant to the project. Phase I achieved mechanical completion in December 2011, and following performance testing of the power plant, which began in early May 2012, achieved commercial operation on May 25, 2012. Commissioning was extended due to a series of mechanical issues related to the use of an innovative configuration of proven technology that include defective capacitors, the mechanical failure of the 2,500 horsepower process pump, excessive vibration in the turbine gear box, and failure of the silencer. The SAIC provided its services under a fixed price contract that included financial guarantees for the original completion date and power output of the plant. Discussions with the SAIC are complete and Substantial Completion under the SAIC contract was achieved February 21, 2013. The Phase I plant completed its capacity testing during the quarter, and as a result of the capacity test exceeding the design output, the plant was up rated to 9.0 net annual average megawatts per hour from the design point basis of 8.6 megawatts. A final settlement agreement was executed as part of the Substantial Completion and included a fixed total construction loan payable to the EPC Contractor of $29.5 million. A long term permanent loan is currently under negotiation with a lender, and is expected to close in the third quarter of 2013. The Company expects to use the long term loan to repay the SAIC construction loan.

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

Raft River, Idaho
During the quarter ended March 31, 2013, Raft River Unit I operated at 97.7% availability and generated an average of 9.32 net megawatts per hour. Power production totaled 19,670 megawatt-hours during the quarter. For the 2012 calendar year, the plant averaged 8.6 net megawatts of generation with 98.7% availability.

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

The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data and monitoring support totaling $816,877. Eight solar powered seismic stations were installed in June 2010 to provide a base line of seismic data and will be used to monitor potential impacts from the test. Construction is complete on the injection pipeline that extends from the Unit I power plant to well RRG-9. A detailed, 3-D magnetotelluric survey was completed during the fourth quarter of 2010.

Subsequent to the end of the quarter March 31, 2013, four, 300 foot deep seismic monitoring wells were completed in the area around RRG-9 and geophones installed. Background seismic monitoring will be conducted for approximately two weeks prior to starting the first phase of injection using cooled brine from the power plant.

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

An initial development of a 25 megawatt (Phase I), flash steam power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

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

Two geophysical surveys were completed during the quarter. Subsequent to the quarter ended December 31, 2012, preparations for the commencement of site work started with the construction of a temporary office and fencing on the plant site. Two geophysical surveys, a VES survey and a gravity survey, have been contracted and are expected to be complete by the end of March. A plan and budget for an exploration slim hole of up to 1,000 meters deep has been developed. Results from the geophysical surveys will be used to select a location for the well to target the potential production zone.

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

Operating Results

For the three months ended March 31, 2013, the Company reported net income attributable to the Company of $1.4 million ($0.01 income per share) which represented a $3.0 million favorable increase from the net loss of $1.6 million reported in the same period in 2012 ($0.02 loss per share). The primary difference related to the profit generated by the Company’s three power plants. Other notable favorable variances were reported in stock based compensation and other income/expenses. Notable unfavorable variances were reported in corporate administration, professional and management fees, salaries and related compensation, interest expense, and leases and well testing.

Plant Operations
During the three months ended March 31, 2013, the Company’s energy production revenues and related operating costs originated from three power plants that were fully operational for the entire quarter. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) began commercial operations on November 16, 2012.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Three Months Ended March 31,
	2013		2012
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	4,197,252	60.1	-	-
San Emidio, Nevada	1,726,927	24.7	-	-
Raft River, Idaho	1,064,481	15.2	1,057,092	100.0
	6,988,660	100.0	1,057,092	100.0

%* - represents the percentage of total plant energy sales.

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
The Neal Hot Springs plant began producing power in the quarter ended December 31, 2012 and was considered to be commercially operational on November 16, 2012. The three months ended March 31, 2013, was the plant’s first full quarter of operations.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

			Ave.	Net	Depreciation
	Kilowatt	Energy	Rate per	Operating	&
	Hours x	Sales	Kilowatt-	Income	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
December 31, 2012	23,256	2,320,867	0.0887	1,590,005	256,670
March 31, 2013	46,137	4,197,252	0.0906	2,899,708	779,298

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)
For the three months ended March 31, 2013, the San Emidio plant reported net operating profit of $896,883 which was a favorable increase of $1,373,555 from the operating loss of $476,672 (288.2% increase) reported in the same period in 2012. In the quarter ended March 31, 2012, the new plant was under construction and no operating revenues were being generated. All of the costs directly associated with the construction effort were capitalized. The new plant became commercially operational on May 25, 2012. During the quarter ended March 31, 2013, the plant produced the highest amount of energy revenues and kilowatt hours ($1,726,927 energy sales; 19,228,121 kilowatt hours) than any other quarter in operating history of USG Nevada LLC.

The largest variance in operating costs for the three months ended March 31, 2013 and 2012 was reported in employee compensation. For the three months ended March 31, 2013, plant salaries and related costs were $258,969 which was an increase of $215,733 (499.0% increase) from the same period in 2012. The majority of the activities (over 85% of the employee’s time) during the three months ended March 31, 2012 were related to plant construction, and were capitalized. During the current quarter, the Company collected a $226,860 refund on property taxes related to an error in the 2012 tax year assessment.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended March 31,
	2013		2012		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	1,726,927	100.0	-	-	1,726,927	#
Energy credit sales	-	-	(6,124)	-	6,124	100.0
	1,726,927	100.0	(6,124)	-	1,733,051	#

Plant expenses:
Operations	485,613	28.1	281,422	-	(204,191)	(72.6)
Depreciation and amortization	407,060	23.6	189,126	-	(217,934)	(115.2)
	892,673	51.7	470,548	-	(422,125)	(89.7)

Operating income (loss)	834,254	48.3	(476,672)	-	1,310,926	275.0
Other income	12	0.0	-	-	(699)	#

Net income	834,266	48.3	(475,961)	-	1,310,227	275.3

%* -	represents the percentage of total plant operating revenues.
%** -	represents the percentage of change from 2012 to 2013. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# -	variance percentage that is extremely high or undefined.

The percentage of total plant operating revenues was not presented since the plant was not operational during the three months ended March 31, 2012.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

				Net
			Ave.	Operating	Depreciation
	Kilowatt	Energy	Rate per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
March 31, 2011	5,656	600,702	0.1062	(61,083)	299,010
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,876	210,366
December 31, 2011 (1)	3,291	361,876	0.1100	(433,861)	206,522
March 31, 2012 (1)	-	-	-	(475,961)	189,126
June 30, 2012 (2)	5,465	427,931	0.0776	(8,748)	181,333
September 30, 2012	8,280	745,494	0.0897	101,103	253,429
December 31, 2012	16,231	1,459,078	0.0900	(223,412)	416,091
March 31, 2013	19,228	1,726,927	0.0903	834,254	407,060

(1)	- The old power plant ceased operations on December 12, 2011, to facilitate the transfer of operations to the new power plant.

(2)	- The new power plant became commercially operational on May 25, 2012. The plant produced power at a lower “test rate” in May and at the full contract rate of .08975 per kilowatt hour in June.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
Net income from Raft River Energy I LLC (“RREI”) operations of $67,620 for the three months ended March 31, 2013, increased favorably by $764,309 from the operating loss of $696,689 the reported in the same period in 2012. In May 2011, the repairs of wells RRG-2 and RRG-7 began under the Repair Service Agreement (“RSA”) between the two members. The repairs were completed in January 2012, and the plant produced at expected levels for both the three months ended March 31, 2013 and 2012. Therefore, the operating revenues and production levels were consistent for the two periods. The major difference related to the amount of repair costs incurred and the grant proceeds received related to some of those repairs. During the three months ended March 31, 2012, RREI incurred repair costs (primarily to the two wells noted above) that exceeded $475,000. In addition to lower repair costs incurred in the three months ended March 31, 2013, RREI collected two grant awards related to the well repairs that totaled $217,594, which offset repair costs.

The summarized statements of operations for RREI are as follows:

	Three Months Ended March 31,
	2013		2012		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,064,481	91.5	1,057,091	90.7	7,390	0.7
Energy credit sales	98,330	8.5	108,119	9.3	(9,789)	(9.1)
	1,274,255	100.0	1,165,210	100.0	(2,399)	(0.2)

Plant expenses:
General operations	636,562	54.7	1,353,072	116.1	716,510	53.0
Depreciation and amortization	472,040	40.6	509,027	43.7	36,987	7.3
	1,108,602	95.3	1,862,099	159,.8	753,497	40.5

Operating income (loss)	54,209	4.7	(696,889)	(59.8)	751,098	107.8

Other income	13,411	1.2	200	0.0	13,211	#

Net income (loss)	67,620	5.8	(696,689)	(59.8)	764,309	109.7

%* -	represents the percentage of total plant operating revenues.
%** -	represents the percentage of change from 2012 to 2013. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# -	variance percentage that is extremely high or undefined.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Kilo-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours x	Sales	Kilowatt-	(Loss)*	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
March 31, 2011	16,898	914,457	0.0541	321,507	514,300
June 30, 2011	14,144	651,059	0.0487	(1,986,673)	510,367
September 30, 2011	14,562	942,111	0.0673	(489,767)	508,968
December 31, 2011	17,888	1,159,245	0.0670	(965,553)	508,405
March 31, 2012	19,639	1,057,091	0.0557	(696,689)	509,027
June 30, 2012	15,999	765,255	0.0503	(805,286)	507,783
September 30, 2012	17,836	1,176,107	0.0681	2,348	505,560
December 31, 2012	21,170	1,398,218	0.0679	154,752	505,559
March 31, 2013	19,675	1,064,481	0.0561	67,620	472,040

*	- Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Corporate Administration
For the three months ended March 31, 2013, the Company incurred corporate administration costs of $292,240, which was an increase of $113,301 (63.3% increase) from the same period in 2012. The increase was, primarily, due to insurance and stock exchange filing fee costs. During the three months ended March 31, 2012, a large portion of the insurance costs (over $90,000) were allocated to the Neal Hot Springs and the San Emidio projects. The filing fee costs increased $57,736 (94.9% increase) from the three months ended March 31, 2012 to the same period ended 2013. The Company raised additional capital by issuing 11,810,816 shares on December 21, 2012 which increased the filing fee costs charged by both exchanges that were expensed in the three months ended March 31, 2013.

Professional and Management Fees
For the three months ended March 31, 2013, the Company incurred professional and management fees of $299,381, which was an increase of $187,218 (166.9% increase) from the same period in 2012. The increase was primarily related to the change in the corporate reporting year end. Many of the legal and audit related costs that had been incurred in quarters ended June 30th in prior years were incurred in the current period ended March 31, 2013. During the current reporting period, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $115,000, $44,000 and $57,000; respectively.

Salaries and Wages
For the three months ended March 31, 2013, the Company reported $564,488 in salaries and related costs, which was an increase of $358,738 (174.4% increase) from the same period in 2012. The increase was due to bonuses awarded and significantly lower amounts of compensation that were allocated to the two major projects. During the current reporting period, the Company paid bonuses that amounted to $171,000.

During the three months ended March 31, 2012, significant portions of the management and development compensation costs were allocated to the Company’s capital projects. Since both projects were substantially completed prior to and operational during the current period, salary cost allocations for both projects decreased significantly.

Management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Three Months Ended March 31,
	2013	2012	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	582,812	522,183	60,629	11.6

Salary and related costs capitalized for the following projects:
USG Nevada LLC (San Emidio Phase I Project)	(7,263)	(248,600)	241,337	97.1
USG Oregon LLC (Neal Hot Springs Project)	(8,935)	(55,914)	46,979	84.0
Small projects	(2,126)	(11,919)	9,793	82.2
	564,488	205,750	358,738	174.4

% - represents the percentage of change from 2012 to 2013.

Stock Based Compensation
For the three months ended March 31, 2013, the Company reported $59,362 in stock based compensation, which was a decrease of $244,769 (80.5% decrease) from the same period in 2012. Stock based compensation includes the calculated values for both Company stock and stock options. The final vesting period of the last stock compensation award occurred in March 2012; therefore there were no stock compensation costs in the current reporting period. The compensation related to the value of the stock options issued to employees was significantly lower in the current period from the same period in 2012 due to the lower market price of the Company’s outstanding stock. The components of the total stock compensation are summarized as follows:

	For the Three Months Ended
	March 31,
	2013	2012	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	59,362	225,276	(165,914)	(55.6)
Stock compensation	-	78,855	(78,855)	(100.0)
	59,362	304,131	(244,769)	(80.5)

Leases and Well Testing
For the three months ended March 31, 2012, the Company reported $162,009 in other leases and well testing expenses, which was an increase of $136,989 (547.5% increase) from the same period in 2012. During the three months ended March 31, 2013, the Company incurred costs for a drill pad and a temporary office building that amounted to $169,409 at Guatemala (U.S. Geothermal Guatemala S.A.). These costs are necessary to start drilling the first test well which began on April 29, 2013. These types of expenditures will continue to be expensed until it is determined that there is a viable project.

Interest Expense
During the three months ended March 31, 2013, the Company reported $480,102 in interest expense from plant construction loans. All of the construction loan interest incurred during the three months ended March 31, 2012 was capitalized as a component of the total construction costs.

Other Income/Expenses
For the three months ended March 31, 2013, the Company reported $40,657 in income in other income/expenses which was a favorable increase of $535,381 (108.2% increase) from the net expense/loss from the same period in 2012. In February 2012, water rights on 2,917 acres leased property in the Granite Creek area located in the State of Nevada were relinquished and removed from intangible assets at their carrying amounts that totaled $548,701. The relinquishment was considered to be a loss that was recognized in the three months ended March 31, 2012.

Net Income/Loss Attributable to the Non-Controlling Interests
The net income/loss attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the three months ended March 31, 2013, the Company reported $846,556 in net income attributable to non-controlling interests, which was an increase of $1,618,691 (209.6% increase) from the net loss reported in the same period ended 2012. The primary reason for the increase was due to the operations of the Neal Hot Springs plant which reported net income of $2,424,647. The impact of the Neal Hot Springs operations on the Company’s reported income attributable to non-controlling entities was an increase of $848,627 from the three months ended March 31, 2012 as compared to the three months ended March 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2013, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2013 are adequate to fund our general operating activities through December 31, 2013. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

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

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on use of the funds. At March 31, 2013, $9.0 million in funds were deposited at PNC Bank and unavailable for immediate corporate needs.

For projects under construction before the end of 2010 and online before the end of 2013, a project can elect to take a 30% investment tax credit (“ITC”) in lieu of the production tax credit (“PTC”). The ITC may be converted into a cash grant within the first 90 days of operation of the plant. Phase I at San Emidio attained commercial operation on May 25, 2012. An application was submitted in July 2012 electing to take the ITC cash grant in lieu of the PTC. The United States Department of Treasury notified the Company that it would allow $10.65 million in cash grant. The cash grant proceeds were received on November 10, 2012 and used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC. An additional $1.05 million of cash grant items were subsequently approved and paid in March 2013. For the Neal Hot Springs project, an application was submitted in the first quarter 2013 electing to take the ITC cash grant, in lieu of the PTC, for approximately $35.9 million from U.S. Treasury and the funds will be used to fund reserves required under the DOE Loan Guarantee Agreement and return funds to our partner in the project, Enbridge. Due to federal sequestration in early 2013, the ITC cash grant amount received in April 2013 was reduced by 8.7% to $32.7 million.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-KT for the nine months ended December 31, 2012, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At March 31, 2013, the Company held investments of $997,980 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended March 31, 2013, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-KT for the nine months ended December 31, 2012. There have been no material changes in the risk factors during the quarter ended March 31, 2013.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: May 13, 2013	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: May 13, 2013
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated April 19, 2013 between U.S. Geothermal Inc. and Dennis J. Gilles (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 19, 2013) Engagement Agreement for Executive Management Advisory Services dated April 19, 2013
10.2	between U.S. Geothermal Inc. and Daniel Kunz & Associates LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 19, 2013)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document