Form 10-Q
period 2013-06-30
US GEOTHERMAL INC
filed 2013-08-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 12, 2013
Common stock, par value	102,094,542
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended June 30, 2013

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s transition report on Form 10-K for the nine months ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

U.S. GEOTHERMAL INC.
________
Consolidated Financial Statements
June 30, 2013

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	June 30, 2013	December 31, 2012

ASSETS

Current:
Cash and cash equivalents (note 2)	$48,282,655	$12,908,779
Restricted cash (note 3)	2,995,000	2,995,000
Trade accounts receivable	1,924,542	3,296,890
Grant proceeds receivable (note 4)	7,364,200	42,884,200
Other current assets	901,768	839,104
Total current assets	61,468,165	62,923,973

Investment in equity securities (note 5)	45,004	65,551
Operating security deposit for Power Purchase Agreement	1,426,700	1,426,700
Property, plant and equipment, net of accumulated depreciation (note 6)	161,850,269	160,589,254
Intangible assets, net of accumulated amortization (note 7)	15,365,938	15,490,618

Total assets	$240,156,076	$240,496,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,212,952	$1,481,959
Construction accounts payable	3,079,722	1,122,746
Related party accounts payable	9,461	3,391
Convertible loan payable (note 10)	2,125,000	-
Construction loan payable (note 11)	-	1,000,000
Retention payable (note 16)	5,245,000	8,089,704
Current portion of capital lease obligations (note 9)	46,672	45,278
Current portion of construction loans payable (note 11)	13,446,479	1,576,342
Total current liabilities	25,165,286	13,319,420

Long-term Liabilities:
Convertible loan payable (note 10)	-	2,125,000
Long-term portion of capital lease obligations (note 9)	45,342	69,039
Construction loans payable, less current portion (note 11)	91,652,500	102,124,167
Total long-term liabilities	91,697,842	104,318,206

Total liabilities	116,863,128	117,637,626

Commitments and Contingencies (note 16)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at June 30, 2013 and December 31, 2012 were: 101,516,764)	101,516	101,516

Additional paid-in capital	99,767,310	99,524,850
Accumulated other comprehensive loss	(24,491)	(3,944)
Accumulated deficit	(32,832,985)	(32,845,150)
	67,011,350	66,777,272

Non-controlling interests (note 17)	56,281,598	56,081,198
Total stockholders’ equity	123,292,948	122,858,470

Total liabilities and stockholders’ equity	$240,156,076	$240,496,096

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Plant Revenues:
Energy sales	$4,886,839	$1,193,185	$11,875,498	$2,250,277
Energy credit sales	86,237	87,764	184,567	189,759
Total plant operating revenues	4,973,076	1,280,949	12,060,065	2,440,036

Plant Expenses:
Plant production expenses	2,309,007	1,297,532	3,634,963	2,786,693
Depreciation and amortization	1,651,842	660,835	3,310,242	1,392,536
Total plant operating expenses	3,960,849	1,958,367	6,945,205	4,179,229

Net Income (Loss) from Plant Operations	1,012,227	(677,418)	5,114,860	(1,739,193)

Expenses (Income):
Corporate administration	204,557	270,553	496,868	449,492
Professional and management fees	432,190	263,538	731,350	375,701
Salaries and wages	553,655	313,017	1,118,143	518,767
Stock based compensation	204,390	162,975	263,753	467,106
Travel and promotion	68,559	48,321	119,214	81,677
Leases and well testing	414,377	93,125	576,386	118,145
Interest expense	1,123,883	-	1,604,185	-
Other (income) expenses	(22,757)	(1,790)	(63,492)	492,934
Total expenses (income)	2,978,854	1,149,739	4,846,407	2,503,822

Net Income (Loss) Before Income Tax Expense	(1,966,627)	(1,827,157)	268,453	(4,243,015)

Net Income Tax Expense (note 8):
Income taxes	-	-	102,500	-
Effect of net deferred tax assets	-	-	(102,500)	-
Net income tax expense	-	-	-	-

Net Income (Loss) Before Net Income (Loss) Attributable to U.S. Geothermal, Inc.	(1,966,627)	(1,827,157)	268,453	(4,243,015)

Net (income) loss attributable to the non- controlling interests	590,268	896,287	(256,288)	1,668,422

Net Income (Loss) Attributable to U.S. Geothermal Inc.	(1,376,359)	(930,870)	12,165	(2,574,593)

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	(882)	(24,996)	(20,547)	6,555

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(1,377,241)	$(955,866)	$(8,382)	$(2,568,038)

Basic Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$(0.01)	$(0.01)	$0.00	$(0.03)
Diluted Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$(0.01)	$(0.01)	$0.00	$(0.03)

Weighted Average Number of Shares Outstanding for Basic Calculations	101,516,764	87,890,014	101,516,764	86,453,373
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	122,654,045	100,834,602	122,611,539	100,262,575

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Six Months Ended June 30,
	2013	2012

Operating Activities:
Net Income (Loss)	$268,453	$(4,243,015)
Adjustments to reconcile net income (loss) to total cash provided by operating activities:
Depreciation and amortization	3,371,177	1,427,696
Stock based compensation	263,753	467,106
Loss on disposal of water rights	-	548,700
Net changes in:
Trade accounts receivable, operating	1,372,348	2,347,359
Accounts payable and accrued liabilities	(284,230)	(1,513,556)
Prepaid expenses and other	(62,664)	(8,757)
Total cash provided by operating activities	4,928,837	(974,467)

Investing Activities:
Purchases of property, plant and equipment	(618,662)	(7,177,767)
Proceeds from ITC cash grants receivable	33,800,784	-
Cash received from consolidation of subsidiary	-	592,330
Cash restricted by regulating agencies	-	(75,000)
Purchase of PPA Security Bond	-	(1,426,700)
Total cash provided (used) by investing activities	33,182,122	(8,087,137)

Financing Activities:
Issuance of share capital, net of share issuance costs	-	1,058,386
Contributions from non-controlling interest	7,460	10,080,901
Distributions to non-controlling interest	(63,348)	(63,703)
Principal payments on notes payable	(2,658,892)	-
Principal payments on capital lease	(22,303)	(25,682)
Total cash provided (used) by financing activities	(2,737,083)	11,049,902

Increase in Cash and Cash Equivalents	35,373,876	1,988,298

Cash and Cash Equivalents, Beginning of Period	12,908,779	6,269,459

Cash and Cash Equivalents, End of Period	$48,282,655	$8,257,757

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$1,956,976	$2,277,599
Construction and development paid directly with construction loans	2,355,316	47,870,884
Net assets and liabilities received from consolidation of subsidiary	-	45,386,103
Equipment purchased with capital leases	-	155,000
Capitalized accrued interest	-	1,697,754
Property and equipment costs reduced by settlement agreement	2,142,658	-
Grants receivable used to decrease construction costs	1,719,216	-

Other Items:
Interest paid	1,105,950	2,645

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMALINC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six MonthsEnded June 30, 2013 and the Nine MonthsEnded December31, 2012
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2012	85,080,445	$85,080	$93,475,298	$(31,530,306)	$23,002	$49,764,445	$111,817,519

Stock issued under At Market Issuance Sales agreement and a registered direct offering agreement (note 12)	16,436,319	16,436	5,413,551	-	-	-	5,429,987
Equity contributions and note conversion by non-controlling interest Oregon USG Holdings LLC (note 17)		-	-	-	-	7,005,785	7,005,785
Distributions to non-controlling interest entity	-	-	-	-	-	(88,209)	(88,209)
Stock compensation	-	-	636,001	-	-	-	636,001
Unrealized loss on investment	-	-	-	-	(26,946)	-	(26,946)
Net loss	-	-	-	(1,314,844)	-	(600,823)	(1,915,667)

Balance at December 31, 2012	101,516,764	101,516	99,524,850	(32,845,150)	(3,944)	56,081,198	122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(63,348)	(63,348)
Stock compensation	-	-	242,460	-	-	-	242,460
Unrealized loss on investment	-	-	-	-	(20,547)	-	(20,547)
Net income (unaudited)	-	-	-	12,165	-	256,288	268,453

Balance at June 30, 2013 (unaudited)	101,516,764	$101,516	$99,767,310	$(32,832,985)	$(24,491)	$56,281,598	$123,292,948

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
June 30, 2013
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. Geothermal Inc. was incorporated on February 26, 2002 in the State of Idaho. The Company constructs, manages and operates power plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States of America.

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Transition Report on Form 10-K for the nine months ended December 31, 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on use of the funds. At June 30, 2013, $45.2 million in funds were deposited at PNC Bank and unavailable for immediate corporate needs.Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2013 and December 31, 2012, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables expected to be received from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received which may be less than the total amounts requested on the actual grant applications. Therefore, no allowance accounts are considered to be necessary for receivables from grants at June 30, 2013 and December 31, 2012.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At June 30, 2013, the Company’s total cash balance, excluding money market funds, was $1,518,490, and bank deposits amounted to $1,944,007. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $971,007 was not covered by or was in excess of FDIC insurance guaranteed limits. At fiscal year end, the Company’s money market funds invested in government backed securities totaled $49,745,451 and were not subject to deposit insurance.

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

Intangible Assets

All costs directly associated with the acquisition of geothermal and surface water rights are capitalized as intangible assets. These costs are amortized over their estimated utilization period. There are several factors that influence the estimated utilization periods as well as underlying fair value that include, but are not limited to, the following:

-	contractual expiration terms of the right,
-	contractual terms of an associated revenue contract (i.e., PPA’s),
-	compliance with utilization and other requirements, and
-	hierarchy of other right holders who share the same resource.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Both basic and diluted were presented for the calculation of the income per share for the periods that reported income. Stock equivalents were not included in the calculation for the periods that reported losses since their inclusion would be considered anti-dilutive. Total common stock equivalents on a fully diluted basis at June 30, 2013 and 2012 were 122,340,811 and 101,400,536; respectively.

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

Revenue

Revenue Recognition

Energy Sales
The energy sales revenue is recognized when the electrical power generated by the Company’s power plants is delivered to the customer who is reasonably assured to be able to pay under the terms defined by the Power Purchase Agreements (“PPAs”).

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

NOTE 3 – RESTRICTED CASH

The Company maintains cash balances that are restricted under Letter of Credit covenants for State and Federal well bonding requirements. These bonds renew on an annual basis. Restricted cash balances and explanations of the nature of the restrictions are summarized as follows:

	June 30,	December 31,
Agency	2013	2012
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond – Gerlach Geothermal	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
U.S. Department of Energy – Construction Loan Bond	2,125,000	2,125,000

	$2,995,000	$2,995,000

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

NOTE 4 – GRANT PROCEEDS RECEIVABLE

USG Nevada LLC
The Company submitted an application on July 17, 2012, to the United States Department of Treasury for an ITC cash grant for approximately $11.70 million. During the review process, the Company reduced the requested amount to $10.65 million to expedite the collection of the undisputed amount. The reduced (undisputed) amount of the requested funds was collected in November 2012. In March 2013, the remaining cash grant balance of $1.05 million, for items included in the original submission, was received from the Treasury. The total proceeds from this grant offset the construction costs of the new power plant located in San Emidio, Nevada that was placed into service for financial reporting purposes on September 1, 2012. As of June 30, 2013, all proceeds due under this cash grant had been received.

USG Oregon LLC
The Company submitted an application for an ITC cash grant (“ITC grant”) to the United States Department of Treasury in the first quarter of 2013 and submitted an application to Oregon Department of Energy for a Business Energy Tax Credit (“BETC”) for qualified construction purchases related to the project located at Neal Hot Springs, Oregon. Proceeds collected on the ITC grant request totaled $32,749,541, which was reduced by the 8.7% federal sequestration. The Company expects to receive $7,364,200 from the BETC program and has based this estimate upon approved expenditures and rates as stated on the Final Conditional Certificate received on December 31, 2012 from the Oregon Department of Energy, and was completed after the plant inspection that was conducted in February 2013.

To complete the sale of the BETC credit, the Company must obtain a pass through partner. The Company has retained a marketing consultant to secure the pass through partner, with a potential broker fee of 5% of tax credits sold. These receivable amounts reflect the Company’s estimate of the total eligible grant (excluding possible fees) that are expected prior to year end. The estimated net proceeds from the grants have been used to offset the construction costs of the power plant. The Neal Hot Springs, Oregon plant became commercially operational on November 16, 2012. All of the proceeds are expected to be collected in the calendar year ended December 31, 2013.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of Alterra Power Corp, a publicly traded renewable energy company) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized losses	(22,355)
Foreign exchange losses	(609)
Fair value at December 31, 2012	65,551

Net unrealized losses	(17,553)
Foreign exchange losses	(2,994)
Fair value at June 30, 2013	$45,004

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended June 30, 2013, additional costs of approximately $3.8 million were incurred at the Neal Hot Springs, Oregon project. These costs were necessary to reach substantial and final completion of the three power units and the facility.

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

Property, plant and equipment, at cost, are summarized as follows:

	June 30,	December 31,
	2013	2012
Land	$1,603,509	$1,603,509
Power production plant	162,214,485	159,795,806
Grant proceeds for power plants	(52,965,236)	(54,684,452)
Wells	66,650,807	66,619,604
Grant proceeds for wells	(2,487,773)	(2,487,773)
Furniture and equipment	1,444,370	1,356,143
	176,460,162	172,202,837

Less: accumulated depreciation	(17,737,774)	(14,491,277)
	158,722,388	157,711,260
Construction in progress	3,127,881	2,877,994

	$161,850,269	$160,589,254

The Company capitalized interest costs as a component of the Neal Hot Springs and San Emidio projects as follows:

	For the Six Months Ended June 30,
	2013	2012
Total interest expense incurred	$1,604,185	$1,700,399
Capitalized interest	-	1,697,754

Depreciation expense was charged to plant operations and general expenses for the following periods:

	June 30,
	2013	2012

Three months ended	$1,620,030	$670,251
Six months ended	3,246,497	1,337,723

Changes in Construction in Progress are summarized as follows:

		For the Nine
	For the Six Months	Months Ended
	Ended June 30,	December 31,
	2013	2012
Beginning balances	$2,877,994	$145,987,128
Development/construction	249,887	64,564,914
Grant reimbursements and rebates	-	(55,244,491)
Transfers into production	-	(152,429,557)
Ending balances	$3,127,881	$2,877,994

Construction in Progress, at cost, consisted of the following projects/assets by location are as follows:

	June 30,	December 31,
	2013	2012
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$750,493
Unit II, well construction	2,109,840	2,100,862
	2,860,333	2,851,355
Neal Hot Springs, Oregon:
Wells	267,548	26,639

	$3,127,881	$2,877,994

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, at cost, are recapped by project location as follows:

	June 30,	December 31,
	2013	2012
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$-
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(889,828)	(765,147)
	4,560,729	4,060,073

Inactive:
Raft River, Idaho:
Surface water rights	146,342	146,342
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Surface water rights	451,299	451,299

Neal Hot Springs, Oregon:
Geothermal water and mineral rights	-	625,337

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,073)
	10,805,209	11,430,545

	$15,365,938	$15,490,618

Amortization expense was charged to plant operations for the following periods:

	June 30,
	2013	2012

Three months ended	$62,361	$40,206
Six months ended	124,681	89,978

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2013	$124,722
2014	249,444
2015	249,444
2016	249,444
2017	249,444

$1,122,498

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

At June 30, 2013, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $9,149,500 (December 31, 2012 - $11,109,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2013 and December 31, 2012. For the current period ended June 30, 2013, the Company has recognized the net deferred income tax asset to extent of impact from current book earnings. During the six months ended June 30, 2013, the Company engaged a tax matters consultant to evaluate the value and timing of adjusting the deferred tax valuation allowance. The Company anticipates that any tax obligations will be fully offset by the utilization of prior reserved deferred tax benefits for the year ended December 31, 2013.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets*:
Net operating loss carry forward	$13,202,000	$12,608,000
Stock based compensation	1,709,000	1,532,000

Deferred tax liabilities*:
Depreciation and amortization	(5,659,000)	(3,031,000)
Net deferred income tax asset	9,252,000	11,109,000

Estimated deferred tax asset recognized and utilized in current period	(102,500)	-
Deferred tax asset valuation allowance	(9,149,500)	(11,109,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	2013	2012
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	-	(2.0)
Net effective tax rate	38.2%	36.2%

At June 30, 2013, the Company had net income tax operating loss carry forwards of approximately $34,559,000 ($34,829,000 in December 31, 2012), which expire in the years 2023 through 2033. The change in the allowance account from December 31, 2012 to June 30, 2013 was a decrease of $1,959,500 for the anticipated deferred tax allocations based on 2013 income.

The change in the allowance account is summarized as follows:

	For the Six	For the Nine
	Months Ended	Months Ended
	June 30,	December 31,
	2013	2012

Change in net operating loss	$588,920	$3,976,000
Change in estimated effective tax rate	129,000	-
Net change in difference between book and tax stock compensation costs	181,860	230,000
Estimated deferred tax asset recognized and utilized in current period	(102,500)	-
Change in period book to income tax depreciation	(2,756,780)	(2,499,000)

	$(1,959,500)	$1,707,000

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

NOTE 9 - CAPITAL LEASE OBLIGATIONS

Effective May 10, 2012, the Company entered into two capital lease obligations for the purchase of a boom lift and a telehandler from Caterpillar Financial Services Corporation. The boom lift contract is payable in 36 monthly payments of $1,094 that began on June 11, 2012 and has an effective annual interest rate of 5.985% . The telehandler contract is payable in 36 monthly payments of $3,155 that began on June 11, 2012 and has an effective annual interest rate of 6.14% . Both contracts with Caterpillar Financial Services Corporation have bargain purchase options at the end of the contracts scheduled for May 2015.

The scheduled future lease payments for the three contracts are presented as follows:

Capital Leases
Years ending December 31,	Amounts
2013	$25,499
2014	50,997
2015	21,249
Total future payments	97,745

Less: imputed interest portion	(5,731)
$92,014

Allocation of capital lease obligations:
Current portion	$46,672
Long-term portion	45,342
$92,014

At June 30, 2013, the net book value of the equipment under capital lease amounted to $104,575 ($155,000, less $50,425 accumulated amortization).

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with our equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and will accrue interest at a rate of 4.75% per annum. The loan balance plus accrued interest will convert to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014, if unpaid. Conversion events include the failure to obtain the Section 1603 ITC cash grant funds by the Project. The converted balance would increase Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. In April 2013, the grant funds were collected and the note balance and all accrued interest is considered to be due; therefore, the loan balance of $2,125,000 is considered short-term at June 30, 2013. See Note 18.

NOTE 11 – CONSTRUCTION NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (the “Loan Guarantee”) to construct its planned power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. Future advances covered by the Loan Guarantee will carry interest at a rate of 0.375% per annum over the U.S. Treasury bill rate of comparable maturities as of the date of each advance. All advances will be made under the Future Advance Promissory Note (“the Note”) dated February 23, 2011. The maximum principal amount of the Note is approximately $93.8 million. No advances may be made under the Note after July 31, 2013. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. A contractual principal payment of $11,870,137 is scheduled for August 2013, as a part of the ITC Cash Grant distribution. The estimated principal portion of the loan balance based upon scheduled monthly payments through June 30, 2014 will amount to $866,342.

Loan advances and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
	76,788,755
Interest paid by loan	1,587,522

Loan balance at June 30, 2013	$78,376,277

Based upon the terms of applicable agreements and expected conditions that may impact some of those terms, the estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
December 31,	Payments
2013	$12,736,479
2014	3,402,000
2015	3,421,000
2016	3,421,000
2017	3,421,000
Thereafter	51,974,798
$78,376,277

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. Interest accrued on the outstanding balance at 9.5% per annum. On February 15, 2013, USG Nevada LLC signed a second settlement agreement with SAIC. The settlement agreement reduced the construction cost and accrued interest liability incurred under the construction loan agreement from approximately $31.1 million to $29,525,000. The agreement defined the remaining liability as consisting of three components. The first component was a $1.0 million non-interest bearing note that was paid in full by June 30, 2013. The second component was a $2,000,000 obligation that is to be repaid in quarterly installments of $119,382, including interest at 7.0% per annum to begin July 31, 2013. The third component was a balloon payment of $26,525,000 due upon obtaining long-term permanent financing.

Effective May 1, 2013, the Company’s subsidiary entered into a third credit addendum with SAIC. This addendum superseded the prior credit addendum and replaced the third component of obligation with a new aggregate indebtedness that totaled $26,350,000. The new obligation consisted of two components. The first component of $1,350,000 was paid in full as of the effective date of third credit addendum.

The remaining portion of $25,000,000 is a note incurs interest at 10% per annum, which will be repaid beginning on the effective date of the third addendum in 7 monthly installments of $300,000 through November 1, 2013. With the remaining principal of the obligation due in full on November 15, 2013. At June 30, 2013, the loan balance totaled $26,722,702 ($26,012,702 long-term, plus $710,000 short term). Since the long-term financing agreement for the major component of the obligation has not been finalized, a 5 year maturities schedule was not presented. The long-term replacement loan is expected be repaid over up to a 25 year term, plus interest incurred at approximate annual interest rate between 6.5% and 7.5% .

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six months ended June 30, 2013, the Company did not issue any additional common stock.

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

NOTE 13 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Corporation and advancing the interests of the Corporation. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2013, the Company can issue stock option grants totaling up to 15,227,515 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2013, the Company had 10,018,250 options granted and outstanding.

On August 24, 2012, the Company granted 2,917,000 stock options to employees exercisable at a price of $0.31 until August 24, 2017.

The following table reflects the summary of stock options outstanding at March 31, 2012 and changes during for the nine months ended December 31, 2012, and the six months ended June 30, 2013:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2012	7,975,125	$1.38	$0.70	$5,613,510
Forfeited/Expired	(652,500)	2.41	0.71	(460,975)
Exercised	-	-	-	-
Granted	2,917,000	0.31	0.16	453,774
Balance outstanding, December 31, 2012	10,239,625	0.91	0.55	5,606,309
Forfeited/Expired	(1,471,375)	2.21	1.22	(1,790,922)
Exercised	-	-	-	-
Granted	1,250,000	0.35	0.27	338,000
Balance outstanding, June 30, 2013	10,018,250	$0.65	$0.41	$4,153,387

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

		Nine Months
	Six Months Ended	Ended December
	June 30, 2013	31, 2012
Dividend yield	0	0
Expected volatility	65-81%	65-70%
Risk free interest rate	0.19-0.81%	0.19-0.33%
Expected life (years)	7.00	3.17

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2013:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.78	95,000	0.24	95,000	$81,172
0.92	1,698,250	0.90	1,698,250	1,200,208
1.58	68,000	1.23	68,000	26,435
0.86	1,300,000	2.20	1,300,000	752,207
0.83	2,590,000	2.93	2,590,000	1,269,100
0.60	100,000	3.20	100,000	36,072
0.31	2,917,000	4.15	1,458,500	226,888
0.35	1,250,000	9.80	312,500	84,500
$ 0.65	10,018,250	3.67	7,622,250	$3,676,582

The following table summarizes information about the stock options outstanding at December 31, 2012:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 2.22	1,465,000	0.63	1,465,000	$1,786,417
1.78	95,000	0.74	95,000	81,172
0.92	1,704,625	1.40	1,704,625	1,204,713
1.58	68,000	1.73	68,000	26,435
0.86	1,300,000	2.70	1,300,000	752,207
0.83	2,590,000	3.43	2,590,000	1,269,100
0.60	100,000	3.70	75,000	27,054
0.31	2,917,000	4.65	729,250	113,444
$ 0.91	10,239,625	2.80	8,026,875	$5,260,542

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2012 and changes during the nine months ended December 31, 2012, and the six months ended June 30, 2013 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2012	1,345,000	$0.82	$0.49
Granted	2,917,000	0.31	0.16
Vested	(2,049,250)	0.64	0.37
Forfeited/Expired	-	-	-
Nonvested, December 31, 2012	2,212,750	0.31	0.16
Granted	1,250,000	0.35	0.27
Vested	(1,066,750)	0.33	0.20
Forfeited/Expired	-	-	-
Nonvested, June 30, 2013	2,396,000	$0.33	$0.20

As of June 30, 2013, there was $253,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at June 30, 2013 and December 31, 2012 was $242,461 and $636,001; respectively.

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

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, will be distributed at the end of a one-year vesting period. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares will be issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000 and the recognized cost through June 30, 2013 was $21,292.

Stock Purchase Warrants

At June 30, 2013, the outstanding broker warrants and share purchase warrants consisted of the following:

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of June 30, 2013 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$49,745,451	$49,745,451	$-	$-
Investment in equity securities	45,004	-	45,004	-
	$49,790,455	$49,745,451	$45,004	$-

* - Money market accounts include both restricted and unrestricted funds.

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.

NOTE 15 - RELATED PARTY TRANSACTIONS

At June 30, 2013 and December 31, 2012 the amounts of $9,461 and $3,391; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees for the six months ended June 30, 2013 and 2012 amounted to $54,000 and $60,000; respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the six months ended June 30, 2013 and 2012, of $49,285 and $66,664; respectively.

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

Office Lease
The Company exercised its one-year renewal option in January 2013. The lease payments are due in monthly installments of $6,535. The Company incurred total office lease expenses under the current contract and the prior contract for six months ended June 30, 2013 and 2012, totaled $39,211 and $38,069; respectively.

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office lease) for the next five fiscal years:

Year Ending
December 31,	Amount
2013	$100,154
2014	98,375
2015	98,462
2016	96,570
2017	60,397
Thereafter	551,424

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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The plan requires the Company to match 25% of the employee’s contribution up to 6%. Subsequent to June 30, 2013, the Company will match 50% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $19,456 and $19,029 for the six months ended June 30, 2013 and 2012, respectively.

Retention Liability on USG Oregon LLC Construction Contracts
The Company signed contracts with several major contractors involved in construction activities for USG Oregon LLC. Contracts for two of these major contractors allow for the Company to retain a portion of incurred costs to guarantee certain performance specifications. The retention levels generally amount to 10% of incurred costs. At June 30, 2013, the retention payable balance was $5,245,000. Currently, management does not have any performance concerns on these contracts.

NOTE 17 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	June 30,	December 31,
	2013	2012

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$409,857	$404,434
Oregon USG Holdings LLC interest held by Enbridge Inc.	34,105,924	33,078,744
Raft River Energy I LLC interest held by Raft River i Holdings, LLC	21,765,817	22,598,020
	$56,281,598	$56,081,198

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% under the existing agreement. The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. After the initial contributions noted above, the Company and Enbridge have made additional capital contributions of $462,616 and $13,877,000; respectively. The impact of the additional contributions to the profit and loss allocation percentages could increase Enbridge’s ownership to 44%. The actual non-controlling ownership interest has not been determined, but has been estimated between 30% and 40%. For the three months ended June 30, 2013, the profit and loss allocation rate of 35% was utilized that was based upon an estimate of the expected ownership percentage after the contribution levels and other terms of the new ownership agreement are finalized. Prior to January 1, 2013, the allocation rate of 20% was used that was based upon the terms of the initial agreement.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between the RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the quarter ended June 30, 2013, RREI made payments on the loan of $258,410. The balance of the loan at June 30, 2013 was $1,934,490. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 18 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 14, 2013, which is considered to be the issuance date. The following events were identified for disclosure:

Final Completion of Neal Hot Springs Project
On August 1, 2013, the Company announced that Final Completion of the 22 megawatt Neal Hot Springs Project has been achieved. The Project also received the final advance under the DOE loan guarantee.

Distribution of Cash Grant Received for the Neal Hot Springs Project and Finalizes the DOE Loan
As previously announced on April 13, 2013, the Company’s subsidiary (USG Oregon LLC) received a cash grant payment of $32,749,541 from the U.S. Department of Treasury for Specified Energy Property under Section 1603, Division B of the American Recovery and Reinvestment Act of 2009.

The cash grant funds have been held in a controlled account established by the U.S. Department of Energy as guarantor of the low interest rate loan provided by the U.S. Treasury's Federal Financing Bank under the DOE's Title XVII loan guarantee program, which was created by the Energy Policy Act of 2005. On August 12, 2013, proceeds of the cash grant were distributed in accordance with the loan agreement, with $11,870,137 of the proceeds being used to prepay the project loan, $11,167,473 of proceeds being used to fund a series of project reserves, and balance of $9,711,930 being distributed as equity to the project owners. After the loan prepayment, the remaining final loan balance is $70.4 million. This loan has 21.5 years remaining with an aggregate fixed interest rate of 2.598% .

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the periods ended June 30, 2013 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended June 30, 2013, the Company was focused on:

1)	Commissioning and operating the Neal Hot Springs power plant in Oregon;
2)	Operating the Phase I San Emidio power plant in Nevada;
3)	Operating the Raft River Unit I power plant in Idaho;
4)	Negotiating long term financing for the San Emidio Phase I power plant and for a potential future Phase II;
5)	Preparing for on-site development and drilling of well OW-12 for San Emidio Phase II;
6)	Conducting discussions with potential equity partners for the El Ceibillo project in Guatemala;
7)	Starting on-site development and drilling well EC-1 at El Ceibillo; and
8)	The evaluation of potential new geothermal projects and acquisition opportunities.

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
El Ceibillo Phase I	Guatemala	100%	25	4th Quarter 2015	$135	MOU
El Ceibillo Phase II	Guatemala	100%	25	TBD	TBD	MOU
San Emidio Phase II	Nevada	100%	11	2nd Quarter 2015	$55	NV Energy
San Emidio Phase III	Nevada	100%	17.2	TBD	$100	TBD
Neal Hot Springs II	Oregon	100%	28	TBD	TBD	TBD
Raft River (Unit II)	Idaho	100%	26	TBD	$134	TBD
Raft River (Unit III)	Idaho	100%	32	TBD	$166	TBD

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	TBD
Granite Creek	Nevada	100%	TBD

Resource Details
			Resource
	Property Size	Temperature	Potential
Property	(square miles)	(º F)	(Megawatts)	Depth (Ft)	Technology
Raft River	10.8	275-302	127.0	4,500-6,000	Binary
San Emidio	35.8	289-305	64.0	1,500-3,000	Binary
Neal Hot Springs	9.6	311-347	50.0	2,500-3,000	Binary
Gerlach	5.6	338-352	18.0	2,000-3,000	Binary
Granite Creek	3.8	TBD	TBD	TBD	Binary
El Ceibillo	38.6	410-491	50.0	1,800-TBD	Steam

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. An annual average 22 net megawatt power plant, consisting of three separate, 7.33 net megawatt modules, has been constructed and is undergoing commissioning. The facility achieved commercial operation under the terms of the power purchase agreement on November 16, 2012. Turbine upgrades made during April and May reduced plant and unit availability during the quarter with 38 days lost by individual modules attributable to this work. Overall plant availability was 72.2% .

Additionally, two months of the quarter (April and May) have reduced power price under the terms of the PPA, and unusually high temperatures adversely impacted power generation. Generation from the facility during the second quarter of 2013 totaled 30,015 megawatt-hours. On June 27, 2013, the Company accepted substantial completion by the EPC contractor of all three of the Neal Hot Springs units.

On May 27, 2012, the Company was notified by the EPC contractor that mechanical completion was achieved on the first of the three units. On June 28, 2012, the construction contractor provided notice of mechanical completion for the second of the three modules and on July 31, 2012 notice of mechanical completion was received for the third power plant module. All three units continued to undergo commissioning and tuning operations during the current quarter. During the quarter, two modules were upgraded by TAS Energy with the installation of a third bearing on the turbine drive train. Installation was completed in mid-May and testing of the modules has confirmed that vibration has been reduced to meet industry standards.

On February 26, 2009, the Company submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The DOE loan is a combined construction and 22 year term loan. The annual interest rate on the loan is set at 37.5 basis points over the current average yield on outstanding marketable obligations of the United States of comparable maturity as determined on each date that a draw is made on the loan and is estimated to be 2.655% as an aggregate rate of the individual draws that occurred through June 30, 2013. Subsequent to the end of the quarter, the DOE loan was closed at final completion, and the construction cost of the project has been set at $128.1 million. Total project cost, including $11.2 million in reserves, was $139.3 million which is $4.3 million less than previously reported, which includes contingency funds unused.

Over the course of the ongoing construction, the budget was increased by $14.6 million in equity contributions by the partners. The first increase of $7.0 million was to cover additional drilling costs and modifications in plant controls and the cooling mechanism. Enbridge Inc., our partner at Neal Hot Springs, provided the additional investment in exchange for increased ownership interest in the project from 20% to a percentage to be calculated based on an agreed upon financial model. A second budget increase of $6 million, also provided by Enbridge Inc., was to establish a contingency fund for potential additional drilling program to complete the well field. Each of the additional investments made by Enbridge Inc. will be subject to calculations that will result in increased ownership interest in the project. Current estimates show that Enbridge could own between 30% and 40% of the project depending on ITC and BETC cash grant sharing. A $3.5 million contingency fund remains unused and is planned to be returned to Enbridge thereby adjusting the final Enbridge ownership. Enbridge and the Company expect to finalize the ownership percentages during the third quarter 2013.

As of June 30, 2013, eleven draws totaling $76.8 million have been made upon the DOE loan, which has annual interest rates between 2.36% and 2.997% . The project received a $32.75 million cash grant under Section 1603 Specified Energy Property in Lieu of Tax Credits from the Treasury Department. The cash grant, originally approved at $35.4 million, was subject to an 8.7% reduction due to Federal sequestration ordered by Congress under the Budget Control Act. The planned use of the grant proceeds is to: 1) fund cash reserves required by the DOE loan terms at the project level, 2) pay down approximately $11.9 million on the DOE loan and 3) use the balance to reimburse equity investors.

In July 2010, the Company applied to the Oregon Department of Energy (“ODOE”) for the Business Energy Tax Credit (“BETC”), which allows an income tax credit for up to $20 million in qualifying capital expenditures for a renewable energy project. On December 31, 2012, ODOE issued a Final Certificate Conditional for the Neal Hot Springs project BETC which can be sold to a pass-through tax partner and monetized at a cash value of $7.36 million. The final certificate was issued on March 1, 2013. It is anticipated that the BETC cash may be available during the second half of 2013.

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

San Emidio, Nevada
The new Phase I power plant at San Emidio achieved commercial operation on May 25, 2012. During the quarter ended June 30, 2013, the plant achieved 91.5% availability and generated an average of 9.0 net megawatts per hour. A planned, spring outage was taken in April for 6.3 days. Power production totaled 18,039 megawatt-hours for the quarter.

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

A final settlement agreement was executed as part of Substantial Completion and included a fixed total construction loan payable to the EPC Contractor of $29.5 million. Prior to Substantial Completion, the Company had paid down the loan balance by $1.0 million in three monthly payments. Upon Substantial Completion, a payment of $1.35 million was made to SAIC, and the construction loan was extended until November 15, 2013 with a balance of $25.0 million carrying an interest rate of 10%. Monthly payments of $300,000 are made under this loan until it is repaid.

Additionally, a $2.0 million, 5 year term, unsecured loan was put in place for the balance of the construction loan. This loan bears interest at 7% and has a payment obligation of $119,382 per quarter. A long term, permanent loan is currently under negotiation with a lender, and is expected to close in the third quarter of 2013. The Company expects to use the long term loan to repay the SAIC construction loan.

The Phase I plant completed its capacity testing during the first quarter, and as a result of the capacity test exceeding the design output, the plant was up rated to 9.0 net annual average megawatts per hour from the design point basis of 8.6 megawatts. Final Completion of the Phase I under the terms of the EPC plant was executed on June 24, 2013.

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

The North Resource Area, planned for our Phase II expansion, has an additional five observation/temperature gradient wells and one production well planned as part of the cost share drilling program. Drilling in the North Resource Area is scheduled to start during the 3rd quarter of 2013.

Raft River, Idaho
During the quarter ended June 30, 2013, Raft River Unit I operated at 89.3% availability and generated an average of 9.32 net megawatts per hour. A planned, spring outage was taken in June for 10 days. The outage was longer than normal to allow the repair and modification of the cooling tower circulating pumps. Power production totaled 17,247 megawatt-hours during the quarter.

The DOE $11.4 million cost-shared, thermal fracturing program began the first stage of injection in June and is planned to continue until September when the second stage is scheduled to begin. Four, 300 foot deep seismic monitoring wells were completed in the area around well RRG-9 and seismic geophones were installed. Background seismic monitoring will be conducted for approximately two weeks prior to starting the first phase of injection using cooled brine from the power plant and will continue through the full program.

If the fracturing program is successful, and permeability is improved to a commercial level, well RRG-9 may be utilized as a production or injection well for the existing Raft River power plant. The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data, and monitoring support totaling $816,877.

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

During the current quarter, site work started with the construction of a temporary office, fencing on the plant site, construction of a drill pad and drilling well EC-1. Well EC-1 was drilled to a total depth of 4,829 feet (1,472 meters) and encountered a bottom hole temperature of 491°F (255°C), with the temperature gradient at the bottom of the hole rising at a rate of 7.1°F/100 Feet (129.1°C/km) . High temperatures in excess of 392°F (>200°C) were encountered in the well beginning at a depth of 2,625 feet (800 meters), which represents a potential high temperature reservoir interval in excess of 2,204 feet (672 meters). Permeability was encountered and a slotted liner capable of supporting production was placed in the well. A preliminary cleanout flow from the well looked favorable and warrants formal testing. Subsequent to the end of the quarter, the flow test equipment has been fabricated and is set up on site. Additional clean out of the well has commenced and a formal flow test will be completed during the 3rd quarter.

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

Operating Results
For the six months ended June 30, 2013, the Company reported net income attributable to the Company of $12,165 ($0.00 income per share) which represented a $2.6 million favorable increase from the net loss of $2.6 million reported in the same period in 2012 ($0.03 loss per share). For the three months ended June 30, 2013, the Company reported net loss attributable to the Company of $1.4 million ($0.01 loss per share) which represented a $445,489 million unfavorable decrease from the net loss of $0.9 million reported in the same period in 2012 ($0.01 loss per share). Generally favorable variances were reported related to the operations of the Company’s three power plants. Notable favorable variances were reported in stock based compensation and other income/expenses. Notable unfavorable variances were reported in professional and management fees, salaries and related compensation, interest expense, and leases and well testing.

Plant Operations
During the six months ended June 30, 2013, the Company’s energy production revenues and related operating costs originated from its fully operational three power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) began commercial operations on November 16, 2012.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Six Months Ended June 30,
	2013		2012
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	6,632,554	55.9	-	-
San Emidio, Nevada	3,355,309	28.2	427,931	19.0
Raft River, Idaho	1,887,635	15.9	1,822,346	81.0
	11,875,498	100.0	2,250,277	100.0

%* - represents the percentage of total Company energy sales.

	For the Three Months Ended June 30,
	2013		2012
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	2,435,303	49.8	-	-
San Emidio, Nevada	1,628,382	33.3	427,931	35.9
Raft River, Idaho	823,154	16.9	765,255	64.1
	4,886,839	100.0	1,193,186	100.0

%* - represents the percentage of total Company energy sales.

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
The Neal Hot Springs plant began producing power in the quarter ended December 31, 2012 and was considered to be commercially operational on November 16, 2012. The quarter ended March 31, 2013, was the plant’s first full quarter of operations. Energy production was down in the current quarter ended June 30, 2013 due to planned maintenance and contractual lower seasonal rates. Turbine upgrades made during April and May of 2013 reduced plant production by approximately 38 days. Overall, plant production was down 34.9% from the prior quarter ended March 31, 2013. Primarily due to the contracted seasonal price reduction, the average rate per kilowatt hour decreased 11.5% from the prior quarter ended March 31, 2013.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

			Ave.	Net	Depreciation
	Kilowatt	Energy	Rate per	Operating	&
	Hours x	Sales	Kilowatt-	Income	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
December 31, 2012	23,256	2,320,867	0.0887	1,590,005	256,670
March 31, 2013	46,137	4,197,252	0.0906	2,899,708	779,298
June 30, 2013	30,016	2,437,303	0.0802	1,011,514	814,434

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)
For the six months ended June 30, 2013, the San Emidio plant reported net profit of $622,323 which was a favorable increase of $1,106,976 from the loss of $484,653 reported in the same period in 2012. For the three months ended June 30, 2013, the San Emidio plant reported net loss of $212,058 which was an unfavorable increase of $203,366 from the operating loss of $8,692 reported in the same period in 2012. The new plant became commercially operational on May 25, 2012; therefore, only small amounts of revenues were earned during testing and the 36 days of operations at the regular rates during the six months ended June 30, 2012. During the quarter ended March 31, 2013, the plant produced the highest amount of energy revenues and kilowatt hours ($1,726,927 energy sales; 19,228,121 kilowatt hours) than any other quarter in operating history of USG Nevada LLC. Production levels in the current quarter decreased slightly (6.2%) from the prior quarter. Overall energy sales for the six months ended June 30, 2013 increased $1,200,451 (280.5% increase) from the same period in 2012.

Since the facility was fully operational for the entire six months of the current reporting period, the associated operating costs increased accordingly. The two major costs areas (excluding depreciation) of employee compensation and plant/well field maintenance increased for the six months ended June 30, 2013 from the same period ended 2012 by the following amounts: $381,005 (352.0% increase) and $371,230 (275.8% increase); respectively. Since the majority of the employees’ time was dedicated to plant construction in the prior reporting period, operation salary costs were significantly lower. In addition to higher routine costs related to maintenance of the plant and well field, the plant was assessed a PEC revenue shortfall charge of $283,000 based upon the low production levels of 2012. Some of these costs could be recovered if the credits can be purchased from another source.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended June 30,
	2013		2012		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	3,355,309	100.0	427,931	101.5	2,927,378	684.1
Energy credit sales	-	-	(6,124)	(1.4)	6,124	100.0
	3,355,309	100.0	421,807	100.0	2,933,502	695.5

Plant expenses:
Operations	1,338,912	39.9	536,767	127.3	(802,145)	(149.4)
Depreciation and amortization	772,374	23.0	370,459	86.6	(401,915)	(108.5)
	2,111,286	62.9	907,226	215.1	(1,204,060)	(132.7)

Operating income (loss)	1,244,023	37.1	(485,419)	(115.1)	1,729,442	356.3

Other income (expense):
Interest expense	(621,712)	(18.5)	-	-	(621,712)	#
Interest income	12	0.0	766	0.2	(754)	(98.4)
	(621,700)	(18.5)	766	0.2	(622,466)	#

Net income (loss)	622,323	18.5	(484,653)	(114.9)	1,106,976	228.4

%* -	represents the percentage of total plant operating revenues.
%** -

represents the percentage of change from 2012 to 2013. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# -	variance percentage that is extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended June 30,
	2013		2012		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	1,628,382	100.0	427,931	100.0	1,200,451	280.5

Plant expenses:
General operations	853,422	52.4	255,345	59.7	(598,077)	(234.2)
Depreciation and amortization	365,314	22.4	181,333	42.3	(183,981)	(101.5)
	1,218,736	74.8	436,678	102.0	(782,058)	(179.1)

Operating income (loss)	409,646	25.2	(8,747)	(2.0)	418,393	#

Other income:
Interest expense	(621,712)	(38.2)	-	-	(621,712)	#
Interest income	8	0.0	55	0.0	(47)	(85.5)
	(621,704)	(38.2)	55	0.0	(621,759)	#

Net income (loss)	(212,058)	13.0	(8,692)	(2.0)	(203,366)	#

%* -	represents the percentage of total plant operating revenues.
%** -

represents the percentage of change from 2012 to 2013. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# -	variance percentage that is extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

				Net
			Ave.	Operating	Depreciation
	Kilowatt	Energy	Rate per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)*	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
June 30, 2011	5,556	623,731	0.1123	(16,818)	246,038
September 30, 2011	4,943	629,582	0.1274	45,876	210,366
December 31, 2011 (1)	3,291	361,876	0.1100	(433,861)	206,522
March 31, 2012 (1)	-	-	-	(475,961)	189,126
June 30, 2012 (2)	5,465	427,931	0.0776	(8,748)	181,333
September 30, 2012	8,280	745,494	0.0897	101,103	253,429
December 31, 2012	16,231	1,459,078	0.0900	(223,412)	416,091
March 31, 2013	19,228	1,726,927	0.0903	834,254	407,060
June 30, 2013	18,039	1,628,382	0.0903	(212,058)	365,314

(1) -	The old power plant ceased operations on December 12, 2011, to facilitate the transfer of operations to the new power plant.
(2) -	The new power plant became commercially operational on May 25, 2012. The plant produced power at a lower “test rate” in May and at the full contract rate of .08975 per kilowatt hour in June.

* -	The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss. The plant’s interest costs are included.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
Net loss from Raft River Energy I LLC (“RREI”) operations of $647,984 for the six months ended June 30, 2013, favorably decreased by $853,991 from the loss of $1,501,975 the reported in the same period in 2012. Net loss from RREI operations of $715,605 for the three months ended June 30, 2013, favorably decreased by $89,681 from the loss of $805,286 reported in the same period in 2012. Both the energy production levels and rates earned in the current six months ended June 30, 2013 were consistent with the same period ended 2012. The main reason for the difference was the repair costs incurred primarily in the first quarter ended March 31, 2012. The repairs of wells RRG-2 and RRG-7 were completed in January 2012. For the six months ended June 30, 2012, repair costs totaled $862,911 which was $740,767 higher than the repair costs incurred for the current six months ended June 30, 2013. An additional factor to the lower repair costs incurred in the six months ended March 31, 2013, was that RREI collected two grant awards related to the well repairs that totaled $217,594, which offset repair costs.

The summarized statements of operations for RREI are as follows:

	Six Months Ended June 30,
	2013		2012		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,887,635	91.5	1,822,346	90.7	65,289	3.6
Energy credit sales	184,566	8.5	195,883	9.3	(11,317)	(5.8)
	2,072,201	100.0	2,018,229	100.0	53,972	2.7

Plant expenses:
General operations	1,683,475	81.2	2,396,639	118.7	713,164	29.8
Depreciation and amortization	944,134	45.6	1,016,810	50.4	72,676	7.1
	2,627,609	126.8	3,413,449	169.1	785,840	23.0

Operating income (loss)	(555,408)	(26.8)	(1,395,220)	(69.1)	839,812	60.2

Other income (expense):
Interest expense	(106,196)	(5.1)	(107,031)	(5.3)	835	0.8
Other and interest income	13,620	0.7	276	0.0	13,344	#
	(92,576)	(4.5)	(106,755)	(5.3)	14,179	13.3

Net income (loss)	(647,984)	(31.3)	(1,501,975)	(74.4)	853,991	56.9

%* -	represents the percentage of total plant operating revenues.
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

	Three Months Ended June 30,
	2013		2012		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	823,153	90.5	765,255	89.7	57,898	7.6
Energy credit sales	86,237	9.5	87,763	10.3	(1,526)	(1.7)
	909,390	100.0	853,018	100.0	(56,372)	6.6

Plant expenses:
General operations	1,103,741	121.4	1,093,817	128.2	(9,924)	(0.9)
Depreciation and amortization	472,094	51.9	507,783	59.5	35,689	7.0
	1,575,835	173.3	1,601,600	187.8	25,765	1.6

Operating income (loss)	(666,445)	(73.3)	(748,582)	(87.8)	82,137	11.0

Other income (expense):
Interest expense	(49,370)	(5.4)	(56,780)	(6.7)	7,410	13.1
Other and interest income	210	0.0	76	0.1	134	176.1
	(49,160)	(5.4)	(56,704)	(6.6)	7,544	13.4

Net income (loss)	(715,605)	(78.7)	(805,286)	(94.4)	89,681	11.1

%* -	represents the percentage of total plant operating revenues.
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

Key quarterly production data for RREI is summarized as follows:

	Kilo-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours x	Sales	Kilowatt-	(Loss)*	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
June 30, 2011	14,144	651,059	0.0487	(1,986,673)	510,367
September 30, 2011	14,562	942,111	0.0673	(489,767)	508,968
December 31, 2011	17,888	1,159,245	0.0670	(965,553)	508,405
March 31, 2012	19,639	1,057,091	0.0557	(696,689)	509,027
June 30, 2012	15,999	765,255	0.0503	(805,286)	507,783
September 30, 2012	17,836	1,176,107	0.0681	2,348	505,560
December 31, 2012	21,170	1,398,218	0.0679	154,752	505,559
March 31, 2013	19,675	1,064,481	0.0561	67,620	472,040
June 30, 2013	17,248	823,153	0.0499	(715,605)	472,094

* -	Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the six months ended June 30, 2013, the Company incurred professional and management fees of $726,350, which was an increase of $350,649 (93.3% increase) from the same period in 2012. For the three months ended June 30, 2013, the Company incurred professional and management fees of $432,190 which was an increase of $168,652 (64.0% increase) from the same period in 2012. In the first quarter ended March 31, 2013, the increase was primarily related to the change in the corporate reporting year end. Many of the legal and audit related costs that had been incurred in quarters ended June 30th in prior years were incurred in the first quarter ended March 31, 2013. During the current quarter ended June 30, 2013, the increase related primarily to the consulting fees paid to the former CEO’s consulting firm of $155,393. During the six months ended June 30, 2013, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $254,000, $114,000 and $65,000; respectively.

Salaries and Wages
For the six months ended June 30, 2013, the Company reported $1,118,143 in salaries and related costs, which was an increase of $599,376 (115.5% increase) from the same period in 2012. For the three months ended June 30, 2013, the Company reported $553,655 in salaries and related costs, which was an increase of $240,638 (76.9% increase) from the same period in 2012. The increase was primarily due to bonuses awarded and due to lower amounts of compensation that were capitalized on the Company’s major projects. During the first quarter of 2013, the Company paid employee bonuses of $171,000. A CEO signing bonus of $150,000 was paid in the second quarter of 2013. During the six months ended June 30, 2013, general employee cost of living pay increases and the net increase in the change in CEO compensation packages resulted in an increase of over $105,000 ($65,000 increase for the three months ended June 30, 2013) from the same period in 2012.

During the six months ended June 30, 2012, significant portions of the management and development compensation costs were allocated to the Company’s capital projects (Neal Hot Springs, Oregon and San Emidio, Nevada – Phases I and II). Since both the Neal Hot Springs and the San Emidio Phase I projects were substantially completed prior to and operational during the current period, salary cost allocations for both projects decreased.

Management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Six Months Ended June 30,
	2013	2012	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	1,580,641	1,171,880	408,761	34.9

Salary and related costs allocated to the following projects:
USG Oregon LLC (Neal Hot Springs Project)	(336,859)	(424,108)	87,249	20.6
USG Nevada LLC (San Emidio Phase I Project)	(43,777)	(117,828)	74,051	62.8
USG Nevada LLC (San Emidio Phase II Project)	(43,548)	(86,364)	42,816	49.6
Development activities in Guatemala	(37,630)	(8,449)	(29,181)	(345.4)
Small projects and plant operations	(684)	(16,364)	15,680	95.8
	1,118,143	518,767	599,376	115.5

% - represents the percentage of change from 2012 to 2013.

	For the Three Months Ended June 30,
	2013	2012	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	764,953	605,371	159,582	26.4

Salary and related costs allocated to the following projects:
USG Oregon LLC (Neal Hot Springs Project)	(144,503)	(203,048)	58,545	28.8
USG Nevada LLC (San Emidio Phase I Project)	(19,933)	(32,590)	12,657	38.8
USG Nevada LLC (San Emidio Phase II Project)	(21,165)	(39,670)	18,505	46.6
Development activities in Guatemala	(25,506)	(8,448)	(17,058)	(201.9)
Small projects and plant operations	(191)	(8,598)	8,407	97.8
	553,655	313,017	240,638	76.9

% - represents the percentage of change from 2012 to 2013.

Stock Based Compensation
For the six months ended June 30, 2013, the Company reported $263,753 in stock based compensation, which was a decrease of $203,353 (43.5% decrease) from the same period in 2012. For the three months ended June 30, 2013, the Company reported $204,391 in stock based compensation, which was an increase of $41,416 (25.4% increase) from the same period in 2012. Stock based compensation includes the calculated values for both Company stock and stock options. The final vesting period of the last employee stock compensation award occurred in March 2012. In the current quarter ended June 30, 2013, stock was provided to the new CEO as a component of his compensation package.

The compensation related to the value of the stock options issued to employees was significantly lower in the first quarter ended March 31, 2013 from the same period in 2012 due to the lower market price of the Company’s outstanding stock during those periods. During the current quarter ended June 30, 2013, the Company’s stock price has increased and the value of the stock options was consistent with the same period ended in 2012. The stock based compensation components are summarized as follows:

	For the Six Months Ended
	June 30,
	2013	2012	Variances
	$	$		%
Total Stock Based Compensation:
Stock option compensation	242,460	388,251	(145,791)	(37.6)
Stock compensation	21,293	78,855	(57,562)	(73.0)
	263,753	467,106	(203,353)	(43.5)

% - represents the percentage of change from 2012 to 2013.

	For the Three Months Ended
	June 30,
	2013	2012	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	183,098	162,975	20,123	12.3
Stock compensation	21,293	-	21,293	*
	204,391	162,975	41,416	25.4

% - represents the percentage of change from 2012 to 2013.
* - variance percentage was undefined.

Leases and Well Testing

For the six months ended June 30, 2013, the Company reported $576,386 in other leases and well testing expenses, which was an increase of $458,241 (387.9% increase) from the same period in 2012. For the three months ended June 30, 2013, the Company reported $414,377 in other leases and well testing expenses, which was an increase of $321,252 (345.5% increase) from the same period in 2012. During the six months ended June 30, 2013, the Company incurred costs for a temporary office building, a drill pad and a test well EC-1 that amounted to $565,884 ($396,475 incurred in the three months ended June 30, 2013) at Guatemala (U.S. Geothermal Guatemala S.A.). The well was completed in June 2013 and costs are being incurred to prepare for flow testing in July and August of 2013. Testing and development activities are expected to continue until the viability of the project can be determined.

Interest Expense

During the six months ended June 30, 2013, the Company reported $1,604,185 in interest expense from plant construction loans ($1,123,883 interest expense for the three months ended June 30, 2013). All of the construction loan interest incurred during the six months ended June 30, 2012 was capitalized as a component of the total construction costs.

Other Income/Expenses

For the six months ended June 30, 2013, the Company reported $60,492 in income in other income/expenses which was a favorable increase of $556,426 (112.9% increase) from the loss from the same period in 2012. In February 2012, water rights on 2,917 acres leased property in the Granite Creek area located in the State of Nevada were relinquished and removed from intangible assets at their carrying amounts that totaled $548,701. The relinquishment was considered to be a loss that was recognized in the six months ended June 30, 2012. A significant variance was not reported for the three months ended June 30, 2013, from the same period in 2012.

Net Income/Loss Attributable to the Non-Controlling Interests
The net income/loss attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the six months ended June 30, 2013, the Company reported $256,288 in net income attributable to non-controlling interests, which was an increase of $1,924,710 from the $1,668,422 net loss reported in the same period ended 2012. For the three months ended June 30, 2013, the Company reported $590,268 in net loss attributable to non-controlling interests, which was a favorable decrease of $306,019 from the $896,287 net loss reported in the same period ended 2012. The primary reason for the increase was due to the operations of the Neal Hot Springs plant which reported net income of $2,943,402 ($518,755 three months ended June 30, 2013) for the six months ended June 30, 2013. The impact of the Neal Hot Springs operations on the Company’s reported income attributable to non-controlling entities was an increase of $1,027,181 ($179,490 three months) from the six months ended June 30, 2012 as compared to the same period ended 2013.

Off Balance Sheet Arrangements

As of June 30, 2013, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2013 are adequate to fund our general operating activities through December 31, 2013. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of equity and/or through the sale of ownership interest in tax credits and benefits.

The recent financial credit crisis has not impacted the ability of our customers, Idaho Power Company and Sierra Pacific Power, to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. The status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on use of the funds. At June 30, 2013, $45.2 million in funds were deposited at PNC Bank and unavailable for immediate corporate needs.

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

In July 2010, the Company applied to the Oregon Department of Energy for the Business Energy Tax Credit (“BETC”), which allows an income tax credit for up to $20 million in qualifying expenditures for a renewable energy project. The Neal Hot Springs project has completed final certification for the credit which can be sold to a pass-through partner and monetized at a cash value of $7.36 million (less a potential 5% broker fee). It is anticipated that the BETC cash will be available during 2013.

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

The additional investment by Enbridge will increase their ownership in USG Oregon LLC based on running a project financial model and determining what percentage of the forecasted project income will be allocated to Enbridge to arrive at a predetermined rate of return for the additional investment. Current estimates of the ownership assuming that all of the investment is used for drilling shows that Enbridge could own up to 40% of the subsidiary. The model will be rerun after all of the variables have been fixed which is anticipated to be in the third quarter of 2013 to set the final ownership ratios between the two parties.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Transition Report on Form 10-K for the nine months ended December 31, 2012, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At June 30, 2013, the Company held investments of $49,755,466 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended June 30, 2013, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing power purchase contracts that exceed 20 year periods for the power plant currently in production and scheduled to go into production. This type of arrangement will be the model for power purchase contracts planned for future power plants.

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

There has been no change to our internal control over financial reporting during the six months ended June 30, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our transition report on Form 10-K for the nine months ended December 31, 2012. There have been no material changes in the risk factors during the six months ended June 30, 2013.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 14, 2013	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: August 14, 2013
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated April 19, 2013 between U.S. Geothermal Inc. and Dennis J. Gilles (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 25, 2013)
10.2

Engagement Agreement for Executive Management Advisory Services dated April 19, 2013 between U.S. Geothermal Inc. and Daniel Kunz & Associates LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on April 25, 2013)

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