Form 10-Q
period 2013-09-30
US GEOTHERMAL INC
filed 2013-11-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 13, 2013
Common stock, par value	102,094,542
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Third Quarter Ended September 30, 2013

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s transition report on Form 10-K for the nine months ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

U.S. GEOTHERMAL INC.
________

Consolidated Financial Statements
September 30, 2013

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	September 30, 2013	December 31, 2012

ASSETS

Current:
Cash and cash equivalents (note 2)	$24,124,549	$12,908,779
Restricted cash and bonds (note 3)	2,003,703	2,995,000
Trade accounts receivable	1,794,102	3,296,890
Grant proceeds receivable (note 4)	7,561,599	42,884,200
Other current assets	983,630	839,104
Total current assets	36,467,583	62,923,973

Investment in equity securities (note 5)	43,632	65,551
Restricted cash and bond reserves (note 3)	15,142,094	1,426,700
Property, plant and equipment, net of accumulated depreciation (note 6)	161,118,585	160,589,254
Intangible assets, net of accumulated amortization (note 7)	15,303,577	15,490,618

Total assets	$228,075,471	$240,496,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$900,344	$1,481,959
Construction accounts payable	56,475	1,122,746
Related party accounts payable	2,166	3,391
Notes payable	-	1,000,000
Retention payable	-	8,089,704
Current portion of capital lease obligations (note 9)	47,394	45,278
Current portion of notes payable (note 11)	4,092,417	1,576,342
Total current liabilities	5,098,796	13,319,420

Long-term Liabilities:
Convertible loan payable (note 10)	-	2,125,000
Long-term portion of capital lease obligations (note 9)	33,227	69,039
Notes payable, less current portion (note 11)	99,062,847	102,124,167
Total long-term liabilities	99,096,074	104,318,206

Total liabilities	104,194,870	117,637,626

Commitments and Contingencies (note 16)	-	-

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2013 and December 31, 2012 were: 102,094,542 and 101,516,764; respectively)	102,094	101,516

Additional paid-in capital	100,195,432	99,524,850
Accumulated other comprehensive loss	(25,863)	(3,944)
Accumulated deficit	(32,861,123)	(32,845,150)
	67,410,540	66,777,272

Non-controlling interests (note 17)	56,470,061	56,081,198
Total stockholders’ equity	123,880,601	122,858,470

Total liabilities and stockholders’ equity	$228,075,471	$240,496,096

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Plant Revenues:
Energy sales	$5,667,070	$1,921,601	$17,542,568	$4,171,878
Energy credit sales	93,425	98,148	277,992	287,907
Total plant operating revenues	5,760,495	2,019,749	17,820,560	4,459,785

Plant Expenses:
Plant production expenses	1,730,493	990,748	5,365,456	3,777,441
Depreciation and amortization	1,568,650	758,989	4,878,892	2,151,525
Total plant operating expenses	3,299,143	1,749,737	10,244,348	5,928,966

Net Income (Loss) from Plant Operations	2,461,352	270,012	7,576,212	(1,469,181)

Expenses (Income):
Corporate administration	240,761	229,718	737,630	679,210
Professional and management fees	248,861	210,221	980,211	585,922
Salaries and wages	537,482	279,644	1,655,624	798,411
Stock based compensation	307,408	308,687	571,160	775,793
Travel and promotion	48,940	60,160	168,154	141,837
Exploration costs	(67,211)	18,572	509,174	136,717
Interest expense	985,654	-	2,589,825	-
Other (income) expenses	(26,741)	(409)	(90,217)	492,525
Total expenses (income)	2,275,154	1,106,593	7,121,561	3,610,415

Net Income (Loss) Before Income Tax Expense	186,198	(836,581)	454,651	(5,079,596)

Net Income Tax Expense (note 8):
Income taxes	71,000	-	174,000	-
Effect of net deferred tax assets	(71,000)	-	(174,000)	-
Net income tax expense	-	-	-	-

Net Income (Loss)	186,198	(836,581)	454,651	(5,079,596)

Net (income) loss attributable to the non- controlling interests	(214,335)	70,481	(470,624)	1,738,903

Net Loss Attributable to U.S. Geothermal Inc.	(28,137)	(766,100)	(15,973)	(3,340,693)

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	(1,372)	11,926	(21,919)	18,481

Comprehensive Loss Attributable to U.S. Geothermal Inc.	$(29,509)	$(754,174)	$(37,892)	$(3,322,212)

Basic Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Diluted Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted Average Number of Shares Outstanding for Basic Calculations	102,094,542	89,287,470	101,711,473	87,404,967
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	124,386,865	103,853,249	123,210,634	101,469,205

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Nine Months Ended September 30,
	2013	2012

Operating Activities:
Net Income (Loss)	$454,651	$(5,079,596)
Adjustments to reconcile net income (loss) to total cash provided by operating activities:
Depreciation and amortization	4,969,582	2,219,353
Stock based compensation	571,160	775,793
Stock based officer bonus	100,000	-
Loss on disposal of water rights	-	548,700
Net changes in:
Trade accounts receivable, operating	1,305,389	2,337,736
Accounts payable and accrued liabilities	(582,841)	(1,934,509)
Prepaid expenses and other	(144,526)	(1,817,063)
Total cash provided by operating activities	6,673,415	(2,949,586)

Investing Activities:
Purchases of property, plant and equipment	(9,691,268)	(8,878,255)
Proceeds from ITC cash grants receivable	33,800,784	-
Cash received from consolidation of subsidiary	-	592,330
Funding of restricted cash reserves and bonds	(12,724,097)	(75,000)
Total cash provided (used) by investing activities	11,385,419	(8,360,925)

Financing Activities:
Issuance of share capital, net of share issuance costs	-	1,402,599
Contributions from non-controlling interest	7,460	10,080,901
Distributions to non-controlling interest	(89,221)	(90,032)
Principal payment on convertible debt obligation	(2,125,000)	-
Principal payments on notes payable and retention payable	(4,602,607)	-
Principal payments on capital lease	(33,696)	(39,796)
Total cash provided (used) by financing activities	(6,843,064)	11,353,672

Increase in Cash and Cash Equivalents	11,215,770	43,161

Cash and Cash Equivalents, Beginning of Period	12,908,779	6,269,459

Cash and Cash Equivalents, End of Period	$24,124,549	$6,312,620

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$1,066,271	$6,008,629
Construction and development paid directly with construction loans	2,355,316	54,793,354
Net assets and liabilities received from consolidation of subsidiary	-	45,386,103
Equipment purchased with capital leases	-	155,000
Capitalized accrued interest	-	2,749,081
Property and equipment costs reduced by settlement agreements	7,387,658	-
Grants receivable used to decrease construction costs	1,719,216	-

Other Items:
Interest paid	6,973,502	2,645

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATEDSTATEMENTS OF CHANGESIN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013 and the Nine Months Ended December 31, 2012
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income	Interest	Totals

Balance at March 31, 2012	85,080,445	$85,080	$93,475,298	$(31,530,306)	$23,002	$49,764,445	$111,817,519

Stock issued under At Market Issuance Sales agreement and a registered direct offering agreement (note 12)	16,436,319	16,436	5,413,551	-	-	-	5,429,987
Equity contributions and note conversion by non-controlling interest Oregon USG Holdings LLC (note 17)		-	-	-	-	7,005,785	7,005,785
Distributions to non-controlling interest entity	-	-	-	-	-	(88,209)	(88,209)
Stock compensation	-	-	636,001	-	-	-	636,001
Unrealized loss on investment	-	-	-	-	(26,946)	-	(26,946)
Net loss	-	-	-	(1,314,844)	-	(600,823)	(1,915,667)

Balance at December 31, 2012	101,516,764	101,516	99,524,850	(32,845,150)	(3,944)	56,081,198	122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(89,221)	(89,221)
Stock issued under terms of employment agreement	577,778	578	99,422	-	-	-	100,000
Stock compensation	-	-	571,160	-	-	-	571,160
Unrealized loss on investment	-	-	-	-	(21,919)	-	(21,919)
Net income (unaudited)	-	-	-	(15,973)	-	470,624	454,651

Balance at September 30, 2013 (unaudited)	102,094,542	$102,094	$100,195,432	$(32,861,123)	$(25,863)	$56,470,061	$123,880,601

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2013
(Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. Geothermal Inc. (formerly U.S. Cobalt Inc.) was incorporated on March 10, 2000 in the State of Delaware. The Company constructs, manages and operates power plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States of America.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At September 30, 2013, $8.0 million in USG Oregon LLC funds were deposited at PNC Bank and $9.7 million in Oregon USG Holdings LLC funds were deposited at Sterling Bank, and were unavailable for immediate corporate needs. The allocation of these funds to the owners of USG Oregon LLC is subject to completion of negotiations regarding the final ownership percentages. Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2013 and December 31, 2012, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables expected to be received from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received which may be less than the total amounts requested on the actual grant applications. Therefore, no allowance accounts are considered to be necessary for receivables from grants at September 30, 2013 and December 31, 2012.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through December 31, 2013. At September 30, 2013, the Company’s total cash balance, excluding money market funds, was $13,358,425, and bank deposits amounted to $13,546,858. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $11,953,407 was not covered by or was in excess of FDIC insurance guaranteed limits. At September 30, 2013, the Company’s money market funds invested in government backed securities totaled $27,908,222 and were not subject to deposit insurance.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Both basic and diluted were presented for the calculation of the income per share for the periods that reported income. Stock equivalents were not included in the calculation for the periods that reported losses since their inclusion would be considered anti-dilutive. Total common stock equivalents on a fully diluted basis at September 30, 2013 and 2012 were 124,494,963 and 105,052,336; respectively.

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

During the quarter ended September 30, 2013, the Company finalized the terms of the loan agreements with the Department of Energy and the Prudential Capital Group. Under the terms of the loan agreements, various bond and cash reserves were required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2013	2012
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Reserves for Plant Upgrades	253,617	-
U.S. Department of Energy, Debt Service Reserve	880,086	-
U.S. Department of Energy, Construction Loan Bond	-	2,125,000

	$2,003,703	$2,995,000

Long-term restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2013	2012
Nevada Energy, PPA Security Bond	$1,468,898	$1,426,700
Prudential Capital Group, Debt Service Reserves	1,594,437	-
Prudential Capital Group, Maintenance Reserves	640,797	-
U.S. Department of Energy, Operations Reserves	270,000	-
U.S. Department of Energy, Debt Service Reserves	2,667,590	-
U.S. Department of Energy, Short Term Well Field Reserves	4,500,197	-
U.S. Department of Energy, Long-Term Well Field Reserves	1,000,044	-
U.S. Department of Energy, Capital Expenditure Reserves	3,000,131	-

	$15,142,094	$1,426,700

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. The construction bond was required by the Loan Guarantee Agreement with the Department of Energy at Neal Hot Springs and was released upon completion of the plant facility. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at September 30, 2013.

NOTE 4 – GRANT PROCEEDS RECEIVABLE

USG Nevada LLC
The Company submitted an application on July 17, 2012, to the United States Department of Treasury for an ITC cash grant of approximately $11.70 million. During the review process, the Company reduced the requested amount to $10.65 million to expedite the collection of the undisputed amount. The reduced (undisputed) amount of the requested funds was collected in November 2012. In March 2013, the remaining cash grant balance of $1.05 million, for items included in the original submission, was received from the Treasury. The total proceeds from this grant offset a portion of the construction costs of the new power plant located in San Emidio, Nevada that was placed into service for financial reporting purposes on September 1, 2012. As of September 30, 2013, all proceeds due under this cash grant had been received.

USG Oregon LLC
The Company submitted an application for an ITC cash grant (“ITC grant”) to the United States Department of Treasury in the first quarter of 2013 and submitted an application to Oregon Department of Energy for a Business Energy Tax Credit (“BETC”) for qualified construction purchases related to the project located at Neal Hot Springs, Oregon. Proceeds collected on the ITC grant request totaled $32,749,541, which was reduced by the 8.7% federal sequestration. The Company expects to receive $7,364,200 (less fees) from the BETC program and has based this estimate upon approved expenditures and rates, as stated on the Final Certificate Conditional, received on December 31, 2012 from the Oregon Department of Energy, and was approved unconditionally, after the plant inspection that was conducted in February 2013. To complete the sale of the BETC credit, the Company must obtain a pass through partner. The Company has retained a marketing consultant to secure the pass through partner, with a potential broker fee of 4-5% of tax credits sold. These receivable amounts reflect the Company’s estimate of the total eligible grant (excluding possible fees) that are expected prior to year end. The estimated net proceeds from the grants have been used to offset the construction costs of the power plant. The Neal Hot Springs, Oregon plant became commercially operational on November 16, 2012. All of the proceeds are expected to be collected in the calendar year ended December 31, 2013.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

Investments in equity securities (150,000 shares of Alterra Power Corp, a publicly traded renewable energy company) activities consisted of the following:

Amount
Available-for-sale equity securities:
Cost basis	$88,515
Net unrealized losses	(22,355)
Foreign exchange losses	(609)
Fair value at December 31, 2012	65,551

Net unrealized losses	(18,925)
Foreign exchange losses	(2,994)
Fair value at September 30, 2013	$43,632

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended September 30, 2013, the Company determined that the project was economically viable and began capitalizing drilling costs for the project in Guatemala that amounted to $1.35 million. An agreement was reached with a major contractor at Neal Hot Springs that resulted in the reduction of project costs and related retainage of $2.26 million. Additional costs of approximately $1.1 million were incurred at the power plant in San Emidio, Nevada for shunt reactors.

During the three months ended June 30, 2013, additional costs of approximately $3.8 million were incurred at the Neal Hot Springs, Oregon project. These costs were necessary to reach substantial and final completion of the three power units and the facility.

During the three months ended March 31, 2013, the remaining balance of the ITC cash grant for San Emidio relating to previously disputed expenditures of approximately $1.05 million was collected. On February 15, 2013, the Company signed a settlement agreement with SAIC (the general contractor and construction loan holder) that reduced the construction liability including construction cost and accrued interest by approximately $2.14 million for the San Emidio, Nevada project. These items reduced the carrying cost of the new San Emidio plant in the current reporting period.

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	December 31,
	2013	2012
Land	$1,603,509	$1,603,509
Power production plant	163,081,891	159,792,109
Grant proceeds for power plants	(54,630,755)	(54,630,755)
Wells	67,384,962	67,365,361
Grant proceeds for wells	(3,233,831)	(3,233,831)
Furniture and equipment	1,452,598	1,356,143
	175,658,373	172,202,837

Less: accumulated depreciation	(19,273,817)	(14,491,277)
	156,384,557	157,711,260
Construction in progress	4,734,028	2,877,994

	$161,118,585	$160,589,254

The Company capitalized interest costs as a component of the Neal Hot Springs and San Emidio projects as follows:

	For the Nine Months Ended September 30,
	2013	2012
Total interest expense incurred	$2,589,825	$2,751,797
Capitalized interest	-	2,749,081

Depreciation expense was charged to plant operations and general administrative expenses for the following periods:

	September 30,
	2013	2012

Three months ended	$1,536,042	$751,446
Nine months ended	4,782,539	2,089,164

Changes in Construction in Progress are summarized as follows:

		For the Nine
	For the Nine	Months Ended
	Months Ended	December 31,
	September 30, 2013	2012
Beginning balances	$2,877,994	$145,987,128
Development/construction	1,856,034	64,564,914
Grant reimbursements and rebates	-	(55,244,491)
Transfers into production	-	(152,429,557)
Ending balances	$4,734,028	$2,877,994

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	September 30,	December 31,
	2013	2012
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$750,493
Unit II, well construction	2,120,276	2,100,862
	2,870,769	2,851,355
San Emidio, Nevada:
Power plant	2,050	-
Well construction	507,006	26,639
	509,056	26,639
El Ceibillo, Republic of Guatemala:
Well Construction	1,354,203	-
	1,354,203

	$4,734,028	$2,877,994

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized by project location as follows:

	September 30,	December 31,
	2013	2012
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$-
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(952,190)	(765,147)
	4,498,367	4,060,073
Inactive:
Raft River, Idaho:
Surface water rights	146,343	146,343
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Surface water rights	451,299	451,299

Neal Hot Springs, Oregon:
Geothermal water and mineral rights	-	625,335

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	10,805,210	11,430,545

	$15,303,577	$15,490,618

Amortization expense was charged to plant operations for the following periods:

	September 30,
	2013	2012

Three months ended	$62,361	$40,206
Nine months ended	187,043	130,189

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2013	$31,181
2014	249,444
2015	249,444
2016	249,444
2017	249,444

$1,028,957

NOTE 8 – PROVISION FOR INCOME TAXES

Income taxes are recorded based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by accounting standards to allow recognition of such an asset.

At September 30, 2013, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $12,734,000 (December 31, 2012 - $11,109,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2013 and December 31, 2012. For the current period ended September 30, 2013, the Company has recognized the net deferred income tax asset to the extent of the impact created from current book earnings. During the nine months ended September 30, 2013, the Company engaged a tax matters consultant to evaluate the value and timing of adjusting the deferred tax valuation allowance. The Company anticipates that any tax obligations will be fully offset by the utilization of prior reserved deferred tax benefits for the year ended December 31, 2013.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets*:
Net operating loss carry forward	$35,847,000	$20,983,000
Stock based compensation	1,797,000	1,532,000

Deferred tax liabilities*:
Depreciation and amortization	(24,910,000)	(11,406,000)
Net deferred income tax asset	12,734,000	11,109,000
Estimated deferred tax asset recognized and utilized in current period	(174,000)	-
Deferred tax asset valuation allowance	(12,560,000)	(11,109,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is summarized as follows:

	For the Years Ended December 31,
	2013	2012
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	-	(2.0)
Net effective tax rate	38.2%	36.2%

At September 30, 2013, the Company had net income tax operating loss carry forwards of approximately $93,841,000 ($57,963,000 in December 31, 2012), which expire in the years 2023 through 2033. The change in the allowance account from December 31, 2012 to September 30, 2013 was an increase of $438,000 for the anticipated deferred tax allocations based on 2013 income.

The change in the allowance account is summarized as follows:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	December 31,
	2013	2012

Change in net operating loss	$13,705,000	$3,976,000
Change in estimated effective tax rate	614,000	-
Net change in difference between book and tax stock compensation costs	180,000	230,000
Estimated deferred tax asset recognized utilized in current period	(174,000)
Change in period book to income tax depreciation	(12,874,000)	(2,499,000)

	$1,451,000	$1,707,000

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

The scheduled future lease payments for the three contracts are presented as follows:

Capital Leases
Years ending December 31,	Amounts
2013	$12,749
2014	50,997
2015	21,249
Total future payments	84,995

Less: imputed interest portion	(4,374)
$80,621

Allocation of capital lease obligations:
Current portion	$47,394
Long-term portion	33,227
$80,621

At September 30, 2013, the net book value of the equipment under capital lease amounted to $92,938 ($155,000, less $62,062 accumulated amortization).

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On August 5, 2011, the Oregon USG Holdings, LLC (“Oregon Holdings”), a subsidiary of the Company, signed a convertible note agreement with our equity partner (Enbridge Inc.). The principal of the loan totaled $2,125,000, and accrued interest at a rate of 4.75% per annum. The loan balance plus accrued interest would have converted to an equity interest in Oregon Holdings upon the earliest of a conversion event or April 1, 2014, if unpaid. Conversion events include the failure to obtain the Section 1603 ITC cash grant funds by the Project. The converted balance would have increased Enbridge Inc.’s ownership at a ratio of 1.5% for each $1 million contributed. During the quarter ended September 30, 2013, the loan balance of $2,125,000 was paid in full without conversion to an equity interest.

NOTE 11 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its planned power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. The loan advances began August 31, 2011 and the last advance was taken on July 31, 2013. No additional advances are allowed under the terms of the grant. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. On August 12, 2013, proceeds of the grant were distributed in accordance with the loan agreement, with $11,870,137 of the proceeds being used to prepay the Project loan, $11,167,473 of proceeds being used to fund a series of Project reserves, and balance of $9,711,930 being distributed as equity to the project owners. After the loan prepayment, the remaining final loan balance was $70,386,576. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments are scheduled to start at $1,709,963 and are expected to be reduced to $1,626,251 on February 10, 2017. The loan balance at September 30, 2013 totaled $70,536,872 (estimated current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through September 30, 2013	(12,521,093)

Loan balance at September 30, 2013	$70,536,872

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of September 30, 2013, two components of the settlement agreement have been paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013. The loan balance at September 30, 2013 totaled $1,880,618 (estimated current portion $352,557).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project (the “project”) located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to operating results and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the project and the equity interests in USG Nevada LLC. At September 30, 2013, the balance of the loan was $30,737,775 (estimated current portion $319,933).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
September 30,	Payments
2014	$4,092,417
2015	4,268,910
2016	4,373,464
2017	4,331,060
2018	4,083,771
Thereafter	82,005,642

$103,155,264

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended September 30, 2013, the Company issued 577,778 shares of common stock to an employee of the Company at prices between $0.35 and $0.36 per share under the terms of an employment agreement.

During the six months ended June 30, 2013, the Company did not issue any additional common stock.

On December 21, 2012, the Company issued 11,810,816 common stock shares at $0.37 under a registered direct offering with a limited number of investors and collected $4,087,802, net of broker fees and other costs of $282,200.

During the quarter ended September 30, 2012, the Company issued 1,250,000 common stock shares at prices between $0.312 and $0.355 under an At Market Issuance Sales agreement with Lincoln Park Capital.

During the quarter ended June 30, 2012, the Company issued 3,375,503 shares of common stock at prices between $0.341 and $0.536 under an At Market Issuance Sales agreement with Lincoln Park Capital.

During the year ended March 31, 2012, the Company issued 76,500 shares of common stock to employees of the Company upon exercise of stock options at a strike price of $1.00 CDN.

NOTE 13 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009 and September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2013, the Company can issue stock option grants totaling up to 15,314,181 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2013, the Company had 11,888,250 options granted and outstanding.

On July 22, 2013, the Company granted 1,950,000 stock options to employees exercisable at a price of $0.46 until July 22, 2018. On September 1, 2013, the Company granted 15,000 stock options to an employee exercisable at a price of $0.41 until September 1, 2018.

On April 19, 2013, the Company granted 1,250,000 stock options to employees exercisable at a price of $0.35 until April 19, 2023.

On August 24, 2012, the Company granted 2,917,000 stock options to employees exercisable at a price of $0.31 until August 24, 2017.

The following table reflects the summary of stock options outstanding at March 31, 2012 and changes for the nine months ended December 31, 2012, and the nine months ended September 30, 2013:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, March 31, 2012	7,975,125	$1.38	$0.70	$5,613,510
Forfeited/Expired	(652,500)	2.41	0.71	(460,975)
Exercised	-	-	-	-
Granted	2,917,000	0.31	0.16	453,774
Balance outstanding, December 31, 2012	10,239,625	0.91	0.55	5,606,309
Forfeited/Expired	(1,566,375)	2.18	1.20	(1,872,094)
Exercised	-	-	-	-
Granted	3,215,000	0.42	0.25	808,500
Balance outstanding, September 30, 2013	11,888,250	$0.61	$0.38	$4,542,715

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	Nine Months	Nine Months
	Ended September	Ended December
	30, 2013	31, 2012
Dividend yield	0	0
Expected volatility	65-81%	65-70%
Risk free interest rate	0.19-0.81%	0.19-0.33%
Expected life (years)	4.65	3.17

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2013:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$0.92	1,698,250	0.65	1,698,250	$1,200,208
1.58	68,000	0.98	68,000	26,435
0.86	1,300,000	1.95	1,300,000	752,207
0.83	2,590,000	2.68	2,590,000	1,269,100
0.60	100,000	2.95	100,000	36,072
0.31	2,917,000	3.90	2,187,750	340,332
0.46	1,950,000	4.81	487,500	118,414
0.41	15,000	4.92	3,750	753
0.35	1,250,000	9.55	312,500	84,500
$0.61	11,888,250	3.68	8,747,750	$3,828,021

The following table summarizes information about the stock options outstanding at December 31, 2012:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$2.22	1,465,000	0.63	1,465,000	$1,786,417
1.78	95,000	0.74	95,000	81,172
0.92	1,704,625	1.40	1,704,625	1,204,713
1.58	68,000	1.73	68,000	26,435
0.86	1,300,000	2.70	1,300,000	752,207
0.83	2,590,000	3.43	2,590,000	1,269,100
0.60	100,000	3.70	75,000	27,054
0.31	2,917,000	4.65	729,250	113,444
$0.91	10,239,625	2.80	8,026,875	$5,260,542

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2012 and changes during the nine months ended December 31, 2012, and the nine months ended September 30, 2013 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, March 31, 2012	1,345,000	$0.82	$0.49
Granted	2,917,000	0.31	0.16
Vested	(2,049,250)	0.64	0.37
Forfeited/Expired	-	-	-
Nonvested, December 31, 2012	2,212,750	0.31	0.16
Granted	3,215,000	0.42	0.25
Vested	(2,287,250)	0.35	0.23
Forfeited/Expired	-	-	-
Nonvested, September 30, 2013	3,140,500	$0.39	$0.23

As of September 30, 2013, there was $549,028 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at September 30, 2013 and December 31, 2012 was $523,618 and $636,001; respectively.

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

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, which will be distributed at the end of a one-year vesting period. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares were issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000 and the recognized cost through September 30, 2013 was $47,242.

Stock Purchase Warrants

At September 30, 2013, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
September 16, 2015	246,285	$1.25	4,104,757	$1.25
May 31, 2017	255,721	0.44	-	-
December 21, 2017	-	-	5,905,408	0.50

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of September 30, 2013 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,908,222	$27,908,222	$-	$-
Investment in equity securities	43,632	-	43,632	-
	$27,951,854	$27,908,222	$43,632	$-

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

NOTE 15 - RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012 the amounts of $2,166 and $3,391; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees for the nine months ended September 30, 2013 and 2012 amounting to $76,500 and $90,000; respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the nine months ended September 30, 2013 and 2012, of $121,363 and $73,367; respectively.

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

Office Lease

Tyrell Lane
The Company exercised its one-year renewal option in January 2013. The lease payments are due in monthly installments of $6,535. The Company incurred total office lease expenses under the current contract and the prior contract for nine months ended September 30, 2013 and 2012, totaled $58,817 and $57,104; respectively. The contract will terminate in January 2014.

Park Center Boulevard
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that begin February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option.

Contracted Lease Obligation Schedule

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years:

Year Ending
December 31,	Amount
2013	$50,077
2014	204,547
2015	215,826
2016	214,501
2017	180,931
Thereafter	683,919

Power Purchase Agreements

Raft River Energy I LLC
The Company signed a power purchase agreement with Idaho Power Company for the sale of power generated from its joint venture Raft River Energy I LLC. The Company also signed a transmission agreement with Bonneville Power Administration for transmission of electricity from this plant to Idaho Power, and from the Phase Two plants to other purchasers. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new 25 year contract signed in December of 2011 that sets the new set rate at $89.70 per megawatt hour with a 1% annual escalation rate. The new contract allows for a maximum of 71,300 megawatt hours annually. Upon declaration of commercial operation under the PPA, an Operating Security Deposit of $1,426,700 is required to be maintained at NV Energy for the full term of the PPA. During the year ended December 31, 2012, the Company paid a security bond of $1,468,898 under the terms of this agreement.

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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The plan requires the Company to match 25% of the employee’s contribution up to 6%. Subsequent to June 30, 2013, the Company began matching 50% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $37,448 and $28,974 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 17 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	September 30,	December 31,
	2013	2012

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$404,642	$404,434
Oregon USG Holdings LLC interest held by Enbridge Inc.	34,391,091	33,078,744
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	21,674,328	22,598,020
	$56,470,061	$56,081,198

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. Enbridge has contributed a total of $18,924,000, including the debt conversion, to Oregon Holdings in exchange for a 20% direct ownership interest. At the Company’s election, the agreement allows for additional contributions of up to $5 million that would increase Enbridge’s ownership by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments could increase Enbridge’s ownership to a maximum of 27.5% under the existing agreement. The Company has contributed $13,492,000 to Oregon Holdings and has an 80% ownership interest. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. After the initial contributions noted above, the Company and Enbridge have made additional capital contributions of $462,616 and $13,877,000; respectively. The impact of the additional contributions to the profit and loss allocation percentages could increase Enbridge’s ownership to 44%. The actual non-controlling ownership interest has not been determined, but has been estimated between 30% and 40%. For the three months ended September 30, 2013, the profit and loss allocation rate of 35% was utilized that was based upon an estimate of the expected ownership percentage after the contribution levels and other terms of the new ownership agreement are finalized. Prior to January 1, 2013, the allocation rate of 20% was used that was based upon the terms of the initial agreement.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between the RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the nine months ended June 30, 2013, RREI made principal payments on the loan of $536,236. The balance of the loan at September 30, 2013 was $1,599,914. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 18 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through November 14, 2013, which is considered to be the issuance date. No events were identified for disclosure.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2013 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended September 30, 2013, the Company was focused on:

1)	Operating and optimizing Neal Hot Springs, San Emidio and Raft River power plants;
2)	Closing the long term financing for the San Emidio Phase I power plant;
3)	Sale of the Business Energy Tax Credit for Neal Hot Springs;
4)	Drilling of well OW-12 for San Emidio Phase II;
5)	Drilling and testing well EC-1 at El Ceibillo; and
6)	The evaluation of potential new geothermal projects and acquisition opportunities.

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

(3)

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”). As of September 30, 2012, Enbridge has contributed approximately $32.8 million to the Neal Hot Springs geothermal project. The Company and Enbridge have not yet determined Enbridge’s current equity interest in the project, but current estimates show that Enbridge could own between 30% and 40% of the project depending on cash grant and tax credit sharing, reserve account funding, and the return of unused contingency funds.

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

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. The Neal Hot Springs facility is designed as a 22 megawatt net annual average power plant, consisting of three separate, 7.33 net megawatt modules. The facility achieved commercial operation under the terms of the power purchase agreement on November 16, 2012. Generation from the facility during the third quarter of 2013 totaled 25,836 megawatt-hours. Overall plant availability was 87.2% during the quarter primarily as a result of one unit being off line for 26 days due to the main refrigerant circulation pump being taken out of service for repair.

On June 27, 2013, the Company accepted substantial completion by the EPC contractor of all three of the Neal Hot Springs units. Final completion of the project was achieved on July 31, 2013.

On February 26, 2009, the Company submitted a loan application for the Neal Hot Springs project to the DOE’s Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. The financial closing for the DOE loan guarantee took place on February 23, 2011 which secured a $96.8 million loan guarantee from the Department of Energy and a direct loan from the U.S. Treasury’s Federal Financing Bank. The DOE loan for the project was closed at final completion and has a balance of $70.4 million that bears an interest rate of 2.6% over a 22 year term. The construction cost of the project has been set at $128.1 million. Total project cost, including $11.2 million in reserves, was $139.3 million, which is $4.3 million less than previously reported due primarily to the inclusion of unused contingency funds which have since been released by the project lender.

Over the course of the ongoing construction, the budget was increased by $14.6 million in equity contributions by the partners. The first increase of $7.0 million was to cover additional drilling costs and modifications in plant controls and the cooling mechanism. Enbridge Inc., our partner at Neal Hot Springs, provided the additional investment in exchange for increased ownership interest in the project from 20% to a percentage to be calculated based on an agreed upon financial model. A second budget increase of $6 million, also provided by Enbridge Inc., was to establish a contingency fund for potential additional drilling to complete the well field. Each of the additional investments made by Enbridge Inc. is subject to calculations that will result in increased ownership interest in the project. Current estimates show that Enbridge could own between 30% and 40% of the project depending on ITC and BETC cash grant sharing, project reserve funding requirements, and distribution of unspent contingency funds. Enbridge and the Company have begun working on resolving the ownership percentages and expect to finalize that determination once all distributions are received and project reserve funding requirements are finalized by our lender.

The project received a $32.75 million cash grant under Section 1603 Specified Energy Property in Lieu of Tax Credits from the Treasury Department. The cash grant, originally approved at $35.4 million, was subject to an 8.7% reduction due to Federal sequestration ordered by Congress under the Budget Control Act. The proceeds from the grant were used to: 1) fund $11.2 million in project level cash reserves as required by the terms of the DOE loan, 2) pay down $11.9 million on the DOE loan and 3) the balance of $9.7 million was distributed to equity investors.

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

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting average price for the year 2012 of $96.00 per megawatt-hour and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions. Power generated during 2013 is paid at an average price of $99.00 per megawatt-hour. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May).

San Emidio, Nevada
The Phase I power plant at San Emidio achieved commercial operation on May 25, 2012. During the quarter ended September 30, 2013, the plant achieved 94.7% availability and generated an average of 8.9 net megawatts per hour. An unplanned outage occurred during September which lasted for 3.7 days. Plant personnel took advantage of this downtime to complete activities that had been scheduled for a planned 4 day October outage, making that planned outage no longer necessary. Power production totaled 18,318 megawatt-hours for the quarter.

The Company entered into agreements with Science Applications International Corporation (“SAIC”) for a project loan and an engineering procurement and construction (“EPC”) contract for the San Emidio Phase I power plant repower. SAIC’s design-build subsidiary, SAIC Energy, Environment & Infrastructure LLC, constructed a new 9.0 net megawatt power plant, replacing the old 3.6 net megawatt power plant. TAS Energy of Houston, Texas supplied a modular power plant to the project. Phase I achieved mechanical completion in December 2011, and following performance testing of the power plant, which began in early May 2012, achieved commercial operation on May 25, 2012. Commissioning was extended due to a series of mechanical issues related to the use of an innovative configuration of proven technology that include; defective capacitors, the mechanical failure of the 2,500 horsepower process pump, excessive vibration in the turbine gear box, and failure of the silencer. SAIC provided its services under a fixed price contract that included financial guarantees for the original completion date and power output of the plant. The Phase I plant completed its capacity testing during the first quarter, and as a result of the capacity test exceeding the design output. The plant was up-rated to 9.0 megawatt net annual average per hour from the design point basis of 8.6 megawatts.

Discussions with SAIC were completed and Substantial Completion under the contract was achieved February 21, 2013. Final Completion under the terms of the EPC was executed on June 24, 2013.

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

The $25 million construction loan with SAIC was paid off in September of 2013, and was replaced with a long term notes purchased by Prudential Capital Group’s related entities. The notes are for an aggregate of approximately $30.74 million, have a term of approximately 24 years, and bear a fixed interest rate of 6.75% per annum. Proceeds from the sale of the notes were used to repay the SAIC construction loan, fund project reserves, and pay certain closing expenses, and approximately $2.56 million of the proceeds was distributed to U.S. Geothermal Inc. to be used for general corporate working capital purposes, including the further development of Phase II at San Emidio.

The Phase I repower began construction in the third calendar quarter of 2010 and was delayed in the startup due to EPC contractor’s delay in completing Unit I and certain technical issues related to the new plant. The Phase II expansion was delayed due to the extended time required to get Phase I online, and is still dependent on successful development of additional production and injection well capacity.

Phase II is estimated at approximately $55 million and Phase III approximately $100 million. We expect that approximately 75% of the Phase II and Phase III development may be funded by project loans, with the remainder funded through equity financing.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and a 1% annual escalation rate. Power generated during 2013 is paid at the price of $90.27 per megawatt-hour. The electrical output from both Phase I and Phase II will be sold under the terms of the amended and restated PPA. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011. A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010.

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

The DOE cost shared drilling program continues with the further resource identification in the South Zone and the addition of the resource identification in the North Zone The North Resource Area, has an additional five observation/temperature gradient wells and one production well planned as part of the cost share drilling program. Drilling began on well OW-12 on September 2, 2013. Subsequent to the end of the quarter, the well was completed on October 23, 2013 to a depth of 3,643 feet and is being evaluated in relation to the San Emidio reservoir model. Additionally, Well OW-10 in the South Zone was reworked beginning on October 25, 2013 and was completed on November 2, 2013. The results from both wells are being evaluated and will be used to determine the continuing resource development plan in support of the Phase II plant construction.

Raft River, Idaho
During the quarter ended September 30, 2013, Raft River Unit I operated at 99.95% availability and generated an average of 8.5 net megawatts per hour. Power production totaled 18,688 megawatt-hours during the quarter.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year. Power generated during 2013 is paid at an average price of $59.47 per megawatt-hour. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May).

The DOE $11.4 million cost-shared, thermal fracturing program began the first stage of injection in June and is planned to continue until September when the second stage is scheduled to begin. Four, 300 foot deep seismic monitoring wells were completed in the area around well RRG-9 and seismic geophones were installed. Seismic monitoring will be conducted for the duration of the thermal fracturing program.

Injection continued through the quarter from power plant injectate at an approximate temperature of 140°F. Flow in to the well has seen a moderate increase indicating that additional permeability is developing. The program has been suspended until spring, when a high pressure injection phase is planned.

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

During the first phase of drilling on well EC-1, the well was drilled to a depth of 4,829 feet (1,472 meters) and encountered a bottom hole temperature of 491°F (255°C), with the temperature gradient at the bottom of the hole rising at a rate of 7.1°F/100 Feet (129.1°C/km). High temperatures in excess of 392°F (>200°C) were encountered in the well beginning at a depth of 2,625 feet (800 meters), which represents a potential high temperature reservoir interval in excess of 2,204 feet (672 meters). Due to the high temperature gradient found in the lower section of the well, the decision was made to deepen the well, and a second phase of drilling commenced on August 21, 2013. The final depth of the well, reached on September 15, 2013 is 5,650 feet (1,722 meters) with a measured bottom hole temperature of 526°F (274°C). Clean out and short term flow tests were conducted along with temperature surveys, and the data was provided to a third party consulting group with specific expertise in volcanic geothermal resources for analysis and evaluation. Planning is underway for another round of drilling to further delineate the El Ceibillo resource.

In early September 2013, the Guatemalan Ministry of the Environment and Natural Resources (“MARN”) issued the Environmental License for the construction and operation of the planned, first phase, 25 megawatt power plant at the El Ceibillo site. The license is based on the Environmental Impact Assessment Study that was submitted in December 2012, describing the initial design of the 25 megawatt facility, and requires the submittal of final design specifications for review by MARN prior to starting physical construction of the plant. Additionally, the license requires compliance with all legal and regulatory requirements under Guatemalan law, submittal of an air quality monitoring plan, and that final design comply with the strict guidelines for noise, dust and hydrogen sulfide emissions. Prior to issuance of the license, an environmental bond of $344,850 Quetzals (approximately US $45,000) was posted with the Ministry of Environment and Natural Resources.

An initial development of a 25 megawatt (Phase I), power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

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

A plan and budget has been developed to deepen well 18-10a to intersect the lost circulation zone at 2,800 feet deep to provide temperature information on the deep structure. Further work is dependent upon additional funding from the partners.

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

Operating Results
For the nine months ended September 30, 2013, the Company reported net loss attributable to the Company of $15,973 ($0.00 income per share) which represented a $3.3 million favorable increase from the net loss of $3.3 million reported in the same period in 2012 ($0.04 loss per share). For the three months ended September 30, 2013, the Company reported net loss attributable to the Company of $28,137 ($0.00 loss per share) which represented a $737,963 favorable decrease from the net loss of $766,100 reported in the same period in 2012 ($0.01 loss per share). Generally favorable variances were reported related to the operations of the Company’s three power plants. Notable favorable variances were reported in stock based compensation and other income/expenses. Notable unfavorable variances were reported in professional and management fees, salaries and related compensation, interest expense, and exploration costs.

Plant Operations
During the nine months ended September 30, 2013, the Company’s energy production revenues and related operating costs originated from its fully operational three power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) began commercial operations on November 16, 2012.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Nine Months Ended September 30,
	2013		2012
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	9,508,241	54.2	-	-
San Emidio, Nevada	4,886,568	27.9	1,173,424	28.1
Raft River, Idaho	3,147,759	17.9	2,998,454	71.9
	17,542,568	100.0	4,171,878	100.0

%* - represents the percentage of total Company energy sales.

	For the Three Months Ended September 30,
	2013		2012
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	2,875,687	50.8	-	-
San Emidio, Nevada	1,531,259	27.0	745,494	38.8
Raft River, Idaho	1,260,124	22.2	1,176,107	61.2
	5,667,070	100.0	1,921,601	100.0

%* - represents the percentage of total Company energy sales.

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
The Neal Hot Springs plant began producing power in the quarter ended December 31, 2012 and was considered to be commercially operational on November 16, 2012. The quarter ended March 31, 2013, was the plant’s first full quarter of operations. Energy production was down 32.2% in the current quarter ended September 30, 2013 from the average production generated in the prior two quarters due to higher ambient temperatures that reduced the efficiency of the cooling towers and one unit was down approximately 26 days. The unit was down due to the failure of a high pressure refrigerant pump. Energy sales increased 18.0% from the prior quarter due to the higher contracted seasonal rates. July and August are contracted peak rate months.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

			Ave.		Depreciation
	Kilowatt	Energy	Rate per		&
	Hours x	Sales	Kilowatt-	Net Income	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
December 31, 2012	23,256	2,320,867	0.0887	1,415,500	256,670
March 31, 2013	46,137	4,197,252	0.0906	2,424,647	779,298
June 30, 2013	30,016	2,437,303	0.0802	518,754	814,434
September 30, 2013	25,832	2,875,686	0.1109	829,374	810,573

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)
For the nine months ended September 30, 2013, the San Emidio plant reported net profit of $977,707 which was a favorable increase of $1,361,206 from the loss of $383,499 reported in the same period in 2012. For the three months ended September 30, 2013, the San Emidio plant reported net loss of $355,499 which was increase of $254,344 from the net income of $101,155 reported in the same period in 2012. The new plant became commercially operational on May 25, 2012; therefore, only small amounts of revenues were earned during testing and the 126 days of operations at the regular rates during the nine months ended September 30, 2012. During the quarter ended March 31, 2013, the plant produced the highest amount of energy revenues and kilowatt hours ($1,726,927 energy sales; 19,228,121 kilowatt hours) than any other quarter in operating history of USG Nevada LLC. Production levels in the current quarter were slightly lower (4.7%) from the quarter ended March 31, 2013. Overall energy sales for the nine months ended September 30, 2013 increased $2,595,027 (222.4% increase) from the same period in 2012.

Since the facility was fully operational for the entire nine months of the current reporting period, the associated operating costs increased accordingly. The two major costs areas (excluding depreciation) of employee compensation and plant/well field maintenance increased for the nine months ended September 30, 2013 from the same period ended 2012 by the following amounts: $388,566 (123.0% increase) and $170,957 (79.0% increase); respectively. Since the majority of the employees’ time was dedicated to plant construction in the prior reporting period, operation salary costs were significantly lower. In the prior quarter ended June 30, 2013, the Company was notified of a PEC revenue shortfall charge of $283,000 based upon the low production levels of 2012 and was charged to operations. In the current quarter, this fee was determined to have been calculated incorrectly and there was actually no shortfall due. This favorable cost reversal was recognized in the current quarter.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Nine Months Ended September 30,
	2013		2012		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	4,886,568	100.0	1,173,424	100.5	3,713,144	316.4
Energy credit sales	-	-	(6,124)	(0.8)	6,124	100.0
	4,886,568	100.0	1,167,300	100.0	3,719,268	318.6

Plant expenses:
Operations	1,635,843	33.5	927,730	79.5	(708,113)	(76.3)
Depreciation and amortization	1,080,228	22.1	623,887	53.4	(456,341)	(73.1)
	2,716,071	55.6	1,551,617	132.9	(1,164,454)	(75.0)

Operating income (loss)	2,716,497	44.4	(384,317)	(32.9)	2,554,814	#

Other income (expense):
Interest expense	(1,194,545)	(24.4)	-	-	(1,194,545)	#
Interest income	1,755	0.0	818	0.1	937	114.5
	(1,192,790)	(24.4)	818	0.1	(1,193,608)	#

Net income (loss)	977,707	20.0	(383,499)	(32.8)	1,361,206	354.9

%* -	represents the percentage of total plant operating revenues.
%** -

represents the percentage of change from 2012 to 2013. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# -	variance percentage that is extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended September 30,
	2013		2012		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	1,531,259	100.0	745,494	100.0	785,765	105.4

Plant expenses:
General operations	296,931	19.4	390,962	52.4	94,031	24.1
Depreciation and amortization	307,854	20.1	253,429	34.0	(54,425)	(21.5)
	604,785	39.5	644,391	86.4	39,606	6.1

Operating income (loss)	926,474	60.5	101,103	13.6	825,371	#

Other income (expense):
Interest expense	(572,710)	(37.4)	-	-	(572,710)	#
Interest income	1,735	0.1	52	0.0	1,683	#
	(570,975)	(37.3)	52	0.0	(571,027)	#

Net income	355,499	23.2	101,155	13.6	254,344	#

%* - represents the percentage of total plant operating revenues.

%** - represents the percentage of change from 2012 to 2013. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# - variance percentage that is extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

			Ave.	Net	Depreciation
	Kilowatt	Energy	Rate per	Income	&
	Hours x	Sales	Kilowatt-	(Loss)*	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
September 30, 2011	4,943	629,582	0.1274	45,876	210,366
December 31, 2011 (1)	3,291	361,876	0.1100	(436,887)	206,522
March 31, 2012 (1)	-	-	-	(475,961)	189,126
June 30, 2012 (2)	5,465	427,931	0.0776	(8,693)	181,333
September 30, 2012	8,280	745,494	0.0897	101,154	253,429
December 31, 2012	16,231	1,459,078	0.0900	(223,412)	416,091
March 31, 2013	19,228	1,726,927	0.0903	834,254	407,060
June 30, 2013	18,039	1,628,382	0.0903	(212,058)	365,314
September 30, 2013	18,317	1,531,260	0.0836	355,499	307,854

(1) -	The old power plant ceased operations on December 12, 2011, to facilitate the transfer of operations to the new power plant.
(2) -	The new power plant became commercially operational on May 25, 2012. The plant produced power at a lower “test rate” in May and at the full contract rate of .08975 per kilowatt hour in June.
* -	The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
Net loss from Raft River Energy I LLC (“RREI”) operations of $649,149 for the nine months ended September 30, 2013, favorably decreased by $850,478 from the loss of $1,499,627 the reported in the same period in 2012. Net loss from RREI operations of $1,165 for the three months ended September 30, 2013, decreased by $3,513 from income of $2,348 reported in the same period in 2012. Both the energy production levels and rates earned in the current nine months ended September 30, 2013 were consistent with the same period ended 2012. For the nine months ended September 30, 2013, energy production and energy sales increased 4.0% and 4.8%, respectively from the same period ended 2012. The primary reason for the difference in net income for the current nine month period was the repair costs incurred primarily in the first quarter ended March 31, 2012. The repairs of wells RRG-2 and RRG-7 were completed in January 2012. For the nine months ended September 30, 2012, repair costs totaled $756,229 which was $561,773 higher than the repair costs incurred for the current nine months ended September 30, 2013. Another factor contributing to the lower well repair costs in the quarter ended March 31, 2013, was that RREI collected two grant awards related to the well repairs that totaled $217,594.

The summarized statements of operations for RREI are as follows:

	Nine Months Ended September 30,
	2013		2012		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	3,147,759	91.9	2,998,453	91.1	149,306	5.0
Energy credit sales	277,992	8.1	294,030	8.9	(16,038)	(5.5)
	3,425,751	100.0	3,292,483	100.0	133,268	4.0

Plant expenses:
General operations	2,539,928	74.1	3,103,862	94.3	563,934	18.2
Depreciation and amortization	1,394,357	40.7	1,522,370	46.2	128,013	8.4
	3,934,285	114.8	4,626,232	140.5	691,947	15.0

Operating loss	(508,534)	(14.8)	(1,333,749)	(40.5)	825,215	61.9

Other income (expense):
Interest expense	(154,319)	(4.5)	(166,192)	(5.0)	11,873	7.1
Other and interest income	13,704	0.4	315	0.0	13,389	#
	(140,615)	(4.1)	(106,717)	(5.0)	25,262	15.2

Net loss	(649,149)	(18.9)	(1,499,627)	(45.5)	850,478	56.7

%* -	represents the percentage of total plant operating revenues.
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

	Three Months Ended September 30,
	2013		2012		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,260,124	93.1	1,176,107	92.3	84,017	7.1
Energy credit sales	93,425	6.9	98,148	7.7	(4,723)	(4.8)
	1,353,549	100.0	1,274,255	100.0	79,294	6.2

Plant expenses:
General operations	856,453	63.3	707,224	55.5	(149,229)	(21.1)
Depreciation and amortization	450,222	33.3	505,560	39.7	55,338	10.9
	1,306,675	96.5	1,212,784	95.2	(93,891)	(7.7)

Operating income (loss)	46,874	3.5	61,471	4.8	(14,597)	(23.7)

Other income (expense):
Interest expense	(48,123)	(3.6)	(59,161)	(4.6)	11,038	18.7
Other and interest income	84	0.1	38	0.0	46	121.1
	(48,039)	(3.5)	(59,123)	(4.6)	11,084	14.0

Net income (loss)	(1,165)	(0.1)	2,348	0.2	(3,513)	(149.6)

%* -	represents the percentage of total plant operating revenues.
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

Key quarterly production data for RREI is summarized as follows:

	Kilo-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours x	Sales	Kilowatt-	(Loss)*	Amortization
Quarter Ended:	1,000	($)	Hour ($)	($)	($)
September 30, 2011	14,562	942,111	0.0673	(489,767)	508,968
December 31, 2011	17,888	1,159,245	0.0670	(965,553)	508,405
March 31, 2012	19,639	1,057,091	0.0557	(696,689)	509,027
June 30, 2012	15,999	765,255	0.0503	(805,286)	507,783
September 30, 2012	17,836	1,176,107	0.0681	2,348	505,560
December 31, 2012	21,170	1,398,218	0.0679	154,752	505,559
March 31, 2013	19,675	1,064,481	0.0561	67,620	472,040
June 30, 2013	17,248	823,153	0.0499	(715,605)	472,094
September 30, 2013	18,687	1,260,124	0.0695	(1,165)	450,222

* -	Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the nine months ended September 30, 2013, the Company incurred professional and management fees of $980,211, which was an increase of $394,289 (67.3% increase) from the same period in 2012. For the three months ended September 30, 2013, the Company incurred professional and management fees of $248,861 which was an increase of $38,640 (18.4% increase) from the same period in 2012. In the first quarter ended March 31, 2013, the increase was primarily related to the change in the corporate reporting year end. Many of the legal and audit related costs that had been incurred in quarters ended June 30th in prior years were incurred in the first quarter ended March 31, 2013. During the last six months, the increase related primarily to the consulting fees paid to the former CEO’s consulting firm of $194,684. During the nine months ended September 30, 2013, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $254,000, $177,000 and $109,000; respectively.

Salaries and Wages
For the nine months ended September 30, 2013, the Company reported $1,655,624 in salaries and related costs, which was an increase of $857,213 (107.4% increase) from the same period in 2012. For the three months ended September 30, 2013, the Company reported $537,482 in salaries and related costs, which was an increase of $257,838 (92.2% increase) from the same period in 2012. The increase was primarily due to bonuses awarded and due to lower amounts of compensation that were capitalized on the Company’s major projects. During the first quarter of 2013, the Company paid employee bonuses of $171,000. A CEO signing bonus of $100,000, payable in stock, was paid in the second quarter of 2013. During the nine months ended September 30, 2012, significant portions of the management and development compensation costs were allocated to the Company’s capital projects (Neal Hot Springs, Oregon and San Emidio, Nevada – Phases I and II). Since both the Neal Hot Springs and the San Emidio Phase I projects were substantially completed prior to and operational during the current period, salary cost allocations for both projects decreased.

Management and development employee salaries and related costs allocated to major U.S. Geothermal projects are summarized as follows:

	For the Nine Months Ended September 30,
	2013	2012	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	2,297,858	1,737,233	560,625	32.3

Salary and related costs allocated to the following projects:
USG Oregon LLC (Neal Hot Springs Project)	(423,606)	(629,620)	206,014	32.7
USG Nevada LLC (San Emidio Phase I Project)	(64,030)	(117,828)	53,798	45.7
USG Nevada LLC (San Emidio Phase II Project)	(97,683)	(121,767)	24,084	19.8
Development activities in Guatemala	(50,855)	(10,732)	(40,123)	(373.9)
Small projects and plant operations	(6,060)	(58,875)	52,815	89.7
	1,655,624	798,411	857,213	107.4

% - represents the percentage of change from 2012 to 2013.

	For the Three Months Ended September 30,
	2013	2012	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	717,218	560,570	156,648	27.9

Salary and related costs allocated to the following projects:
USG Oregon LLC (Neal Hot Springs Project)	(86,747)	(205,513)	118,766	57.8
USG Nevada LLC (San Emidio Phase I Project)	(20,253)	(35,015)	14,762	42.2
USG Nevada LLC (San Emidio Phase II Project)	(54,135)	(35,403)	(18,732)	52.9
Development activities in Guatemala	(13,225)	(2,283)	(10,942)	(479.3)
Small projects and plant operations	(5,376)	(2,712)	(2,664)	(98.2)
	537,482	279,644	257,838	92.2

% - represents the percentage of change from 2012 to 2013.

Stock Based Compensation
For the nine months ended September 30, 2013, the Company reported $571,160 in stock based compensation, which was a decrease of $204,633 (26.4% decrease) from the same period in 2012. For the three months ended September 30, 2013, the Company reported $307,408 in stock based compensation, which was a slight decrease of $1,279 (0.4% decrease) from the same period in 2012. Stock based compensation includes the calculated values for both Company stock and stock options. In the quarter ended June 30, 2013, stock was provided to the new CEO as a component of his compensation package. The Company issued stock options to employees on August 24, 2012 and July 22, 2013 for 2,917,000 and 1,950,000; respectively. The compensation related to the value of the stock options issued to employees was significantly lower in the quarters ended March 31, 2013 and June 30, 2013 from the same periods in 2012 due to the lower market price of the Company’s outstanding stock during those periods. During the current quarter ended September 30, 2013, the value of stock options was slightly less (8.8% decrease) than the value in the same period ended in 2012. The stock based compensation components are summarized as follows:

	For the Nine Months Ended
	September 30,
	2013	2012	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	523,918	696,938	(173,020)	(24.8)
Stock compensation	47,242	78,855	(31,613)	(40.1)
	571,160	775,793	(204,633)	(26.4)

% - represents the percentage of change from 2012 to 2013.

	For the Three Months Ended
	September 30,
	2013	2012	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	281,459	308,687	(27,228)	(8.8)
Stock compensation	25,949	-	25,949	*
	307,408	308,687	(1,279)	(0.4)

% - represents the percentage of change from 2012 to 2013.
* - variance percentage was undefined.

Exploration Costs
For the nine months ended September 30, 2013, the Company reported $509,174 in exploration costs, which was an increase of $372,457 (272.4% increase) from the same period in 2012. For the three months ended September 30, 2013, the Company reported a negative $67,211 in exploration costs, which was a decrease of $85,783 (461.9% increase) from the same period in 2012. During the quarter ended September 30, 2013, favorable results were obtained from the test well EC-1 at Guatemala (U.S. Geothermal Guatemala S.A.) and the well was determined to have future economic benefit; therefore the current and some prior quarter costs were capitalized. The total capitalized costs directly associated with the well amounted to $1.35 million (approximately $726,000 incurred in the three months ended September 30, 2013).

In September 2013, drilling activities for test well OW-12 for San Emidio Phase II began. In the current quarter ended September 30, 2013, drilling costs were incurred that amounted to over $445,000. These costs will be expensed as incurred until the viability of the project can be determined.

Interest Expense
During the nine months ended September 30, 2013, the Company reported $2,589,825 in interest expense from notes payable ($985,654 interest expense for the three months ended September 30, 2013). All of the construction loan interest incurred during the nine months ended September 30, 2012 was capitalized as a component of the total construction costs.

Other Income/Expenses
For the nine months ended September 30, 2013, the Company reported $90,217 in income in other income/expenses which was a favorable increase of $582,742 (118.3% increase) from the loss from the same period in 2012. In February 2012, water rights on 2,917 acres leased property in the Granite Creek area located in the State of Nevada were relinquished and removed from intangible assets at their carrying amounts that totaled $548,701. The relinquishment was considered to be a loss that was recognized in the nine months ended September 30, 2012.

Net Income/Loss Attributable to the Non-Controlling Interests
The net income/loss attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the nine months ended September 30, 2013, the Company reported $470,624 in net income attributable to non-controlling interests, which was an increase of $2,209,527 from the $1,738,903 net loss reported in the same period ended 2012. For the three months ended September 30, 2013, the Company reported $214,335 in net income attributable to non-controlling interests, which was an increase of $284,816 from the $70,481 net loss reported in the same period ended 2012. The primary reason for the increase was due to the operations of the Neal Hot Springs plant which reported net income of $3,772,776 ($829,374 three months ended September 30, 2013) for the nine months ended September 30, 2013. The impact of the Neal Hot Springs operations on the Company’s reported income attributable to non-controlling entities was an increase of $1,320,471 ($290,281 three months) from the nine months ended September 30, 2012 as compared to the same period ended 2013.

Off Balance Sheet Arrangements

As of September 30, 2013, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2013 are adequate to fund our general operating activities through December 31, 2014. Other project development, such as Guatemala, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits.

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

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At September 30, 2013, $8.0 million in USG Oregon LLC funds were deposited at PNC Bank and $9.7 million in Oregon USG Holdings LLC funds were deposited at Sterling Bank, and were unavailable for immediate corporate needs. The allocation of these funds to the owners of USG Oregon LLC is subject to completion of negotiations regarding the final ownership percentages.

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

In July 2010, the Company applied to the Oregon Department of Energy for the Business Energy Tax Credit (“BETC”), which allows an income tax credit for up to $20 million in qualifying expenditures for a renewable energy project. The Neal Hot Springs project has completed final certification for the credit which can be sold to a pass-through partner and monetized at a cash value of $7.36 million (less a potential 4-5% broker fee). Subject to DOE approval and potential restrictions placed on the use of the BETC cash funds, it is anticipated that the BETC cash will be available during 2013.

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

In September 2010, Oregon USG Holdings, LLC (a wholly owned subsidiary) entered into agreements with Enbridge (U.S.) Inc. that formed a strategic and financial partnership to finance the Neal Hot Springs project located in eastern Oregon. A component of these agreements included a $5 million convertible promissory note, which converted. DOE guaranteed project loan and was treated as an equity contribution by Enbridge to the project. The agreements also provided for additional equity contributions of $13.8 million from Enbridge that when combined with the $5 million convertible promissory note earned Enbridge a 20% direct ownership in the project. As a result of cost overruns for the project, and at the election of the Company, an additional payment obligation of up to $8 million was contributed by Enbridge that increased their direct ownership in the project by 1.5 percentage points for each $1 million contributed. Added to their base 20% ownership, additional payments increased Enbridge’s ownership to 27.5%. An additional $6 million cost overrun facility was established by Enbridge to cover costs that resulted from unexpected poor results from injection well drilling. The additional investment by Enbridge will increase their ownership in USG Oregon LLC based on running a project financial model and determining what percentage of the forecasted project income will be allocated to Enbridge to arrive at a predetermined rate of return for the additional investment. Current estimates of the ownership assuming that all of the investment is used for drilling shows that Enbridge could own up to 40% of the subsidiary. The model will be rerun after all of the variables have been fixed which is anticipated to be in the fourth quarter of 2013 to set the final ownership ratios between the two parties.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2013, the Company held investments of $27,908,222 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended September 30, 2013, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing power purchase contracts that exceed 20 year periods for the power plants currently in production and scheduled to go into production. This type of arrangement will be the model for power purchase contracts planned for future power plants.

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

There has been no change to our internal control over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our transition report on Form 10-K for the nine months ended December 31, 2012. There have been no material changes in the risk factors during the nine months ended September 30, 2013.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 14, 2013	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: November 14, 2013
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement effective July 1, 2013 between U.S. Geothermal Inc. and Douglas J. Glaspey (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 26, 2013)
10.2	Employment Agreement effective July 1, 2013 between U.S. Geothermal Inc. and Kerry D. Hawkley (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 26, 2013)
10.3

Employment Agreement effective December 31, 2010 between U.S. Geothermal Inc. and Jonathan Zurkoff, as amended effective March 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on July 26, 2013)

10.4

Note Purchase Agreement dated September 26, 2013 between USG Nevada LLC and The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company and Prudential Retirement Insurance and Annuity Company*

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