Form 10-Q
period 2014-03-31
US GEOTHERMAL INC
filed 2014-05-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number: 001-34023

U.S. GEOTHERMAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

390 E. Parkcenter Blvd., Suite 250
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller	Smaller reporting company [X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 12, 2014
Common stock, par value	103,715,800
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the First Quarter Ended March 31, 2014

INDEX

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
March 31, 2014

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	March 31, 2014	December 31, 2013

ASSETS

Current:
Cash and cash equivalents (note 2)	$18,364,947	$28,736,934
Restricted cash and bonds (note 3)	2,092,365	3,081,020
Trade accounts receivable	2,956,419	4,106,806
Other current assets	1,163,073	1,079,262
Total current assets	24,576,804	37,004,022

Deposit on acquisition (note 16)	324,436	-
Investment in equity securities (note 4)	-	42,174
Restricted cash and bond reserves (note 3)	18,978,810	18,815,145
Property, plant and equipment, net of accumulated depreciation (note 5)	160,687,656	161,583,938
Intangible assets, net of accumulated amortization (note 6)	15,274,597	15,320,018

Total assets	$219,842,303	$232,765,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,285,517	$1,626,687
Related party accounts payable	5,917	3,089
Current portion of capital lease obligations (note 8)	48,845	48,118
Current portion of notes payable (note 9)	4,113,151	4,127,170
Total current liabilities	5,453,430	5,805,064

Long-term Liabilities:
Long-term portion of capital lease obligations (note 8)	8,426	20,921
Notes payable, less current portion (note 9)	96,954,868	99,226,423
Total long-term liabilities	96,963,294	99,247,344

Total liabilities	102,416,724	105,052,408

Commitments and Contingencies (note 14)	-	-

STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at March 31, 2014 and December 31, 2013 were: 102,954,178 and 102,094,542; respectively)	102,954	102,094
Additional paid-in capital	100,823,572	100,381,207
Accumulated other comprehensive loss	-	(27,321)
Accumulated deficit	(29,559,151)	(30,898,571)
	71,367,375	69,557,409

Non-controlling interests (note 15)	46,058,204	58,155,480
Total stockholders’ equity	117,425,579	127,712,889

Total liabilities and stockholders’ equity	$219,842,303	$232,765,297

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended March 31,
	2014	2013

Plant Revenues:
Energy sales	$8,401,097	$6,988,660
Energy credit sales	100,868	98,330
Total plant operating revenues	8,501,965	7,086,990

Plant Expenses:
Plant production expenses	2,159,706	1,326,081
Depreciation and amortization	1,558,318	1,658,400
Total plant operating expenses	3,718,024	2,984,481

Net Income from Plant Operations	4,783,941	4,102,509

Expenses (Income):
Corporate administration	292,306	292,240
Professional and management fees	369,983	299,381
Salaries and wages	394,713	564,488
Stock based compensation	147,312	59,362
Travel and promotion	34,723	50,505
Exploration costs	24,086	162,009
Interest expense	980,992	480,102
Other (income) expenses	(7,265)	(40,657)
Total expenses (income)	2,236,850	1,867,430

Net Income Before Income Tax Expense	2,547,091	2,235,079

Net Income Tax Expense (note 7):
Income taxes	973,000	853,800
Effect of net deferred tax assets	(973,000)	(853,800)
Net income tax expense	-	-

Net Income	2,547,091	2,235,079

Net income attributable to the non-controlling interests	(1,207,671)	(846,556)

Net Income Attributable to U.S. Geothermal Inc.	1,339,420	1,388,523

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	27,321	(19,665)

Comprehensive Income Attributable to U.S. Geothermal Inc.	$1,366,741	$1,368,858

Basic Net Income Per Share Attributable to U.S. Geothermal Inc.	$0.01	$0.01
Diluted Net Income Per Share Attributable to U.S. Geothermal Inc.	$0.01	$0.01

Weighted Average Number of Shares Outstanding for Basic Calculations	102,300,440	101,516,764
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	124,472,296	122,568,560

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	(Unaudited)
	For the Three Months Ended March 31,
	2014	2013

Operating Activities:
Net Income	$2,547,091	$2,235,079
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	1,590,029	1,688,787
Stock based compensation	147,312	59,362
Loss on sale of securities	27,967	-
Net changes in:
Trade accounts receivable, operating	1,191,915	1,025,835
Accounts payable and accrued liabilities	(391,438)	(766,554)
Prepaid expenses and other	(83,811)	11,279
Total cash provided by operating activities	5,029,065	4,253,788

Investing Activities:
Purchases of property, plant and equipment	(595,230)	(555,814)
Proceeds from ITC cash grants receivable	-	1,051,243
Deposit on acquisition	(324,436)	-
Release of restricted cash reserves and bonds	824,990	-
Total cash provided (used) by investing activities	(94,676)	495,429

Financing Activities:
Issuance of share capital	295,913	-
Contributions from non-controlling interest	-	7,460
Distributions to non-controlling interest	(13,304,947)	(33,849)
Principal payments on notes payable and other obligations	(2,285,574)	(1,153,070)
Principal payments on capital lease	(11,768)	(11,083)
Total cash used by financing activities	(15,306,376)	(1,190,542)

Increase (Decrease) in Cash and Cash Equivalents	(10,371,987)	3,558,675

Cash and Cash Equivalents, Beginning of Period	28,736,934	12,908,779

Cash and Cash Equivalents, End of Period	$18,364,947	$16,467,454

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$53,096	$398,596
Construction and development paid directly with construction loans	-	203,866
Receivable from sale of equity securities	41,528	-
Property and equipment costs reduced by settlement agreements	-	2,142,658
Grants receivable used to decrease construction costs	-	1,719,216

Other Items:
Interest paid	980,992	481,718

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013
(Stated in U.S. Dollars)

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2012	101,516,764	$101,516	$99,524,850	$(32,845,150)	$(3,944)	$56,081,198	$122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(117,248)	(117,248)
Stock issued under terms of employment agreement	577,778	578	99,422	-	-	-	100,000
Stock compensation	-	-	756,935	-	-	-	756,935
Unrealized loss on investment	-	-	-	-	(23,377)	-	(23,377)
Net income	-	-	-	1,946,579	-	2,184,070	4,130,649

Balance at December 31, 2013	102,094,542	102,094	100,381,207	(30,898,571)	(27,321)	58,155,480	127,712,889

Distributions to non-controlling interest entity (note 15)	-	-	-	-	-	(13,304,947)	(13,304,947)
Stock issued by the exercise of employee stock options	724,500	725	227,621	-	-	-	228,346
Stock issued by the exercise of stock purchase warrants	135,136	135	67,432				67,567
Stock compensation	-	-	147,312	-	-	-	147,312
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	1,339,420	-	1,207,671	2,547,091

Balance at March 31, 2014 - unaudited	102,954,178	$102,954	$100,823,572	$(29,559,151)	$-	$46,058,204	$117,425,579

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2104
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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Report on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At March 31, 2014, $4.1 million in USG Oregon LLC funds were deposited at PNC Bank and $44,000 in Oregon USG Holdings LLC funds were deposited at Sterling Bank (now Umpqua Bank), and were unavailable for immediate corporate needs. Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of March 31, 2014 and December 31, 2013, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables expected to be received from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received which may be less than the total amounts requested on the actual grant applications. Therefore, no allowance accounts are considered to be necessary for receivables from grants at March 31, 2014 and December 31, 2013.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity through March 31, 2014. At March 31, 2014, the Company’s total cash balance, excluding money market funds, was $16,623,720, and bank deposits amounted to $16,749,062. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $15,190,355 was not covered by or was in excess of FDIC insurance guaranteed limits. At March 31, 2014, the Company’s money market funds invested in government backed securities totaled $22,808,702 and were not subject to deposit insurance.

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

Stock Options Granted to Employees and Non-employees

The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For employees, directors and officers, the fair value of the awards are expensed over the vesting period. The current vesting period for all such options is eighteen months.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Both basic and diluted were presented for the calculation of the income per share for the periods that reported income. Stock equivalents were not included in the calculation for the periods that reported losses since their inclusion would be considered anti-dilutive. Total common stock equivalents on a fully diluted basis at March 31, 2014 and December 31, 2013 were 124,464,963 and 124,494,963; respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncement was deemed applicable to our financial statements:

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2014	2013
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	349,072	19,848
U.S. Department of Energy, Debt Service Reserve	873,293	2,191,172

	$2,092,365	$3,081,020

Long-term restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2014	2013
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	1,594,437	1,594,437
Prudential Capital Group, Maintenance Reserves	737,282	751,183
Prudential Capital Group, Well Reserves	106,144	53,072
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,599,711	2,668,179
U.S. Department of Energy, Short Term Well Field Reserves	4,658,997	4,507,391
U.S. Department of Energy, Long-Term Well Field Reserves	4,502,339	4,501,191
U.S. Department of Energy, Capital Expenditure Reserves	3,041,002	3,000,794

	$18,978,810	$18,815,145

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at March 31, 2014 and December 31, 2013.

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

During the quarter ended March 31, 2014, all of the Company’s holdings of equity securities (150,000 shares of Alterra Power Corp, a publicly traded renewable energy company) were sold for $41,528, which resulted in a realized loss of $27,967. For the current quarter, the net change of $27,321 was reclassified from other comprehensive income to net income as a result of the sale.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended March 31, 2014, the Company continued with development activities for Phase II San Emidio (located in Northwestern Nevada) and the Guatemala projects. For Phase II San Emidio, over $81,000 was incurred on a seismic study, well pad permitting, and well drilling, At Guatemala, over $395,000 was incurred on temperature gradient wells.

Property, plant and equipment, at cost, are summarized as follows:

	March 31,	December 31,
	2014	2013
Land	$1,603,509	$1,603,509
Power production plant	161,892,765	161,868,687
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,620,661	67,620,661
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	1,604,472	1,462,312
	176,291,616	176,125,378

Less: accumulated depreciation	(22,440,551)	(20,895,943)
	153,851,065	155,229,435
Construction in progress	6,836,591	6,354,503

	$160,687,656	$161,583,938

Depreciation expense charged to plant operations and administrative costs for the three months ended March 31, 2014 and 2013, was $1,544,608 and $1,626,467; respectively.

Changes in Construction in Progress are summarized as follows:

	For the Three	For the Year
	Months Ended	Ended December
	March 31, 2014	31, 2013
Beginning balances	$6,354,503	$2,877,994
Development/construction	482,088	3,694,978
Grant reimbursements and rebates	-	(33,325)
Transfers into production	-	(185,144)
Ending balances	$6,836,591	$6,354,503

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	March 31,	December 31,
	2014	2013
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$740,493	$750,493
Unit II, well construction	2,124,454	2,121,502
	2,874,947	2,871,995
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	5,567	3,910
Unit II, well construction	1,834,981	1,753,299
	1,840,548	1,757,209
El Ceibillo, Republic of Guatemala:
Well Construction	2,121,096	1,725,299

	$6,836,591	$6,354,503

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized by project location as follows:

	March 31,	December 31,
	2014	2013
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(981,170)	(935,749)
	4,469,387	4,514,808
Inactive:
Raft River, Idaho:
Surface water rights	146,343	146,343
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Geothermal water and mineral rights	451,299	451,299

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	10,805,210	10,805,210

	$15,274,597	$15,320,018

Amortization expense was charged to plant operations for the three months ended March 31, 2014 and 2013 totaled $45,421 and $62,320; respectively.

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2014	$136,264
2015	181,685
2016	181,685
2017	181,685
2018	181,685

$863,004

NOTE 7 – PROVISION FOR INCOME TAXES

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

At March 31, 2014, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $10,396,000 (December 31, 2013 - $10,714,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at March 31, 2014 and December 31, 2013. For the current periods ended March 31, 2014 and 2013, the Company has recognized the net deferred income tax asset to the extent of the impact created from current book earnings. During the year ended December 31, 2013, the Company engaged a tax matters consultant to evaluate the value and timing of adjusting the deferred tax valuation allowance. The Company anticipates that any tax obligations will be fully offset by the utilization of prior reserved deferred tax benefits for the year ended December 31, 2013.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Deferred tax assets*:
Net operating loss carry forward	$39,914,000	$38,400,000
Stock based compensation	1,780,000	1,868,000

Deferred tax liabilities*:
Depreciation and amortization	(31,298,000)	(29,554,000)
Net deferred income tax asset	10,396,000	10,714,000
Estimated deferred tax asset recognized and utilized in current period	(973,000)	(1,578,000)
Deferred tax asset valuation allowance	(9,423,000)	(9,136,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is as follows:

	For the Years Ended December 31,
	2014	2013
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	-	-
Net effective tax rate	38.2%	38.2%

At March 31, 2014, the Company had net income tax operating loss carry forwards of approximately $104,486,000 ($100,524,000 in December 31, 2013), which expire in the years 2023 through 2033. The change in the allowance account from December 31, 2013 to March 31, 2014 was an increase of $287,000 for the anticipated deferred tax allocations based on 2014 income.

The net change in the deferred tax asset valuation allowance account is detailed as follows:

	For the Three	For the Year
	Months Ended	Ended December
	March 31, 2014	31, 2013

Change in net operating loss	$1,514,000	$16,258,000
Change in estimated effective tax rate	-	614,000
Net change in difference between book and tax stock compensation costs	(88,000)	251,000
Estimated deferred tax asset recognized and utilized in current period	605,000	(1,578,000)
Change in period book to income tax depreciation	(1,744,000)	(17,518,000)

Net change in deferred tax valuation allowance	$287,000	$(1,973,000)

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the year ended December 31, 2013, nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the year ended December 31, 2013, the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 could be subject to agency examinations as of December 31, 2013. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

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

The scheduled future lease payments for the two contracts are presented as follows:

Capital Lease
Years ending December 31,	Amounts
2014	$38,248
2015	21,249
Total future payments	59,497

Less: imputed interest portion	(2,226)
$57,271

Allocation of capital lease obligations:
Current portion	$48,845
Long-term portion	8,426
$57,271

At March 31, 2014, the net book value of the equipment under capital lease amounted to $69,665 ($155,000, less $85,335 accumulated amortization).

NOTE 9 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. The loan advances began August 31, 2011 and the last advance was taken on July 31, 2013. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. On August 12, 2013, proceeds of the ITC cash grant were distributed in accordance with the loan agreement, with $11,870,137 of the proceeds being used to prepay the Project loan, $11,167,473 of proceeds being used to fund a series of Project reserves, and balance of $9,711,930 being distributed as equity to the project owners. After the loan prepayment, the remaining final loan balance was $70,386,576. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments are scheduled to start at $1,709,963 and are expected to be reduced to $1,626,251 on February 10, 2017. The loan balance at March 31, 2014 totaled $68,820,943 (estimated current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through March 31, 2014	(14,237,022)

Loan balance at March 31, 2014	$68,820,943

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013. The loan balance at March 31, 2014 totaled $1,741,576 (estimated current portion $370,057).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to operating results and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At March 31, 2014, the balance of the loan was $30,505,500 (estimated current portion $323,167).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the estimated annual principal payments were calculated as follows:

For the Fiscal Year Ended	Principal
March 31,	Payments
2014	$4,113,151
2015	4,345,800
2016	4,324,636
2017	4,337,981
2018	3,944,318
Thereafter	80,002,133

$101,068,019

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended March 31, 2014, the Company issued 724,500 shares of common stock as a result of employees and former employees exercising stock options priced between $0.31 and $0.46 per share.

On March 14, 2014, the Company issued 135,136 shares of common stock to an investor exercising stock purchase warrants at a price of $0.50 per share.

During the year ended December 31, 2013, the Company issued 577,778 shares of common stock to an employee of the Company at prices between $0.35 and $0.36 per share under the terms of an employment agreement.

NOTE 11 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009 and September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2014, the Company can issue stock option grants totaling up to 15,443,127 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At March 31, 2014, the Company had 11,133,750 options granted and outstanding.

During the quarter ended March 31, 2014, 724,500 stock options exercisable at prices between $0.31 and $0.46 were exercised by employees and former employees.

On February 22, 2014, 30,000 stock options exercisable at a price of $0.46 issued to employees were forfeited due to the termination of employment.

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

The following table reflects the summary of stock options outstanding at December 31, 2012 and changes for the year ended December 31, 2013 and three months ended March 31, 2014:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, December 31, 2012	10,239,625	$0.91	$0.55	$5,606,309
Forfeited/Expired	(1,566,375)	2.18	1.20	(1,872,094)
Exercised	-	-	-	-
Granted	3,215,000	0.42	0.25	808,500
Balance outstanding, December 31, 2013	11,888,250	0.61	0.38	4,542,715
Forfeited/Expired	(30,000)	0.46	0.24	(7,200)
Exercised	(724,500)	0.32	0.16	(115,122)
Granted	-	-	-	-

Balance outstanding, March 31, 2014	11,133,750	$0.63	$0.40	$4,420,393

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Three	For the Year
	Months Ended	Ended December
	March 31, 2014	31, 2013
Dividend yield	0	0
Expected volatility	71-81%	71-81%
Risk free interest rate	0.27-0.82%	0.27-0.82%
Expected life (years)	4.63	4.63

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at March 31, 2014:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 0.92	1,698,250	0.15	1,698,250	$1,200,208
1.58	68,000	0.48	68,000	26,435
0.86	1,300,000	1.45	1,300,000	752,207
0.83	2,590,000	2.18	2,590,000	1,269,100
0.60	100,000	2.45	100,000	36,072
0.31	2,217,500	3.40	2,217,500	344,960
0.46	1,895,000	4.31	947,500	230,148
0.41	15,000	4.42	7,500	1,506
0.35	1,250,000	9.05	625,000	169,000
$ 0.63	11,133,750	3.16	9,553,750	$4,029,636

The following table summarizes information about the stock options outstanding at December 31, 2013:

	OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 0.92	1,698,250	0.40	1,698,250	$1,200,208
1.58	68,000	0.73	68,000	26,435
0.86	1,300,000	1.70	1,300,000	752,207
0.83	2,590,000	2.43	2,590,000	1,269,100
0.60	100,000	2.70	100,000	36,072
0.31	2,917,000	3.65	2,187,750	340,332
0.46	1,950,000	4.56	487,500	118,414
0.41	15,000	4.67	3,750	753
0.35	1,250,000	9.30	625,000	169,000
$ 0.61	11,888,250	3.43	9,060,250	$3,912,521

A summary of the status of the Company’s nonvested stock options outstanding at December 31, 2012 and changes during the year ended December 31, 2013 and three months ended March 31, 2014 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, December 31, 2012	2,212,750	$0.31	$0.16
Granted	3,215,000	0.42	0.25
Vested	(2,599,750)	0.35	0.23
Forfeited/Expired	-	-	-
Nonvested, December 31, 2013	2,828,000	0.39	0.23
Granted	-	-	-
Vested	(1,240,500)	0.37	0.19
Forfeited/Expired	(7,500)	0.46	0.24
Nonvested, March 31, 2014	1,580,000	$0.41	$0.25

As of March 31, 2014, there was $268,441 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at March 31, 2014 and December 31, 2013 was $121,062 and $683,143, respectively.

Stock Compensation Plan (Restricted Shares)

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, which were distributed at the end of a one-year vesting period subsequent to period end. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares were issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000 and the recognized cost through March 31, 2014 was $100,292.

Stock Purchase Warrants

At March 31, 2014, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
September 16, 2015	246,285	$1.25	4,104,757	$1.25
May 23, 2017	255,721	0.44	-	-
December 21, 2017	-	-	5,770,272	0.50

On March 14, 2014, 135,136 share purchase warrants were exercised by an investor at the warrant exercise price of $0.50.

On February 2013, 500,000 stock purchase warrants at an exercise price of $5.00 expired without exercise.

NOTE 12 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of March 31, 2014 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$22,808,702	$22,808,702	$-	$-

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

NOTE 13 - RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013 the amounts of $5,917 and $3,089; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees for the three months ended March 31, 2014 and 2013 totalled $29,400 and $30,000; respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the three months ended March 31, 2014 and 2013, of $117,904 and $66,571; respectively.

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

Raft River Energy I LLC
The Company has entered into several lease contracts for approximately 1,298 acres of land and geothermal water rights located in the Raft River area located in Southern Idaho. The contracts expire from March 2013 to December 2033. The contracted lease payments are scheduled for $31,287 for the year ended December 31, 2014.

Office Lease

Park Center Boulevard
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that begin February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the three months ended March 31, 2014, the office lease costs totaled $28,958.

Tyrell Lane
Under the contract, the lease payments were due in monthly installments of $6,535. The contract ended January 31, 2014. The total office lease costs incurred under the contract and the prior contract for year ended December 31, 2013 totaled $78,423 ($19,606 for the three months ended March 31, 2013).

Contracted Lease Obligation Schedule

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years:

Year Ending
December 31,	Amount
2014	$328,660
2015	534,828
2016	566,115
2017	561,053
2018	532,710
Thereafter	9,475,229

Power Purchase Agreements

Raft River Energy I LLC
The Company signed a power purchase agreement with Idaho Power Company for the sale of power generated from its joint venture Raft River Energy I LLC. The Company also signed a transmission agreement with Bonneville Power Administration for transmission of electricity from this plant to Idaho Power. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities.

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of March 31, 2014, the Company has funded a security deposit of $1,468,898.

USG Oregon LLC
In December of 2009, the Company’s subsidiary (USG Oregon LLC), signed a power purchase agreement with Idaho Power Company for the sale of power generated by the Neal Hot Springs, Oregon project. The agreement has a term of 25 years and provides for the purchase of power up to 25 megawatts (22 megawatt planned annual average output level). Beginning 2012, the flat energy price is $96.00 per megawatt hour. The price escalates annually by 3.9% in the initial years and by 1.0% during the latter years of the agreement. The approximate 25-year levelized price is $117.65 per megawatt hour.

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. Subsequent to June 30, 2013, the Company began matching 50% of the employee’s contribution up to 6%. Prior to June 30, 2013, the plan required the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $24,751 and $9,478 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 15 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	March 31,	December 31,
	2014	2013

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$404,344	$404,352
Oregon USG Holdings LLC interest held by Enbridge Inc.	23,838,024	35,926,826
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	21,815,836	21,824,302
	$46,058,204	$58,155,480

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the quarter ended March 31, 2014, distributions were made to the Company and Enbridge that totaled $9,809,525 and $13,304,947; respectively.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the three months ended March 31, 2014 and the year ended December 31, 2013, RREI made principal payments on the loan of $261,797 and $755,288; respectively. The balance of the loan at March 31, 2014 was $1,119,065. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through May 14, 2014, which is considered to be the issuance date. The following events were identified for disclosure:

Acquisition of Ram Power’s Geysers Project
On April 22, 2014, the Company completed the acquisition of Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California for a total of $6.4 million. The acquisition included Ram’s subsidiaries: Western GeoPower, Inc., Skyline Geothermal Holdings, Inc., and Etoile Holdings, Inc. which includes all membership interests in Mayacamas Energy LLC and Skyline Geothermal LLC. The assets acquired include 5 completed production/injection wells that the Company believes will have enough total initial steam production for approximately 30 gross megawatts. The Company will evaluate whether to construct a power plant or sell the steam to one of the existing power companies in the area. At March 31, 2014, the Company had incurred $324,436 in acquisition costs, including a deposit, related to this project.

Stock (Restricted Shares) and Stock Options Awards
On April 2, 2014, the Company awarded 2,883,500 stock options at an exercise price of $0.74 expiring on April 2, 2019 and 559,122 shares of Company stock at a price of $0.74 that fully vest on April 2, 2015 to its employees and directors.

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

The U.S. dollar is the Company’s functional currency. All references to “dollars” or “$” are to United States dollars.

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended March 31, 2014 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended March 31, 2014, the Company was focused on:

1)	Operating and optimizing Neal Hot Springs, San Emidio and Raft River power plants;
2)	Drilling temperature gradient holes at El Ceibillo;
3)	Permitting new wells at San Emidio for Phase II;
4)	Negotiating and acquiring the leases associated with the Vale Butte resource area;
5)	Conducting due diligence and acquiring the Geysers project from Ram; and
6)	The evaluation of other potential new geothermal projects and acquisition opportunities.

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

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Raft River (Unit I)	Idaho	JV(2)	13.0(1)	Idaho Power	2032
San Emidio (Unit I)	Nevada	100%	9.0	Sierra Pacific	2038
Neal Hot Springs	Oregon	JV(3)	22.0	Idaho Power	2036

(1)	Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently is approximately 10.0 megawatts annual average.
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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
El Ceibillo Phase I	Guatemala	100%	25	4th Quarter 2015	$135	MOU
San Emidio Phase II	Nevada	100%	11	4th Quarter 2015	$55	NV Energy

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	TBD
Granite Creek	Nevada	100%	TBD
El Ceibillo Phase II	Guatemala	100%	25
San Emidio Phase III	Nevada	100%	17.2
Neal Hot Springs II	Oregon	100%	28
Raft River Unit II	Idaho	100%	26
Raft River Unit III	Idaho	100%	32

Resource Details
	Property Size
Property	(square miles)	Temperature (ºF)	Depth (Ft)	Technology
Raft River	10.8	275-302	4,500-6,000	Binary
San Emidio	35.8	289-316	1,500-3,000	Binary
Neal Hot Springs	9.6	311-347	2,500-3,000	Binary
Gerlach	5.6	338-352	2,000-3,000	Binary
Granite Creek	3.8	TBD	TBD	Binary
El Ceibillo	38.6	410-526	1,800-TBD	Steam

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. The Neal Hot Springs facility is designed as a 22 megawatt net annual average power plant, consisting of three separate, 7.33 net megawatt modules. The facility achieved commercial operation under the terms of the power purchase agreement on November 16, 2012. Generation from the facility during the first quarter of 2014 totaled 56,047 megawatt-hours with an average of 26.56 net megawatts per hour of operation. Plant availability was 97.7% during the quarter as plant operations continue to improve.

On June 27, 2013, the Company accepted substantial completion by the EPC contractor of all three of the Neal Hot Springs units. Final completion of the project was achieved on July 31, 2013. The DOE loan for the project was closed at final completion with a balance of $70.4 million that bears an interest rate of 2.598% over a 22 year term. The total construction cost of the project was $128.1 million, plus an additional $11.2 million is held in various project reserve accounts.

In February 2014, the final ownership interest in the Neal Hot Springs project was determined to be 60% for U.S. Geothermal and 40% for Enbridge. As a result of the final agreement, U.S. Geothermal received an approximate $6.2 million cash distribution from the partnership. The first cash distribution of profits was made from the project in March, and U.S. Geothermal received $4.6 million. Under the terms of the U.S. Department of Energy loan agreement, profits from the project are distributed to the equity partners semi-annually (February and August).

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

San Emidio, Nevada
The Phase I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. Generation from the facility during the first quarter 2014 totaled 21,223 megawatt-hours, with an average of 9.86 net megawatts per hour of operation. Plant availability was 99.6% during the quarter.

The Phase I plant completed its capacity testing during the first quarter of 2013, and as a result of the capacity test exceeding the design output, the plant was up-rated to 9.0 megawatt net annual average per hour from the design point basis of 8.6 megawatts. Substantial Completion under the Engineering Procurement and Construction (“EPC) contract with SAIC was achieved February 21, 2013 and Final Completion under the terms of the EPC was executed on June 24, 2013. Upon Substantial Completion, SAIC held a construction loan on the project with a balance of $27 million, which was divided into a $25 million loan (which has been paid in full) and a $2 million unsecured loan with a 5 year term at 7% interest which is being paid down with quarterly payments of $119,382.

The $25 million construction loan held by SAIC was paid off in September of 2013, and was replaced with long term notes purchased by Prudential Capital Group’s related entities. The Prudential notes are for an aggregate of approximately $30.74 million, have a term of approximately 24 years, and bear a fixed interest rate of 6.75% per annum.

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

The Phase II expansion is dependent on successful development of additional production and injection well capacity. The cost of development for Phase II is estimated at approximately $55 million. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The first stage of the DOE project applied innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture fractures that represent high-productivity geothermal drilling targets and was completed in 2011. Two zones along the 4.5 mile long San Emidio fault structure were identified as high quality targets for drilling during the first phase of the DOE program, a South Zone and a North Zone.

The second stage of the DOE program is a 50-50 cost shared drilling plan that is intended to follow up on targets identified in the first stage. Drilling started in the South Zone, and two wells were completed by the Company. After approval of the drilling program by the DOE in November 2011, one of the first two wells was deepened and three additional wells were completed in the South Zone with the costs being shared on a 50-50 basis.

Permitting was initiated with the Bureau of Land Management for four new observation wells to be drilled in the South Zone to follow up on the high temperatures found in wells 61-21 (302°F) and 45-21 (316°F). As part of the permitting process, cultural and biological surveys were performed, and the well design and drilling program were submitted during the quarter. Permits for these wells are expected to be issued by the BLM in the second quarter of 2014. Well 61-21 (formerly OW-10) in the South Zone, was reworked beginning on October 25, 2013 and was completed on November 2, 2013. Flow testing of 61-21 is planned for the second or third quarter of 2014.

In the North Zone, well OW-12 was drilled during the fourth quarter of 2013 to a depth of 3,643 feet and found a bottomhole temperature of approximately 180°F. No additional drilling is currently planned for the North Zone.

Raft River, Idaho
The Raft River project is located in Southern Idaho, near the town of Malta, and achieved commercial operation in January 2008. Generation from the facility during the first quarter 2014 totaled 21,614 megawatt-hours, with an average of 10.06 net megawatts per hour of operation. Plant availability was 99.5% during the quarter.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year. Power generated during 2013 was paid at an average price of $59.47 per megawatt-hour. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The average price paid under the PPA for 2014 has increased to $60.72 per megawatt-hour. In addition to the price paid for energy by Idaho Power, Raft River currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits to Holy Cross Energy, a Colorado electric cooperative.

The project was awarded an $11.4 million cost-shared, thermal fracturing program grant from the Department of Energy, which began the first stage of injection in June 2013 and continued until September 2013 when the second stage was started. Four, 300 foot deep seismic monitoring wells were completed in the area around well RRG-9 and seismic geophones were installed. Seismic monitoring will be conducted for the duration of the thermal fracturing program. Injection continued through the quarter from power plant injectate at an approximate temperature of 140°F. Flow in to the well has seen a moderate increase indicating that additional permeability is developing. Subsequent to the end of the quarter, in early April high pressure injection was initiated over two days with injection pressures of 850 to 1000 pounds at the well head. Data from the tests is being evaluated.

If the fracturing program is successful, and permeability is improved to a commercial level, well RRG-9 may be utilized as a production or injection well for the existing Raft River power plant. The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data, and monitoring support.

Republic of Guatemala
A geothermal energy rights concession located 14 kilometers southwest of Guatemala City was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession has a 5 year term for the development and construction of a power plant. Discussions are being held with the Guatemalan Ministry of Energy and Mines to support a new schedule based on the current status of the project. There are 24,710 acres (100 square kilometers) in the concession which is at the center of the Aqua and Pacaya twin volcano complex.

An office and staff are located in Guatemala City and a 17.2 acre plant site has been leased on land adjacent to the existing wells. Several parties have expressed interest in the potential purchase of an equity interest in the El Ceibillo project. El Ceibillo, the first development target on the concession, is located near the town of Amatitlan, in a developed industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast.

An initial development of a 25 megawatt (Phase I) power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

A temperature gradient (“TG”) drilling program was initiated during the first quarter with a series of 656 foot (200 meter) deep wells planned. Nine TG wells have been completed with depths ranging from 656 to 1,312 feet (200 to 400 meters). The results are being evaluated and a follow up round of drilling is being planned.

A first phase of drilling took place during the third quarter of 2013 when well EC-1 was drilled to a depth of 4,829 feet (1,472 meters) and encountered a bottom hole temperature of 491°F (255°C), with the temperature gradient at the bottom of the hole rising at a rate of 7.1°F/100 Feet (129.1°C/km) . High temperatures in excess of 392°F (>200°C) were encountered in the well beginning at a depth of 2,625 feet (800 meters), which represents a potential high temperature reservoir interval in excess of 2,204 feet (672 meters) thick. Due to the high temperature gradient found in the lower section of the well, the decision was made to deepen the well. The final depth of the well is 5,650 feet (1,722 meters) with a measured bottom-hole temperature of 526°F (274°C). Clean out and short term flow tests were conducted along with temperature surveys and have been incorporated in the geologic model of the reservoir.

In early September 2013, the Guatemalan Ministry of the Environment and Natural Resources (“MARN”) issued the Environmental License for the construction and operation of the planned, first phase, 25 megawatt power plant at the El Ceibillo site. The license is based on the Environmental Impact Assessment Study that was submitted in December 2012, describing the initial design of the 25 megawatt facility, and requires the submittal of final design specifications for review by MARN prior to starting physical construction of the plant. Additionally, the license requires compliance with all legal and regulatory requirements under Guatemalan law, submittal of an air quality monitoring plan, and that final design comply with the strict guidelines for noise, dust and hydrogen sulfide emissions. Prior to issuance of the license, an environmental bond of Q344,850 Quetzals (approximately US $45,000) was posted with the Ministry of Environment and Natural Resources.

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

The El Ceibillo geothermal project area had nine previous wells drilled into the geothermal concession during the 1990s which have depths ranging from 560 to 2,000 feet (170 to 610 meters). A few of those wells had adequate flow and temperature to support a direct use application. Six of the wells had measured reservoir temperatures in the range of 365°F to 400°F and had high conductive gradients that indicated rapidly increasing temperature with depth. Fluid samples and mineralization from the wells indicated the existence of a high permeability reservoir below or near the existing well field.

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

Drilling to intersect a previously identified lost circulation target at 1,600 feet deep resumed on well 18-10a on April 14, 2012 and was stopped on April 18, 2012 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Subsequent temperature surveys indicate an isothermal temperature profile at 241°F which may indicate that higher temperature fluid does not occur below the 18-10a well site.

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

Operating Results

For the three months ended March 31, 2014, the Company reported net income attributable to the Company of $1,339,420 ($0.01 income per share) which represented a $2,117 decrease from the net income of $1,388,523 million reported in the same period in 2013 ($0.01 income per share). Generally favorable variances were reported that related to the operations of the Company’s three power plants. Notable favorable variances were reported in salaries and wages, and exploration costs. Notable unfavorable variances were reported in professional and management fees, stock based compensation and interest expense.

Plant Operations
During the three months ended March 31, 2014, the Company’s energy production revenues and related operating costs originated from its three fully operational power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) is located by Vale, Oregon and began commercial operations on November 16, 2012.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Three Months Ended March 31,
	2014		2013
	$	%*	$	%*
Energy sales by plant:
Neal Hot Springs, Oregon	5,266,455	62.7	4,197,252	60.1
San Emidio, Nevada	1,935,091	23.0	1,726,927	24.7
Raft River, Idaho	1,199,551	14.3	1,064,481	15.2
	8,401,097	100.0	6,988,660	100.0

%* - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	March 31,	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2013	2014
Neal Hot Spring, Oregon	46,137	30,016	25,832	53,445	56,047
San Emidio, Nevada	19,228	18,039	18,317	21,112	21,223
Raft River, Idaho	19,675	17,248	18,687	21,951	21,614
	85,040	65,303	62,836	96,508	98,884

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
The Neal Hot Springs plant was considered to be commercially operational on November 16, 2012. The quarter ended March 31, 2013, was the plant’s first full quarter of operations. Energy production for the current quarter of 56,047 megawatt hours was the highest in the plant’s operating history. This was a 21.5 % increase in energy production and a 25.5% increase in energy sales from the quarter ended March 31, 2013. The average rate for the current quarter was 93.8 per megawatt hour was 17.0% higher than the average rate earned in the quarter ended March 31, 2013 and 17.2 % lower than the prior quarter ended December 31, 2013. The average rate was lower than the prior quarter since the month of March is subject to the lower contracted seasonal rate. The increase in plant production related to the improvements in availability during the current quarter.

Plant operating costs increased $421,749 (81.4% increase) in the current quarter ended March 31, 2014 from the same quarter ended 2013. The largest variances were noted in administrative and plant/well field costs. For the quarter ended March 31, 2014, the plant’s insurance costs totaled $104,808, which was an increase of $97,841 from the same quarter in 2013. In July 2013, the plant’s insurance coverage transferred from a builders’ risk policy to a full property coverage policy which resulted in a significant increase in cost. Also, professional and consulting fees that exceeded $43,000 were incurred in the current quarter for a reservoir study, engineering services and loan transfer fees. All of these costs were required by the U.S. Department of Energy. During the current quarter, the plant incurred $95,200 in refrigerant costs, which is expected to meet the needs of the plant for the entire year.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Three Months Ended March 31,
	2014		2013		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	5,266,455	100.0	4,197,252	100.0	1,069,203	25.5

Plant expenses:
General operations	939,993	17.8	518,244	12.3	(421,749)	(81.4)
Depreciation and amortization	817,503	15.5	779,299	18.6	(38,204)	(4.9)
	1,757,496	33.4	1,297,543	30.9	(459,953)	(35.4)

Operating income	3,508,959	66.6	2,899,709	69.1	609,250	21.0

Other income (expense):
Interest expense	(445,332)	(8.5)	(480,103)	(11.4)	34,771	7.2
Other and interest income	6,725	0.1	5,042	0.1	1,683	33.4
	(438,607)	(8.3)	(475,061)	(11.3)	36,454	7.7

Net income	3,070,352	58.3	2,424,648	57.8	645,704	26.6

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net	&
	Hours	Sales	Megawatt	Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2012	23,256	2,329,030	88.7	1,451,523	256,670
March 31, 2013	46,137	4,197,252	90.6	2,424,648	779,299
June 30, 2013	30,016	2,435,304	80.2	518,754	814,434
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,455	93.8	3,070,352	817,503

* - The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the three months ended March 31, 2014, the San Emidio plant reported net income of $423,351 which was decrease of $410,915 (49.3% decrease) from $834,266 of income reported in the same quarter in 2013. During the current quarter, the plant produced 21,223 megawatt hours and $1,935,091 in energy sales, which were the highest quarterly levels for both generation and revenues in the plant’s operating history. The current quarter’s levels represented a 10.4% increase energy production and a 12.1% increase in energy sales from the same quarter in 2013. The production improvements were related to increased efficiency and availability. Improvements were made to the plant that increased the amount of brine flow through the plant and an additional production pump was installed. The largest cost increase from the current quarter from the same quarter ended 2013 was related to property taxes. In the quarter ended March 31, 2013, the plant received a property tax refund that amounted to $226,860 that originated from a 2012 tax assessment error. This refund reduced the 2013 quarter’s operating costs.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended March 31,
	2014		2013		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	1,935,091	100.0	1,726,927	100.0	208,164	12.1

Plant expenses:
Operations	681,427	35.2	485,490	28.1	(195,937)	(40.4)
Depreciation and amortization	312,908	16.2	407,060	23.6	94,152	23.1
	994,335	51.4	892,550	51.7	(101,785)	(11.4)

Operating income	940,756	48.6	834,377	48.3	106,379	12.7

Other income (expense):
Interest expense	(517,405)	(26.7)	(111)	0.0	(517,294)	#

Net income	423,351	21.9	834,266	48.3	(410,915)	(49.3)

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# - variance percentage that is extremely high or undefined.
The intercompany elimination adjustments for management fees are not incorporated into thepresentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

				Net
	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2012 (1)	-	-	-	(475,961)	189,126
June 30, 2012 (2)	5,465	427,931	77.6	(8,693)	181,333
September 30, 2012	8,280	745,494	89.7	101,154	253,429
December 31, 2012	16,231	1,459,078	90.0	(223,412)	416,091
March 31, 2013	19,228	1,726,927	90.3	834,266	407,060
June 30, 2013	18,039	1,628,382	90.3	(212,058)	365,314
September 30, 2013	18,317	1,531,260	83.6	355,499	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,351	312,908

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

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

Net income from Raft River Energy I LLC (“RREI”) operations of $61,749 for the three months ended March 31, 2014, decreased by $5,871 (8.7% decrease) from net income for the quarter ended in 2013. The current quarter’s energy production increased 9.86% and energy sales increased 12.7% from the same quarter ended in 2013. Production increases were primarily due to improvements in availability and general performance. The performance improvements were directly associated with repairs and modifications made to the cooling tower pumps.

The largest cost increase from the current quarter from the same quarter ended 2013 was related to repairs and maintenance expenses. In the quarter ended March 31, 2013, the plant offset repair costs with proceeds received from grants related to well repairs that amounted to $217,594. These repairs of wells RRG-2 and RRG-7 were completed in January 2012.

The summarized statements of operations for RREI are as follows:

	Three Months Ended March 31,
	2014		2013		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	1,199,551	92.2	1,064,481	91.5	135,070	12.7
Energy credit sales	100,868	7.8	98,330	8.5	2,538	2.6
	1,300,419	100.0	1,162,811	100.0	137,608	11.8

Plant expenses:
General operations	777,307	59.8	579,736	49.9	(197,571)	(34.1)
Depreciation and amortization	427,907	32.9	472,040	40.6	44,133	9.3
	1,205,214	92.7	1,051,776	90.5	(153,438)	(14.6)

Operating income	95,205	7.3	111,035	9.5	(15,830)	(14.3)

Other income (expense):
Interest expense	(33,719)	(2.6)	(56,826)	(4.9)	23,107	40.7
Other and interest income	263	0.0	13,411	1.2	(13,148)	(98.0)
	(33,456)	(2.6)	(43,415)	(3.7)	9,959	22.9

Net income	61,749	4.7	67,620	5.8	(5,871)	(8.7)

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2012	19,639	1,057,091	55.7	(696,689)	509,027
June 30, 2012	15,999	765,255	50.3	(805,286)	507,783
September 30, 2012	17,836	1,176,107	68.1	2,348	505,560
December 31, 2012	21,170	1,398,218	67.9	154,752	505,559
March 31, 2013	19,675	1,064,481	56.1	67,620	472,040
June 30, 2013	17,248	823,153	49.9	(715,605)	472,094
September 30, 2013	18,687	1,260,124	69.5	(1,165)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,551	57.9	61,749	427,907

* - Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees

For the three months ended March 31, 2014, the Company incurred professional and management fees of $369,983, which was an increase of $70,602 (23.6 % increase) from the same quarter in 2013. During the current quarter, consulting fees were paid to the former CEO’s consulting firm of $39,761. These consulting fees were not incurred in the quarter ended March 31, 2013. Also, consulting costs of $37,809 were paid to a geologist in the current quarter that were included in the Company salaries and wages in 2013. During the current quarter ended March 31, 2014, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $116,000, $45,000 and $35,900; respectively. During the quarter ended March 31, 2013, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $115,000, $44,000 and $57,000; respectively.

Salaries and Wages
Salaries and wages include payroll and related costs incurred for exploration, design and development costs that cannot be capitalized, as well as general management and administration. Payroll and related costs for plant operations are expensed as plant production costs. For the three months ended March 31, 2014, the Company reported $394,713 in salaries and related costs, which was a decrease of $169,775 (30.1% decrease) from the same quarter in 2013. Salaries and related costs for administration and development employees before allocations were $101,158 (14.6%) higher in the quarter ended March 31, 2013 than in the current quarter. The primary difference between the two quarters were bonuses of $171,000 awarded in 2013 (the 2014 bonuses were awarded in April 2014). In the current quarter, fewer amounts of payroll costs ($137,646 less) were allocated to capital projects than in the same quarter in 2013. In first quarter of 2013, approximately $192,000 payroll and related costs were capitalized for design and other development activities for the Neal Hot Springs, Oregon project. In the current quarter, $82,080 in costs were allocated to plant operations for general management and other support activities. In the first quarter 2013, portions of the plant managements’ time ($122,814 allocated cost) was incurred for general management and other non-capital development activities.

Management and development employee salaries and related costs are as follows:

	For the Three Months Ended March 31,
	2014	2013	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	590,340	692,867	(102,527)	(14.8)

Cost allocations:
Capital projects	(113,547)	(251,193)	137,646	54.8
Operating management charged to general corporate management and other non-capital development activities	-	122,814	(122,814)	#
Corporate management and support for plant operations	(82,080)	-	(82,080)	#
	394,713	564,488	(169,775)	(30.1)

% - represents the percentage of change from 2013 to 2014.
# - variance percentage that is extremely high or undefined.

Stock Based Compensation
For the three months ended March 31, 2014, the Company reported $147,312 in stock based compensation, which was an increase of $87,950 (148.2% increase) from the same quarter in 2013. Stock based compensation includes the calculated values for both Company stock and stock options. The Company uses the Black-Scholes option-pricing model to value the cost of the outstanding stock options. The higher value of the stock options for the current quarter was directly impacted by the increase in the Company’s stock price and the related increase in the volatility of the Company’s stock price. During the current quarter, the Company’s common stock price reached a high of $0.95 and a low of $0.38 ($0.54 average daily closing price). During the quarter ended March 31, 2013, the Company’s common stock price reached a high of $0.37 and a low of $0.31 ($0.34 average daily closing price).

The stock based compensation components are summarized as follows:

	For the Three Months Ended
	March 31,
	2014	2013	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	121,062	59,362	61,700	103.9
Stock compensation	26,250	-	26,260	-
	147,312	59,362	87,950	148.2

% - represents the percentage of change from 2013 to 2014.

Exploration Costs
For the three months ended March 31, 2014, the Company reported $24,086 in exploration costs, which was a decrease of $137,923 (85.1% decrease) from the same quarter in 2013. During the quarter ended March 31, 2013, the Company incurred drilling costs that exceeded $162,000 for test wells at Guatemala (U.S. Geothermal Guatemala S.A.). Most of drilling costs incurred in the current quarter were capitalized.

Interest Expense
During the three months ended March 31, 2014, the Company reported $980,992 in interest expense from notes payable, which was an increase of $500,890 (104.3%) from the same quarter in 2013. The primary reason for the increase related to the amount interest expense incurred by USG Nevada LLC (San Emidio, Nevada). During the quarter ended March 31, 2013, the Prudential Capital Group loan had not been finalized and most of the interest incurred under the contractor’s obligations was capitalized. In the current quarter, USG Nevada LLC incurred interest costs that totaled $517,406 (primarily Prudential Capital Group).

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the three months ended March 31, 2014, the Company reported $1,207,671 in net income attributable to non-controlling interests, which was an increase of $361,115 from the $846,556 net income reported in the same quarter ended 2013. The primary reason for the increase was due to the operations of the Neal Hot Springs plant which reported net income of $3,070,352 for the three months ended March 31, 2014. The impact of the Neal Hot Springs operations on the Company’s reported income attributable to non-controlling entities was an increase of $368,455 from the three months ended March 31, 2013 as compared to the same quarter ended 2014.

The net (income) or loss attributable to the non-controlling interest entities is detailed as follows:

	For the Three Months Ended
	March 31,
Subsidiaries and Non-Controlling	2014	2013	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	(1,216,146)	(847,691)	(368,455)	(43.5)
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	8,467	904	7,563	#
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(8)	231	(223)	(96.5)
	(1,207,671)	(846,556)	(361,115)	(42.7)

% - represents the percentage of change from 2013 to 2014.
# - variance percentage that is extremely high or undefined.

Off Balance Sheet Arrangements

As of March 31, 2014, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2014 are adequate to fund our general operating activities through December 31, 2014. Other project development, such as Guatemala and the San Emidio expansion, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits.

The recent financial credit crisis has not impacted the ability of our customers, Idaho Power Company and Sierra Pacific Power (NV Energy), to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. The status of the credit and equity markets could delay our project development activities while the Company seeks to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

After the end of the quarter, on April 21, 2014, the Company completed the acquisition of Ram Power Corp.’s Geysers project for a total of $6.4 million in cash. The Ram subsidiaries included in the acquisition are Western GeoPower, Inc., Skyline Geothermal Holding, Inc., and Etoile Holdings Inc., which in turn includes all membership interests in Mayacamas Energy LLC and Skyline Geothermal LLC. The acquired Ram subsidiaries possess the full development interest in the project. These interests include all geothermal leases (covering 3809 acres), development design plans, and permits for a proposed 26 net megawatt power plant, and includes land and geothermal mineral rights ownership of the Mayacamas property purchased by Ram in 2010. This property contains 4 existing geothermal wells immediately available for production or injection and one historic well available for use after reworking. Finally, the acquisition includes a 50% undivided interest in the geothermal mineral rights relating to the property that contains the 5th existing well also purchased by Ram in 2010. The other 50% interest in this property is contained within an acquired leasehold interest.

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

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At March 31, 2014, $18.9 million in USG Oregon LLC funds were deposited at PNC Bank, and were unavailable for immediate corporate needs.

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

In July 2010, the Company applied to the Oregon Department of Energy for the Business Energy Tax Credit (“BETC”), which allows an income tax credit for up to $20 million in qualifying expenditures for a renewable energy project. The Neal Hot Springs project completed final certification for the credit and sold it to a pass-through partner, monetized at a cash value of $7.36 million (less a broker fee) in November 2013.

On May 21, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof. Pursuant to the Purchase Agreement LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Following this initial purchase, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the TSX. The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of Common Stock if the purchase price of those shares, determined as set forth in the Purchase Agreement, would be below $0.25 per share. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. As consideration for entering into the Purchase Agreement, the Company has issued to LPC 651,819 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 651,819 shares. As of March 31, 2014, the Company has sold LPC an aggregate of 4,625,506 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $1,343,639 (net of $86,911 broker and legal fees). On December 21, 2012, the Company and LPC entered into an Amendment No. 1 to the Purchase Agreement (the “Amendment”) to reduce the total amount that can be purchased under the Purchase Agreement, including amounts already purchased, from $10,750,000 to $6,500,000.

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

Potential Acquisitions and Acquisitions Completed Subsequent to Period End

On April 22, 2014, the Company completed the acquisition of Ram Power Corp.’s (“Ram”) Geysers Project in located in Northern California for a total of $6.4 million. The acquisition included Ram’s subsidiaries: Western GeoPower, Inc., Skyline Geothermal Holdings, Inc., and Etoile Holdings, Inc. which includes all membership interests in Mayacamas Energy LLC and Skyline Geothermal LLC. The assets acquired include 5 completed production/injection wells that the Company believes have enough total initial steam production for approximately 30 gross megawatts. The Company will evaluate whether to construct a power plant or sell the steam to one of the existing power companies in the area.

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

See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Transition Report on Form 10-K for the year ended December 31, 2013, for a description of our critical accounting policies.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At March 31, 2014, the Company held investments of $22,808,702 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended March 31, 2014, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our transition report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the risk factors during the three months ended March 31, 2014.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: May 14, 2014	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: May 14, 2014
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