Form 10-Q
period 2014-06-30
US GEOTHERMAL INC
filed 2014-08-14
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 12, 2014
Common stock, par value	103,865,800
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended June 30, 2014

INDEX

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s report on Form 10-K for the year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
June 30, 2014

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS

Current:
Cash and cash equivalents (note 2)	$11,607,953	$28,736,934
Restricted cash and bonds (note 3)	3,376,183	3,081,020
Trade accounts receivable	2,517,053	4,106,806
Other current assets	1,267,392	1,079,262
Total current assets	18,768,581	37,004,022

Investment in equity securities (note 4)	-	42,174
Costs on acquisition	136,546	-
Restricted cash and bond reserves (note 3)	18,781,360	18,815,145
Property, plant and equipment, net of accumulated depreciation (note 5)	167,741,928	161,583,938
Intangible assets, net of accumulated amortization (note 6)	15,508,047	15,320,018

Total assets	$220,936,462	$232,765,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,220,700	$1,626,687
Related party accounts payable	1,409	3,089
Current portion of capital lease obligations (note 8)	45,343	48,118
Current portion of notes payable (note 9)	4,128,722	4,127,170
Total current liabilities	5,396,174	5,805,064

Long-term Liabilities:
Long-term portion of capital lease obligations (note 8)	-	20,921
Asset retirement obligations (note 14)	1,400,000	-
Notes payable, less current portion (note 9)	97,307,611	99,226,423
Total long-term liabilities	98,707,611	99,247,344

Total liabilities	104,103,785	105,052,408

Commitments and Contingencies (note 14)	-	-

STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at June 30, 2014 and December 31, 2013 were: 103,865,800 and 102,094,542; respectively)	103,866	102,094
Additional paid-in capital	101,562,089	100,381,207
Accumulated other comprehensive loss	-	(27,321)
Accumulated deficit	(30,711,964)	(30,898,571)
	70,953,991	69,557,409

Non-controlling interests (note 15)	45,878,686	58,155,480
Total stockholders’ equity	116,832,677	127,712,889

Total liabilities and stockholders’ equity	$220,936,462	$232,765,297

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Plant Revenues:
Energy sales	$5,760,037	$4,886,839	$14,161,134	$11,875,498
Energy credit sales	85,837	86,237	186,705	184,567
Total plant operating revenues	5,845,874	4,973,076	14,347,839	12,060,065

Plant Expenses:
Plant production expenses	2,709,790	2,309,007	4,869,496	3,634,963
Depreciation and amortization	1,564,988	1,651,842	3,123,306	3,310,242
Total plant operating expenses	4,274,778	3,960,849	7,992,802	6,945,205

Net Income (Loss) from Plant Operations	1,571,096	1,012,227	6,355,037	5,114,860

Expenses (Income):
Corporate administration	299,797	204,557	592,103	496,868
Professional and management fees	197,964	432,190	567,947	731,350
Salaries and wages	677,343	553,655	1,072,056	1,118,143
Stock based compensation	630,153	204,390	777,465	263,753
Travel and promotion	65,271	68,559	99,994	119,214
Leases and well testing	19,402	414,377	43,488	576,386
Interest expense	1,008,737	1,123,883	1,989,729	1,604,185
Other (income) expenses	(19,241)	(22,757)	(26,506)	(63,492)
Total expenses (income)	2,879,426	2,978,854	5,116,276	4,846,407

Net Income (Loss) Before Income Tax Expense	(1,308,330)	(1,966,627)	1,238,761	268,453

Net Income Tax Expense (note 7):
Income taxes	-	-	473,000	102,500
Effect of net deferred tax assets	-	-	(473,000)	(102,500)
Net income tax expense	-	-	-	-

Net Income (Loss)	(1,308,330)	(1,966,627)	1,238,761	268,453

Net (income) loss attributable to the non- controlling interests	155,517	590,268	(1,052,154)	(256,288)

Net Income (Loss) Attributable to U.S. Geothermal Inc.	(1,152,813)	(1,376,359)	186,607	12,165

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	-	(882)	27,321	(20,547)

Comprehensive Income (Loss) Attributable to U.S. Geothermal Inc.	$(1,152,813)	$(1,377,241)	$213,928	$(8,382)

Basic Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$(0.01)	$(0.01)	$0.00	$0.00
Diluted Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$(0.01)	$(0.01)	$0.00	$0.00

Weighted Average Number of Shares Outstanding for Basic Calculations	103,710,490	101,516,764	103,009,360	101,516,764
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	103,710,490	101,516,764	125,833,000	122,611,539

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended June 30,
	2014	2013

Operating Activities:
Net Income	$1,238,761	$268,453
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	3,188,050	3,371,177
Stock based compensation	777,465	263,753
Loss on sale of securities	27,967	-
Net changes in:
Trade accounts receivable, operating	1,589,753	1,372,348
Accounts payable and accrued liabilities	1,229,413	(284,230)
Prepaid expenses and other	(188,130)	(62,664)
Total cash provided by operating activities	7,863,279	4,928,837

Investing Activities:
Purchases of property, plant and equipment	(1,150,022)	(618,662)
Acquisition of subsidiaries (note 16)	(6,782,445)	-
Deposit costs related to acquisition	(136,546)	-
Proceeds from ITC cash grants receivable	-	33,800,784
Proceeds from sale of equities held for investment	41,528	-
Release of restricted cash reserves and bonds	(161,378)	-
Total cash provided (used) by investing activities	(8,188,863)	33,182,122

Financing Activities:
Issuance of share capital	405,189	-
Contributions from non-controlling interest	-	7,460
Distributions to non-controlling interest	(13,328,948)	(63,348)
Principal payments on notes payable and other obligations	(3,855,942)	(2,658,892)
Principal payments on capital lease	(23,696)	(22,303)
Total cash used by financing activities	(16,803,397)	(2,737,083)

Increase (Decrease) in Cash and Cash Equivalents	(17,128,981)	35,373,876

Cash and Cash Equivalents, Beginning of Period	28,736,934	12,908,779

Cash and Cash Equivalents, End of Period	$11,607,953	$48,282,655

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$301,602	$1,956,976
Construction and development paid directly with construction loans	-	2,355,316
Property and equipment costs reduced by settlement agreements	-	2,142,658
Grants receivable used to decrease construction costs	-	1,719,216

Other Items:
Interest paid	2,002,894	1,105,950

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2012	101,516,764	$101,516	$99,524,850	$(32,845,150)	$(3,944)	$56,081,198	$122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(117,248)	(117,248)
Stock issued under terms of employment agreement	577,778	578	99,422	-	-	-	100,000
Stock compensation	-	-	756,935	-	-	-	756,935
Unrealized loss on investment	-	-	-	-	(23,377)	-	(23,377)
Net income	-	-	-	1,946,579	-	2,184,070	4,130,649

Balance at December 31, 2013	102,094,542	102,094	100,381,207	(30,898,571)	(27,321)	58,155,480	127,712,889

Distributions to non-controlling interest entities	-	-	-	-	-	(13,328,948)	(13,328,948)
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	135,136	136	67,432				67,568
Stock compensation	559,122	559	776,906	-	-	-	777,465
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	186,607	-	1,052,154	1,238,761

Balance at June 30, 2014 - unaudited	103,865,800	$103,866	$101,562,089	$(30,711,964)	$-	$45,878,686	$116,832,677

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
June 30, 2014

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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware);
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala);
xiv)	Geysers USG Holdings Inc. (incorporated in the State of Delaware);
xv)	Western GeoPower, Inc. (incorporated in the State of California);
xvi)	Etoile Holdings Inc. (incorporated in the Bahamas);
xvii)	Mayacamas Energy LLC (organized in the State of California);
xviii)	Skyline Geothermal LLC (organized in the State of Delaware); and
xix)	Skyline Geothermal Holding, Inc. (incorporated in the State of Delaware).

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At June 30, 2014, $4.1 million in USG Oregon LLC funds were deposited at PNC Bank and $278,000 in Oregon USG Holdings LLC funds were deposited at Umpqua Bank, and were unavailable for immediate corporate needs. Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2014 and December 31, 2013, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received. Therefore, no allowance accounts are considered to be necessary for receivables from grants at June 30, 2014 and December 31, 2013.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At June 30, 2014, the Company’s total cash balance, excluding money market funds, was $3,627,990, and bank deposits amounted to $3,779,079. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $2,313,205 was not covered by or was in excess of FDIC insurance guaranteed limits. At June 30, 2014, the Company’s money market funds invested in government backed securities totaled $30,133,806 and were not subject to deposit insurance.

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Both basic and diluted were presented for the calculation of the income per share for the periods that reported income. Stock equivalents were not included in the calculation for the periods that reported losses since their inclusion would be considered anti-dilutive. Total common stock equivalents on a fully diluted basis at June 30, 2014 and December 31, 2013 were 126,209,335 and 124,494,963; respectively.

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

Asset Retirement Obligations

The Company records the fair value of estimated asset retirement obligations (“AROs”) associated with tangible long-lived assets in the period incurred or acquired. AROs are legal obligations to settle under existing or enacted law, statue, or contract. The value of these obligations are originally based upon discounted cash flow estimates and are accreted to full value over time through charges to operations. Costs associated with future conditions are recognized as AROs in the period the condition occurs or is known to the Company. Generally, costs associated with AROs are earthwork, revegetation, well capping, and structure removal necessary to return the sites to their original conditions.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncement was deemed applicable to our financial statements:

Stock Compensation
In June 2014, FASB issued Accounting Standards Update No. 2014-12 (“Update 2014-12”), Compensation-Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). Update 2014-12 provides guidance on how to account for share-based payment awards that require a specific performance target to be achieved in order for the employees to become eligible to vest in the awards. Update 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is still evaluating the applicability and possible impact this update may have on the accounting treatment and its financial statement presentation.

Presentation of Property, Plant and Equipment
In April 2014, FASB issued Accounting Standards Update No. 2014-08 (“Update 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Update 2014-08 provides guidance to address the issues surrounding the reporting of discontinued operations and enhance the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. Update 2014-08 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is still evaluating the applicability and possible impact this update may have on the accounting treatment and its financial statement presentation.

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	June 30,	December 31,
Restricting Entities/Purpose	2014	2013
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	666,190	19,848
U.S. Department of Energy, Debt Service Reserve	1,739,993	2,191,172
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	-

	$3,376,183	$3,081,020

Long-term restricted cash and bond reserves:

	June 30,	December 31,
Restricting Entities/Purpose	2014	2013
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	1,594,473	1,594,437
Prudential Capital Group, Maintenance Reserves	660,439	751,183
Prudential Capital Group, Well Reserves	159,216	53,072
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,600,323	2,668,179
U.S. Department of Energy, Short Term Well Field Reserves	4,660,094	4,507,391
U.S. Department of Energy, Long-Term Well Field Reserves	4,503,399	4,501,191
U.S. Department of Energy, Capital Expenditure Reserves	2,864,518	3,000,794

	$18,781,360	$18,815,145

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at June 30, 2014 and December 31, 2013. As described in note 16, the Geyser’s acquisition included a short term well bond of $100,000 at June 30, 2014.

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended June 30, 2014, the Company acquired a group of companies that included long-term assets that totaled $7.74 million (land of $1.6 million, well and drilling construction in progress of $6.14 million). See note 16 for details. The Company continued with development activities for Phase II San Emidio (located in Northwestern Nevada) and the Guatemala projects. For Phase II San Emidio, over $206,000 was incurred for well drilling and permitting. At Guatemala, over $353,000 was incurred on temperature gradient wells and plant facilities. Costs that exceeded $74,800 were incurred at Neal Hot Springs, Oregon on a bridge.

During the quarter ended March 31, 2014, the Company continued with development activities for Phase II San Emidio, Nevada and the Guatemala projects. For Phase II San Emidio, over $81,000 was incurred on a seismic study, well pad permitting, and well drilling, At Guatemala, over $395,000 was incurred on temperature gradient wells.

Property, plant and equipment, at cost, are summarized as follows:

	June 30,	December 31,
	2014	2013
Land	$3,207,025	$1,603,509
Power production plant	162,071,575	161,868,687
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,620,661
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	1,663,152	1,462,312
	178,133,128	176,125,378

Less: accumulated depreciation	(23,993,150)	(20,895,943)
	154,139,978	155,229,435
Construction in progress	13,601,950	6,354,503

	$167,741,928	$161,583,938

Depreciation expense was charged to plant operations and general expenses for the following periods:

	June 30,
	2014	2013

Three months ended	$1,344,175	$1,620,030
Six months ended	3,097,207	3,246,497

Changes in Construction in Progress are summarized as follows:

	For the Six Months	For the Year
	Ended June 30,	Ended December
	2014	31, 2013
Beginning balances	$6,354,503	$2,877,994
Development/construction	1,047,389	3,694,978
Grant reimbursements and rebates	-	(33,325)
Acquisition (note 16)	6,200,058	-
Transfers into production	-	(185,144)
Ending balances	$13,601,950	$6,354,503

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	June 30,	December 31,
	2014	2013
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$750,493
Unit II, well construction	2,127,166	2,121,502
	2,877,659	2,871,995
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	6,947	3,910
Unit II, well construction	2,043,281	1,753,299
	2,050,228	1,757,209
The Geysers, California:
Power plant and facilities	60,637	-
Well construction	6,139,421	-
	6,200,058	-
El Ceibillo, Republic of Guatemala:
Well Construction	2,465,505	1,725,299
Plant and facilities	8,500	-
	2,474,005	1,725,299

	$13,601,950	$6,354,503

NOTE 6 – INTANGIBLE ASSETS

During the quarter ended June 30, 2014, the Company acquired a group of companies that included geothermal water rights located at The Geysers in Northern California that amounted to $278,872 (see note 16 for details).

Intangible assets, at cost, are summarized by project location as follows:

	June 30,	December 31,
	2014	2013
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(1,026,592)	(935,749)
	4,423,965	4,514,808
Inactive:
Raft River, Idaho:
Surface water rights	146,343	146,343
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Geothermal water and mineral rights	451,299	451,299

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

The Geysers, California:
Geothermal water rights (note 16)	278,872	-

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	11,084,082	10,805,210

	$15,508,047	$15,320,018

Amortization expense was charged to plant operations for the following periods:

	June 30,
	2014	2013

Three months ended	$45,421	$62,361
Six months ended	90,843	124,681

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2014	$90,843
2015	181,685
2016	181,685
2017	181,685
2018	181,685

$817,583

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

At June 30, 2014, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $19,330,000 (December 31, 2013 - $10,714,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2014 and December 31, 2013. For the current periods ended June 30, 2014 and 2013, the Company has recognized the net deferred income tax asset to the extent of the impact created from current book earnings. During the year ended December 31, 2013, the Company engaged a tax matters consultant to evaluate the value and timing of adjusting the deferred tax valuation allowance. The Company anticipates that any tax obligations will be fully offset by the utilization of prior reserved deferred tax benefits for the year ended December 31, 2013.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Deferred tax assets*:
Net operating loss carry forward	$41,946,000	$38,400,000
Stock based compensation	1,899,000	1,868,000

Deferred tax liabilities*:
Depreciation and amortization	(24,515,000)	(29,554,000)
Net deferred income tax asset	19,330,000	10,714,000
Estimated deferred tax asset recognized and utilized in current period	(473,000)	(1,578,000)
Deferred tax asset valuation allowance	(18,857,000)	(9,136,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is as follows:

	For the Years Ended December 31,
	2014	2013
U.S. Federal statutory rate	34.0%	34.0%
Average State income tax, net of federal tax effect	4.2	4.2
Production tax credits	-	-
Net effective tax rate	38.2%	38.2%

At June 30, 2014, the Company had net income tax operating loss carry forwards of approximately $109,805,000 ($100,524,000 in December 31, 2013), which expire in the years 2023 through 2034. The change in the allowance account from December 31, 2013 to June 30, 2014 was an increase of $9,721,000 for the anticipated deferred tax allocations based on 2014 income.

The net change in the deferred tax asset valuation allowance account is detailed as follows:

	For the Six	For the Year
	Months Ended	Ended December
	June 30, 2014	31, 2013

Change in net operating loss	$3,546,000	$16,258,000
Change in estimated effective tax rate	-	614,000
Net change in difference between book and tax stock compensation costs	31,000	251,000
Change in estimated deferred tax asset recognized and utilized in current period	1,105,000	(1,578,000)
Change in period book to income tax depreciation	5,039,000	(17,518,000)

Net change in deferred tax valuation allowance	$9,721,000	$(1,973,000)

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

Accounting for Income Tax Uncertainties and Related Matters

The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the year ended December 31, 2013, nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho, California and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the year ended December 31, 2013, the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 could be subject to agency examinations as of December 31, 2013. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at fiscal year end. Any valuations relating to these income tax provisions will comply with U.S. Generally Accepted Accounting Principles.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Effective May 10, 2012, the Company entered into two capital lease obligations for the purchase of a boom lift and a telehandler from Caterpillar Financial Services Corporation. The boom lift contract is payable in 36 monthly payments of $1,094 that began on June 11, 2012 and has an effective annual interest rate of 5.985% . The telehandler contract is payable in 36 monthly payments of $3,155 that began on June 11, 2012 and has an effective annual interest rate of 6.14% . Both contracts with Caterpillar Financial Services Corporation have bargain purchase options at the end of the contracts scheduled for May 2015. At June 30, 2014, all of the lease obligations were considered to be current.

The scheduled future lease payments for the two contracts are presented as follows:

Capital Lease
Years ending December 31,	Amounts
2014	$25,499
2015	21,249
Total future payments	46,748

Less: imputed interest portion	(1,405)
$45,343

At June 30, 2014, the net book value of the equipment under capital lease amounted to $58,028 ($155,000, less $96,972 accumulated amortization).

NOTE 9 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. The loan advances began August 31, 2011 and the last advance was taken on July 31, 2013. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. On August 12, 2013, proceeds of the ITC cash grant were distributed in accordance with the loan agreement, with $11,870,137 of the proceeds being used to prepay the Project loan, $11,167,473 of proceeds being used to fund a series of Project reserves, and balance of $9,711,930 being distributed as equity to the project owners. After the loan prepayment, the remaining final loan balance was $70,386,576. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments are scheduled to start at $1,709,963 and are expected to be reduced to $1,626,251 on February 10, 2017. The loan balance at June 30, 2014 totaled $69,265,762 (estimated current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through June 30, 2014	(13,792,203)

Loan balance at June 30, 2014	$69,265,762

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013. The loan balance at June 30, 2014 totaled $1,671,132 (estimated current portion $285,016).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to operating results and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At June 30, 2014, the balance of the loan was $30,499,440 (estimated current portion $423,779).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the estimated annual principal payments were calculated as follows:

For the Fiscal Year Ended	Principal
June 30,	Payments
2015	$4,128,722
2016	4,379,534
2017	4,367,440
2018	4,262,604
2019	4,043,494
Thereafter	80,254,539

$101,436,333

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On April 2, 2014, the Company issued 559,122 shares of common stock (restricted shares) at a price of $0.74 per share to employees.

During the quarter ended June 30, 2014, the Company issued 352,500 shares of common stock as a result of employees and former employees exercising stock options priced at $0.31 per share.

During the quarter ended March 31, 2014, the Company issued 724,500 shares of common stock as a result of employees and former employees exercising stock options priced between $0.31 and $0.46 per share.

On March 14, 2014, the Company issued 135,136 shares of common stock to an investor exercising stock purchase warrants at a price of $0.50 per share.

During the year ended December 31, 2013, the Company issued 577,778 shares of common stock (300,000 restricted shares) to an employee of the Company at prices between $0.35 and $0.36 per share under the terms of an employment agreement.

NOTE 11 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009 and September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2014, the Company can issue stock option grants totaling up to 15,579,870 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At June 30, 2014, the Company had 11,966,500 options granted and outstanding.

On April 2, 2014, the Company awarded 2,883,500 stock options at an exercise price of $0.74 expiring on April 2, 2019 to its employees and directors.

During the quarter ended June 30, 2014, 352,500 stock options exercisable at the price of $0.31 were exercised by employees and former employees.

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

The following table reflects the summary of stock options outstanding at December 31, 2012 and changes for the year ended December 31, 2013 and six months ended June 30, 2014:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, December 31, 2012	10,239,625	$0.91	$0.55	$5,606,309
Forfeited/Expired	(1,566,375)	2.18	1.20	(1,872,094)
Exercised	-	-	-	-
Granted	3,215,000	0.42	0.25	808,500
Balance outstanding, December 31, 2013	11,888,250	0.61	0.38	4,542,715
Forfeited/Expired	(1,728,250)	0.46	0.24	(1,207,408)
Exercised	(1,077,000)	0.32	0.16	(171,134)
Granted	2,883,500	0.74	0.40	1,153,400

Balance outstanding, June 30, 2014	11,966,500	$0.62	$0.40	$4,317,573

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Six Months	For the Year
	Ended June 30,	Ended December
	2014	31, 2013
Dividend yield	0	0
Expected volatility	81-100%	71-81%
Risk free interest rate	0.69-0.82%	0.27-0.82%
Expected life (years)	3.19	4.63

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at June 30, 2014:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 1.58	68,000	0.23	68,000	$26,435
0.86	1,300,000	1.20	1,300,000	752,207
0.83	2,590,000	1.93	2,590,000	1,269,100
0.60	100,000	2.20	100,000	36,072
0.31	1,865,000	3.15	1,865,000	290,128
0.46	1,895,000	4.06	947,500	230,148
0.41	15,000	4.17	7,500	1,506
0.35	1,250,000	8.80	937,500	253,500
0.74	2,883,500	4.75	720,875	287,232
$ 0.62	11,966,500	3.77	8,536,375	$3,146,328

The following table summarizes information about the stock options outstanding at December 31, 2013:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$ 0.92	1,698,250	0.40	1,698,250	$1,200,208
1.58	68,000	0.73	68,000	26,435
0.86	1,300,000	1.70	1,300,000	752,207
0.83	2,590,000	2.43	2,590,000	1,269,100
0.60	100,000	2.70	100,000	36,072
0.31	2,917,000	3.65	2,187,750	340,332
0.46	1,950,000	4.56	487,500	118,414
0.41	15,000	4.67	3,750	753
0.35	1,250,000	9.30	625,000	169,000
$ 0.61	11,888,250	3.43	9,060,250	$3,912,521

A summary of the status of the Company’s nonvested stock options outstanding at December 31, 2012 and changes during the year ended December 31, 2013 and six months ended June 30, 2014 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, December 31, 2012	2,212,750	$0.31	$0.16
Granted	3,215,000	0.42	0.25
Vested	(2,599,750)	0.35	0.23
Forfeited/Expired	-	-	-
Nonvested, December 31, 2013	2,828,000	0.39	0.23
Granted	2,162,625	0.74	0.40
Vested	(1,553,000)	0.36	0.18
Forfeited/Expired	(7,500)	0.46	0.24
Nonvested, June 30, 2014	3,430,125	$0.63	$0.34

As of June 30, 2014, there was $924,876 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at June 30, 2014 and December 31, 2013 was $662,389 and $683,143, respectively.

Stock Compensation Plan (Restricted Shares)

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, which were distributed at the end of a one-year vesting period subsequent to period end. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares were issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000 and the recognized cost through June 30, 2014 was $31,208.

On April 2, 2014, the Company issued 559,122 shares of Company stock at a price of $0.74 that fully vest on April 2, 2015 to its employees and directors. The total fair value at the grant date was $413,750 and the recognized cost through June 30, 2014 was $83,868.

Stock Purchase Warrants

At June 30, 2014, the outstanding broker warrants and share purchase warrants consisted of the following:

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of June 30, 2014 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,133,806	$30,133,806	$-	$-

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

NOTE 13 - RELATED PARTY TRANSACTIONS

At June 30, 2014 and December 31, 2013 the amounts of $1,409 and $3,089; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees for the six months ended June 30, 2014 and 2013 totalled $57,600 and $54,000; respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the six months ended June 30, 2014 and 2013, of $219,199 and $115,091; respectively.

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

The Geysers, California
On April 22, 2014, the Company acquired companies that held five significant lease contracts for approximately 3,809 acres (6.0 square miles) of land and geothermal water rights in The Geysers area located in Northern California. The contracts that have stated expiration dates, expire from February 2017 to October 2019. The remaining contracts renew indefinitely with payments made within contracted terms (held by payment). The contracted lease payments are scheduled for $274,000 for the year ended December 31, 2014.

Office Lease

Park Center Boulevard
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that begin February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the six months ended June 30, 2014, the office lease costs totaled $57,915.

Tyrell Lane
Under the contract, the lease payments were due in monthly installments of $6,535. The contract ended January 31, 2014. The total office lease costs incurred under the contract and the prior contract for year ended December 31, 2013 totaled $78,423 ($39,211 for the six months ended June 30, 2013).

Contracted Lease Obligation Schedule

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years:

Year Ending
December 31,	Amount
2014	$471,699
2015	818,119
2016	849,406
2017	844,344
2018	801,001
Thereafter	14,163,250

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

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of June 30, 2014, the Company has funded a security deposit of $1,468,898.

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

Asset Retirement Obligations (“AROs”)

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $800,000. Obligations related to decommissioning four existing wells were estimated to total $600,000. These obligations are based upon the expected future value of the remedy or settlement and the values have not been calculated at discounted rates. At June 30, 2014, the Company has not considered it necessary to specifically fund these obligations. Since management is still evaluating the development plan for this project that could eliminate or significantly reduce these obligations, no charges directly associated the asset retirement obligations have been charged to operations. All of the obligations are considered to be long-term at June 30, 2014.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of June 30, 2014, no retirement obligations have been recognized.

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. Subsequent to June 30, 2013, the Company began matching 50% of the employee’s contribution up to 6%. Prior to June 30, 2013, the plan required the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $49,543 and $19,456 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 15 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	June 30,	December 31,
	2014	2013

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$403,265	$404,352
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,316,586	35,926,826
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	21,158,835	21,824,302
	$45,878,686	$58,155,480

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

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the six months ended June 30, 2014, distributions were made to the Company and Enbridge that totaled $9,809,525 and $13,304,947; respectively.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the six months ended June 30, 2014 and the year ended December 31, 2013, RREI made principal payments on the loan of $625,361 and $755,288; respectively. The balance of the loan at June 30, 2014 was $755,501. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 16 – ACQUISITION OF RAM POWER’S GEYSERS PROJECT

On April 22, 2014, the Company acquired all of the ownership shares of a group of companies owned by Ram Power Corp.’s (“Ram”) that hold all interests in the Geysers Project located in Northern California for a total of $6.78 million ($6.4 million purchase price, plus $0.38 million in other acquisition costs). The acquisition included Ram’s subsidiaries: Western GeoPower, Inc., Skyline Geothermal Holdings, Inc., and Etoile Holdings, Inc. which includes all membership interests in Mayacamas Energy LLC and Skyline Geothermal LLC. The assets acquired included 4 production/injection wells, restricted cash, land and geothermal water rights. The Company assumed the on-going liabilities of the companies which included an asset retirement obligations with estimated value of $1.4 million. The Company will evaluate whether to construct a power plant or sell the steam to one of the existing power companies in the area. The total acquisition cost was allocated as follows:

Acquisition Costs
Assets:
Restricted cash, short term well bond	$100,000
Land	1,603,516
Geothermal water rights	278,872
Construction in progress:
Wells	6,139,420
Plant and facilities	60,637
8,182,445
Liabilities:
Asset retirement obligations	(1,400,000)
Net acquisition cost	$6,782,445

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 14, 2014, which is considered to be the issuance date. No events were identified for disclosure.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2014 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended June 30, 2014, the Company was focused on:

1)	Operating and optimizing Neal Hot Springs, San Emidio and Raft River power plants;
2)	Evaluating drill results, leasing additional lands, and planning new drilling at El Ceibillo;
3)	Permitting new wells and drilling at San Emidio for Phase II;
4)	Completing acquisition of the WGP Geysers project; and
5)	Evaluating potential new geothermal projects and acquisition opportunities.

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
El Ceibillo Phase I	Guatemala	100%	25	3rd Quarter 2016	$135	MOU
San Emidio Phase II	Nevada	100%	11	4th Quarter 2016	$66	TBD
WGP Geysers	California	100%	26	TBD	TBD	TBD

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	TBD
Granite Creek	Nevada	100%	TBD
El Ceibillo Phase II	Guatemala	100%	25
San Emidio Phase III	Nevada	100%	17.2
Neal Hot Springs II	Oregon	100%	28
Raft River Unit II	Idaho	100%	26
Raft River Unit III	Idaho	100%	32
Vale Butte	Oregon	100%	TBD

Resource Details
	Property Size
Property	(square miles)	Temperature (ºF)	Depth (Ft)	Technology
Raft River	10.8	275-302	4,500-6,000	Binary
WGP Geysers	6.0	500	6,000-10,000	Steam
San Emidio	35.8	289-316	1,500-3,000	Binary
Neal Hot Springs	9.6	311-347	2,500-3,000	Binary
Gerlach	5.6	338-352	2,000-3,000	Binary
Granite Creek	3.8	TBD	TBD	Binary
El Ceibillo	38.6	410-526	1,800-TBD	Steam
Vale Butte	0.6	290-300	TBD	Binary

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. The Neal Hot Springs facility is designed as a 22 megawatt net annual average power plant, consisting of three separate, 7.33 net megawatt modules. The facility achieved commercial operation under the terms of the power purchase agreement on November 16, 2012. Generation from the facility during the second quarter of 2014 totaled 40,629 megawatt-hours with an average of 20.34 net megawatts per hour of operation. Plant availability was 91.4% during the quarter. Our planned annual maintenance outages were taken during the quarter with each Unit going through their respective maintenance schedules while the other two units remained in operation. A total of 453 hours (18.9 days) of scheduled maintenance were taken in April and May. Plant availability exclusive of the scheduled maintenance was 98.3%

On June 27, 2013, the Company accepted substantial completion by the EPC contractor of all three of the Neal Hot Springs units. Final completion of the project was achieved on July 31, 2013. The DOE loan for the project was closed at final completion with a balance of $70.4 million that bears an interest rate of 2.598% over a 22 year term. The total construction cost of the project was $128.1 million, plus an additional $11.2 million is held in various project reserve accounts.

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

San Emidio, Nevada
The Phase I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. Generation from the facility during the second quarter 2014 totaled 15,686 megawatt-hours, with an average of 9.18 net megawatts per hour of operation. Plant availability was 78.2% during the quarter due to an extended maintenance outage that was required to perform a one-time warranty modification to the turbine that added a squeeze film dampener, or 5th bearing to the unit to minimize vibration over the life of the turbine. The same squeeze film dampener bearings were also previously added successfully to the three units at Neal Hot Springs in 2013. A total of 439 hours (18.3 days) of scheduled maintenance was taken during the quarter. Plant availability exclusive of scheduled maintenance was 97.9%

The Phase I plant completed its capacity testing during the first quarter of 2013, and as a result of the capacity test exceeding the design output, the plant was up-rated to 9.0 megawatt net annual average per hour from the design point basis of 8.6 megawatts. Substantial Completion under the Engineering Procurement and Construction (“EPC) contract with SAIC was achieved February 21, 2013 and Final Completion under the terms of the EPC was executed on June 24, 2013. Upon Substantial Completion, SAIC held a construction loan on the project with a balance of $27 million, which was divided into a $25 million loan (which has been paid in full) and a $2 million unsecured loan with a 5 year term at 7% interest which is being paid down with quarterly payments of $119,382.

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

As a result of the delays experienced in permitting additional wells on BLM administered leases, it has been determined that it is not possible to complete the development of the Phase II project within the development time frame required in the existing 19.9 megawatt NV Energy PPA. The Phase II expansion is dependent on successful development of additional production and injection well capacity. The cost of development for Phase II is estimated at approximately $66 million. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing.

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

Permitting was initiated with the Bureau of Land Management (“BLM”) for four new observation wells to be drilled in the South Zone to follow up on the high temperatures found in wells 61-21 (302°F) and 45-21 (316°F). As part of the permitting process, cultural and biological surveys were performed, and the well design and drilling program were submitted during the quarter. Permits for three wells were issued by the BLM on April 29th and a drill rig was mobilized to the site on June 26th. Subsequent to the end of the quarter, the first well (OW-14) was completed.

Well 61-21 (formerly OW-10) in the South Zone, was reworked beginning on October 25, 2013 and was completed on November 2, 2013. Flow testing of 61-21 was completed subsequent to the end of the quarter. To allow early for early long term testing of this southern resource area, a cross tie is being constructed between the two project area, Construction of the cross tie pipeline has been started, and once complete well 61-21 will be connected into the existing plant. Well 61-21 is expected to start delivering fluid to the plant during the third quarter.

In the North Zone, well OW-12 was drilled during the fourth quarter of 2013 to a depth of 3,643 feet and found a bottomhole temperature of approximately 180°F. No additional drilling is currently planned for the North Zone.

Raft River, Idaho

The Raft River project is located in Southern Idaho, near the town of Malta, and achieved commercial operation in January 2008. Generation from the facility during the second quarter 2014 totaled 18,069 megawatt-hours, with an average of 8.78 net megawatts per hour of operation. Plant availability was 94.0% during the quarter. Second quarter availability was impacted by 108 hours of annual scheduled maintenance, with availability for the balance of the quarter at 99.1% .

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

The project was awarded an $11.4 million cost-shared, thermal fracturing program grant from the Department of Energy, which began the first stage of injection in June 2013 and continued until September 2013 when the second stage was started. Four, 300 foot deep seismic monitoring wells were completed in the area around well RRG-9 and seismic geophones were installed. Seismic monitoring will be conducted for the duration of the thermal fracturing program. Injection continued through the quarter from power plant injectate at an approximate temperature of 140°F. Flow in to the well has seen a moderate increase indicating that additional permeability was developing. In early April, high pressure injection of brine into the well was initiated over two days with injection pressures of 850 to 1000 pounds at the well head. There has been an approximate 100% increase in the amount of fluid well RRG-9 is now taking, with injection of spent brine continuing through the quarter.

If the fracturing program is successful, and permeability is improved to a commercial level, well RRG-9 may be utilized as a production or injection well for the existing Raft River power plant. The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data, and monitoring support.

Republic of Guatemala
A geothermal energy rights concession located 14 kilometers southwest of Guatemala City was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession has a 5 year term for the development and construction of a power plant. Discussions are being held with the Guatemalan Ministry of Energy and Mines to support a new schedule based on the current status of the project. There are 24,710 acres (100 square kilometers) in the concession which is at the center of the Aqua and Pacaya twin volcano complex. We have also applied to the Guatemalan Ministry of Energy for an extension to our lease concession, and expect approval shortly.

An office and staff are located in Guatemala City and a 17 acre plant site has been leased on land adjacent to the existing wells. A new lease was negotiated during the quarter for an additional 80 acres, bringing the total surface lease positon to 97 acres. Several parties have expressed interest in the potential purchase of an equity interest in the El Ceibillo project. El Ceibillo, the first development target on the concession, is located near the town of Amatitlan, in a developed industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast.

An initial development of a 25 megawatt (Phase I) power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

A temperature gradient (“TG”) drilling program was initiated during the first quarter of 2014 with a series of 656 foot (200 meter) deep wells planned. Nine TG wells have been completed with depths ranging from 656 to 1,312 feet (200 to 400 meters). Bottom hole temperatures found in this shallow drilling program range from 176 to 413°F (80 to 211°C) with two of the wells encountering permeability and flowing brine. The data from these wells provided a more accurate temperature gradient map of the underlying geothermal resource which has assisted in identifying future drilling targets.

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

WGP Geysers
The WGP Geysers project is located in the broader Geysers geothermal field located approximately 75 miles north of San Francisco, California. The broader Geysers geothermal field is the largest producing geothermal field in the world generating more than 850 megawatts of power for more than 30 years. Acquisition of the WGP Geysers Project from Ram Power was completed on April 22, 2014 for $6.4 million.

WGP Geysers is an advanced stage project that encompasses the former Pacific Gas and Electric Unit 15, which once had a 62 megawatt (gross) capacity geothermal power plant that was shut down in l989. The project includes 3,809 acres of geothermal leases and property, development design plans, and permits for a proposed 26 (net) megawatt power plant. There are four existing wells drilled in 2008-2009 which are immediately available for production or injection, with a fifth, historic well that has temporary plugs installed but can be reworked. The four new wells have been tested with an initial steam flow totaling 462,000 pounds per hour. A report prepared in 2012 by GeothermEx, a third party reservoir engineering firm, states that the total initial power capacity from these wells is estimated at about 30 megawatts (gross). The report further estimated that the sustainable long-term production from the resource is conservatively estimated at 26 megawatts (net) assuming 25% of the geothermal fluid that is withdrawn is injected back into the reservoir.

A 12 month extension for the Sonoma County Conditional Use Permit to construct the 26 megawatt power plant was applied for and was approved on June 12th. Additionally, an application was made to the Sonoma County Air Quality Board for a permit to conduct flow tests on the four production wells drilled in 2009. The Air Quality permit was approved on June 19th.

Two development scenarios are under consideration for the WGP Geysers site, either a power sales or a steam sale agreement. The evaluation of these two options is underway and discussion with potential off takers is expected to begin during the third quarter.

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

Operating Results

For the six months ended June 30, 2014, the Company reported net income attributable to the Company of $186,607 ($0.00 income per share) which represented a $174,442 increase from net income of $12,165 reported in the same period in 2013 ($0.00 loss per share). For the three months ended June 30, 2014, the Company reported a net loss attributable to the Company of $1,152,813 ($0.01 loss per share) which represented a favorable decrease of $223,546 from the net loss of $1,376,359 reported in the same period in 2013 ($0.01 loss per share). Generally, favorable variances were reported related to the operations of the Company’s three power plants. Notable favorable variances were reported in professional and management fees, salaries and wages, and exploration costs. Notable unfavorable variances were reported in stock based compensation and interest expense.

Plant Operations
During the six months ended June 30, 2014, the Company’s energy production revenues and related operating costs originated from its three fully operational power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) is located by Vale, Oregon and began commercial operations on November 16, 2012.

Overall, plant production for the second quarter 2014 was down from the first quarter 2014 due to down time for scheduled maintenance. Also, the contracted energy rates are lower in the second quarter for two power plants. The Neal Hot Springs and the Raft River plants earn 73.5% of the contracted rate in the months of March through May.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Six Months Ended June 30,
	2014		2013
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	8,668,773	61.2	6,632,554	55.8
San Emidio, Nevada	3,385,617	23.9	3,355,309	28.3
Raft River, Idaho	2,106,744	14.9	1,887,635	15.9
	14,161,134	100.0	11,875,498	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended June 30,
	2014		2013
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	3,402,318	59.1	2,435,303	49.9
San Emidio, Nevada	1,450,525	25.2	1,628,382	33.3
Raft River, Idaho	907,194	15.7	823,154	16.8
	5,760,037	100.0	4,886,839	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2013	2013	2014	2014
Neal Hot Spring, Oregon	30,016	25,832	53,445	56,047	40,629
San Emidio, Nevada	18,039	18,317	21,112	21,223	15,686
Raft River, Idaho	17,248	18,687	21,951	21,614	18,069
	65,303	62,836	96,508	98,884	74,384

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

The Neal Hot Springs plant was considered to be commercially operational on November 16, 2012. The quarter ended March 31, 2013, was the plant’s first full quarter of operations. For the six months ended June 30, 2014, plant energy revenues increased 30.7% (39.7% for the three months ended June 30, 2014) from the same period ended 2013. In April 2014, the plant completed its scheduled maintenance shutdown. A total of 400.5 hours of production was lost during the shutdown which was significantly less than experienced in 2013. Due to issues related to startup in 2013, the plant suffered down time of 490 hours in the first quarter of 2013 and 927 hours in the second quarter of 2013.

Plant operating costs increased $801,645 ($341,688 for the three months ended June 30, 2014), which was a 29.5% increase (24.4% increase for the three months ended June 30, 2014) for the six months ended June 30, 2014 from the same period ended 2013. The largest variances were noted in administrative support, insurance, and plant and well field maintenance costs. For the six months ended June 30, 2014 administrative and corporate support costs increased $154,230 ($51,751 for the three months ended June 30, 2014), which was a 65.6% increase (41.2% increase for the three months ended June 30, 2014) from the same period in 2013. Effective 2014, a contracted monthly corporate support fee of $13,750 was established. Additional consulting fees related to the general plant maintenance that amounted to over $38,000 for the six months ended June 30, 2014. For the six months ended June 30, 2014, the plant’s insurance costs totaled $209,500 ($104,692 for the three months ended June 30, 2014), which was an increase of $193,660 ($95,818 for the three months ended June 30, 2014) from the same period in 2013. In July 2013, the plant’s insurance coverage transferred from a builders’ risk policy to a full property coverage policy which resulted in a significant increase in cost. Plant and field maintenance costs increased $263,878 ($193,308 for the three months ended June 30, 2014), which was a 213.4% increase (242.9 % for the three months ended June 30, 2014) for the six months ended June 30, 2014 from the same period ended 2013. In July 2013, the plant’s Engineering, Procurement and Construction Company turned over plant maintenance responsibilities to the Company; therefore, most of the repair costs incurred after June 30, 2013, were not covered under warranty.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Six Months Ended June 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	8,668,772	100.0	6,632,554	100.0	2,036,218	30.7

Plant expenses:
General operations	1,884,945	21.7	1,127,596	17.0	(757,349)	(67.2)
Depreciation and amortization	1,638,029	18.9	1,593,733	24.0	(44,296)	(2.8)
	3,522,974	40.6	2,721,329	41.0	(801,645)	(29.5)

Operating income	5,145,798	59.4	3,911,225	59.0	1,234,573	31.6

Other income (expense):
Interest expense	(890,227)	(10.3)	(982,213)	(14.8)	91,986	9.4
Other and interest income	11,182	0.1	14,394	0.2	(3,212)	(22.3)
	(879,045)	(10.2)	(967,819)	(14.6)	88,774	(9.2)

Net income	4,266,753	49.2	2,943,406	44.4	1,323,347	45.0

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended June 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,402,318	100.0	2,435,303	100.0	967,015	39.7

Plant expenses:
General operations	944,950	27.8	609,354	25.1	(335,596)	(55.1)
Depreciation and amortization	820,526	24.1	814,434	33.4	(6,092)	(0.7)
	1,765,476	20.4	1,423,788	58.5	(341,688)	(24.0)

Operating income	1,636,842	48.1	1,011,515	41.5	625,327	61.8

Other income (expense):
Interest expense	(444,895)	(13.0)	(502,111)	(20.6)	57,216	11.4
Other and interest income	4,457	0.1	9,352	0.4	(4,895)	(52.3)
	(440,438)	(12.9)	(492,759)	(20.2)	52,321	10.6

Net income	1,196,404	35.2	518,756	21.3	677,648	130.6

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per		&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2012	23,256	2,329,030	88.7	1,451,523	256,670
March 31, 2013	46,137	4,197,252	90.6	2,424,648	779,299
June 30, 2013	30,016	2,435,304	80.2	518,754	814,434
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,454	93.8	3,070,350	817,503
June 30, 2014	40,629	3,402,318	83.7	1,196,404	820,526

* - The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the six months ended June 30, 2014, the San Emidio plant reported net income of $219,927 which was a decrease of $402,277 (64.7% decrease) from the $622,204 in net income reported in the same period in 2013. For the three months ended June 30, 2014, the San Emidio plant reported a net loss of $203,424 which was a favorable decrease of $8,637 (4.1% decrease) from the $212,061 net loss reported in the same quarter in 2013. During the current quarter, the plant produced 15,686 megawatt hours, which was 13.0% lower than produced in the same quarter in 2013. In April 2014, the plant completed its annual scheduled maintenance shut down. A total of 415 hours of production was lost during the shutdown, which was more than 265 hours (176.7% increase) needed for the shutdown in April 2013. In the current quarter, additional time was needed to install a squeeze film dampener that will reduce the vibration on the turbine. Overall, the total plant operating costs for the current six months ended June 30, 2014 were consistent with the total costs incurred in the same period ended 2013.

For the six months ended June 30, 2014, the plant’s interest expense increased $410,430 (66.0% increase) from the same period ended 2013. During the quarter ended March 31, 2013, the plant loan had not been finalized and most of the interest incurred under the contractor’s obligations was capitalized. In the three months ended June 30, 2013, the plant incurred interest costs that totaled $621,712. In the three months ended March 31 and June 30, 2014, the plant incurred interest expense of $517,406 and $514,859; respectively.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended June 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,385,617	100.0	3,355,309	100.0	30,308	0.9

Plant expenses:
Operations	1,504,312	44.4	1,338,916	39.9	(165,396)	(12.4)
Depreciation and amortization	629,190	18.6	772,374	23.0	143,184	18.5
	2,133,502	63.0	2,111,290	62.9	(22,212)	(1.1)

Operating income	1,252,115	37.0	1,244,019	37.1	8,096	0.7

Other income (expense):
Interest expense	(1,032,265)	(30.5)	(621,835)	(18.5)	(410,430)	(66.0)
Other income	77	0.0	20	0.0	57	285.0
	(1,032,188)	(30.5)	(621,815)	(18.5)	(410,373)	(66.0)

Net income	219,927	6.5	622,204	18.6	(402,277)	(64.7)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended June 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,450,525	100.0	1,628,382	100.0	(177,856)	(10.9)

Plant expenses:
Operations	822,884	56.7	853,425	52.4	30,541	3.6
Depreciation and amortization	316,283	21.8	365,314	22.4	49,031	13.4
	1,139,167	99.2	1,218,739	74.8	79,572	6.5

Operating income	311,358	78.5	409,643	25.2	(98,285)	(24.0)

Other income (expense):
Interest expense	(514,859)	(35.5)	(621,712)	(38.2)	106,853	17.2
Other income	77	0.0	8	0.0	69	#
	(514,782)	(35.5)	(621,704)	(38.2)	106,922	17.2

Net income	(203,424)	(14.0)	(212,061)	(13.0)	8,637	(4.1)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2012 (1)	5,465	427,931	77.6	(8,693)	181,333
September 30, 2012	8,280	745,494	89.7	101,154	253,429
December 31, 2012	16,231	1,459,078	90.0	(223,412)	416,091
March 31, 2013	19,228	1,726,927	90.3	834,266	407,060
June 30, 2013	18,039	1,628,382	90.3	(212,058)	365,314
September 30, 2013	18,317	1,531,260	83.6	355,499	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,351	312,908
June 30, 2014	15,686	1,450,526	92.5	(203,424)	316,283

(1) - The new power plant became commercially operational on May 25, 2012. The plant produced power at a lower “test rate” in May and at the full contract rate of .08975 per kilowatt hour in June.

* - The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
The net loss from Raft River Energy I LLC (“RREI”) operations of $517,819 for the six months ended June 30, 2014, favorably decreased by $116,970 (18.4% decrease) from the net loss for the same period ended in 2013. The net loss of $579,568 for the three months ended June 30, 2014, favorably decreased by $136,035 (19.0% decrease) from the net loss for the same quarter ended in 2013. During the current quarter, the plant produced 18,069 megawatt hours, which was 4.8% lower than produced in the same quarter in 2013. In April 2014, the plant completed its annual scheduled maintenance shutdown. A total of 108 hours of production was lost during the shutdown, which was 128 hours (54.3% fewer hours) less than the hours needed for the April 2013 scheduled shutdown. In April 2013, additional repairs were needed for the circulation water pumps. Total plant operating costs increased $124,398 ($112,680 for the three months ended June 30, 2014), which was a 4.7% increase (16.9% for the three months ended June 30, 2014) for the six months ended June 30, 2014 from the same period ended 2013. For the current quarter, plant and field maintenance costs were reasonably consistent with the maintenance costs incurred in 2013. In the quarter ended March 31, 2013, RREI offset repair costs with proceeds received from grants related to well repairs that amounted to $217,594. These repairs of wells RRG-2 and RRG-7 were completed in January 2012.

The summarized statements of operations for RREI are as follows:

	Six Months Ended June 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	2,106,745	91.9	1,887,635	91.1	219,110	11.6
Energy credit sales	186,705	8.1	184,566	8.9	2,139	1.2
	2,293,450	100.0	2,072,201	100.0	221,249	10.7

Plant expenses:
General operations	1,895,921	82.7	1,683,476	81.2	(212,445)	(12.6)
Depreciation and amortization	856,087	37.3	944,134	45.6	88,047	9.3
	2,752,008	120.0	2,627,610	126.8	(124,398)	(4.7)

Operating income	(458,558)	(20.0)	(555,409)	(26.8)	96,851	17.4

Other income (expense):
Interest expense	(59,728)	(2.6)	(93,001)	(4.5)	33,273	35.8
Other and interest income	467	0.0	13,621	0.7	(13,154)	996.6)
	(59,261)	(2.6)	(79,380)	(3.8)	20,119	25.3

Net income	(517,819)	(22.6)	(634,789)	(30.6)	116,970	(18.4)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended June 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	907,194	91.4	823,154	90.5	84,040	10.2
Energy credit sales	85,837	8.6	86,237	9.5	(400)	(0.5)
	993,031	100.0	909,391	100.0	83,640	9.2

Plant expenses:
General operations	1,118,614	112.6	1,103,739	121.4	(14,875)	(1.3)
Depreciation and amortization	428,180	43.1	472,094	51.9	43,914	9.3
	1,546,794	155.7	1,575,833	173.3	29,039	1.8

Operating income	(553,763)	(55.7)	(666,442)	(73.3)	112,679	16.9

Other income (expense):
Interest expense	(26,009)	(2.6)	(49,370)	(5.4)	23,361	47.3
Other and interest income	204	0.0	210	0.0	(6)	(2.9)
	(25,805)	(2.6)	(49,160)	(5.4)	23,355	47.5

Net income	(579,568)	(58.3)	(715,602)	(78.7)	136,034	19.0

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2012	15,999	765,255	50.3	(805,286)	507,783
September 30, 2012	17,836	1,176,107	68.1	2,348	505,560
December 31, 2012	21,170	1,398,218	67.9	154,752	505,559
March 31, 2013	19,675	1,064,481	56.1	67,620	472,040
June 30, 2013	17,248	823,154	49.9	(715,605)	472,094
September 30, 2013	18,687	1,260,124	69.5	(1,165)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,551	57.9	61,749	427,907
June 30, 2014	18,069	907,194	52.6	(579,568)	428,180

* - Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees

For the six months ended June 30, 2014, the Company incurred professional and management fees of $567,947, which was a decrease of $163,624 (22.4.6 % decrease) from the same period in 2013. For the three months ended June 30, 2014, the Company incurred professional and management fees of $197,964, which was a decrease of $234,226 (54.2% decrease) from the same period in 2013. The contract with the former CEO’s consulting firm began in May 2013. Consulting fees of $155,393 were paid in the second quarter of 2013. During the first and second quarters of 2014, fees were paid to the former CEO’s consulting firm of $39,761 and $14,400; respectively. The original contract ended April 2014, and was extended through December 2014 at a reduced rate of $1,000 per month. Consulting costs of $95,702 ($58,421 for the three months ended June 30, 2014) were paid to a geologist in the six months ended June 30, 2014, which was an increase of $62,259 ($32,978 increase for the three months ended June 30, 2014). In the quarter ended March 31, 2013, these costs were included in the Company salaries and wages. During the six months ended June 30, 2014, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $168,000, $135,000 and $47,000; respectively. During the six months ended June 30, 2013, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $224,000, $131,000 and $65,000; respectively.

Salaries and Wages
Salaries and wages include payroll and related costs incurred for exploration, design and development costs that cannot be capitalized, as well as general management and administration. Payroll and related costs for plant operations are expensed as plant production costs. For the six months ended June 30, 2014, the Company reported $1,072,057 in salaries and related costs which was a decrease of $46,086 (4.1% decrease) from the same period in 2013. For the three months ended June 30, 2014, the Company reported $677,344 in salaries and related costs, which was an increase of $123,689 (22.3% increase) from the same period in 2013. Salaries and related costs for administration and development employees before allocations were $261,816 ($259,879 in the three months ended June 30, 2014), which was 20.6% (40.4% higher in the three months ended June 30, 2014) higher in the six months ended June 30, 2014 than in the same period ended 2013. In the current six months, fewer amounts of payroll costs ($245,502 less) were allocated to capital projects than in the same period in 2013. In April 2014, the Company awarded raises to its employees that averaged 2.9%, and bonuses were awarded that totaled $376,750. In April 2013, employee bonuses were awarded that totaled $171,000. For the first and second quarters of 2013, approximately $188,000 and $138,000; respectively, in payroll and related costs were capitalized for design and other development activities for the Neal Hot Springs, Oregon project. For the six months ended June 30, 2013, $306,108 ($122,018 for the three months ended June 30, 2013) of the portions of plant managements’ time was allocated to general corporate management and other non-capital development activities.

Management and development employee salaries and related costs are as follows:

	For the Six Months Ended June 30,
	2014	2013	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	1,531,537	1,269,721	261,816	20.6

Cost allocations:
Capital projects	(212,184)	(457,686)	245,502	53.6
Operating management charged to general corporate management and other non-capital development activities	-	306,108	(306,108)	#
Corporate management and support for plant operations	(247,296)	-	(247,296)	#
	1,072,057	1,118,143	(46,086)	(4.1)

% - represents the percentage of change from 2013 to 2014. # - variance percentage that is extremely high or undefined.

	For the Three Months Ended June 30,
	2014	2013	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	902,821	642,942	259,879	40.4

Cost allocations:
Capital projects	(100,466)	(211,305)	110,839	52.5
Operating management charged to general corporate management and other non-capital development activities	-	122,018	(122,018)	#
Corporate management and support for plant operations	(125,011)	-	(125,011)	#
	677,344	553,655	123,689	22.3

% - represents the percentage of change from 2013 to 2014.
# - variance percentage that is extremely high or undefined.

Stock Based Compensation
For the six months ended June 30, 2014, the Company reported $777,465 in stock based compensation, which was an increase of $513,712 (194.8% increase) from the same period in 2013. For the three months ended June 30, 2014, the Company reported $630,153 in stock based compensation, which was an increase of $425,763 (208.3% increase) from the same period in 2013. Stock based compensation includes the calculated values for both Company stock and stock options. The Company uses the Black-Scholes option-pricing model to value the cost of the outstanding stock options. The higher value of the stock options for the current quarter was directly impacted by the number of outstanding options and the increase in the Company’s stock price and the related increase in the volatility of the Company’s stock price. On April 2, 2014, the Company awarded employees 2,883,500 stock options and 559,122 shares (restricted shares). In the prior year, the Company did not issue stock options to employees until July 22, 2013 (1,950,000 options, no restricted shares to employees). During the current six months ended June 30, 2014, the Company’s common stock price reached a high of $0.95 and a low of $0.38 ($0.62 average daily closing price). During the six months ended June 30, 2013, the Company’s common stock price reached a high of $0.43 and a low of $0.31 ($0.35 average daily closing price).

The stock based compensation components are summarized as follows:

	For the Six Months Ended
	June 30,
	2014	2013	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	662,390	242,460	419,930	173.2
Stock compensation	115,075	21,293	93,782	440.4
	777,465	263,753	513,712	194.8

% - represents the percentage of change from 2013 to 2014.

	For the Three Months Ended
	June 30,
	2014	2013	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	541,328	183,098	358,230	195.7
Stock compensation	88,825	21,293	67,532	316.3
	630,153	204,391	425,762	208.3

% - represents the percentage of change from 2013 to 2014.

Exploration Costs
For the six months ended June 30, 2014, the Company reported $24,086 in exploration costs, which was a decrease of $137,923 (85.1% decrease) from the same quarter in 2013. For the three months ended June 30, 2014, the Company reported $19,402 in exploration costs, which was a decrease of $394,975 (95.3% decrease) from the same quarter in 2013. During the six months ended June 30, 2013, the Company incurred drilling costs that exceeded $565,000 ($396,000 for the three months ended June 30, 2014) for test wells at Guatemala (U.S. Geothermal Guatemala S.A.).

Interest Expense
During the six months ended June 30, 2014, the Company reported $1,989,729 in interest expense from notes payable, which was an increase of $385,544 (24.0% increase) from the same period in 2013. During the three months ended June 30, 2014, the Company reported $1,008,737 in interest expense from notes payable, which was a decrease of $115,146 (10.2% decrease) from the same period in 2013. The primary reason for the increase related to the amount interest expense incurred by USG Nevada LLC (San Emidio, Nevada). During the quarter ended March 31, 2013, the Prudential Capital Group loan had not been finalized and most of the interest incurred under the contractor’s obligations was capitalized. In the three months ended June 30, 2013, USG Nevada LLC incurred interest costs that totaled $621,712. In the three months ended March 31 and June 30, 2014, USG Nevada LLC incurred interest expense of $517,406 and $514,859; respectively.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the six months ended June 30, 2014, the Company reported $1,052,154 in net income attributable to non-controlling interests, which was an increase of $795,866 from the $256,288 net income reported in the same period ended 2013. For the three months ended June 30, 2014, the Company reported $155,517 in net loss attributable to non-controlling interests, which was a favorable decrease of $434,751 from the $590,268 net loss reported in the same quarter ended 2013. The primary reason for the increase was due to the operations of the Neal Hot Springs plant which reported net income of $4,266,753, which was an increase of $1,323,347 for the six months ended June 30, 2014 from the same period ended 2013. For the three months ended June 30, 2014, the USG Oregon LLC reported net income of $1,196,404, which was an increase of $677,648 for the quarter ended 2013. The impact of the USG Oregon LLC’s operations on the Company’s reported income attributable to non-controlling entities was an increase of $529,338 ($271,059 increase for the three months) from the six months ended June 30, 2013 as compared to the same period ended 2014.

The net income or (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Six Months Ended
	June 30,
Subsidiaries and Non-Controlling	2014	2013	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	1,694,707	1,027,180	667,527	65.0
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(641,467)	(768,855)	127,388	16.6
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(1,086)	(2,037)	951	46.7
	1,052,154	256,288	795,866	310.5

% - represents the percentage of change from 2013 to 2014.

	For the Three Months Ended
	June 30,
Subsidiaries and Non-Controlling	2014	2013	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	478,562	179,490	299,072	166.6
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(633,000)	(767,952)	134,952	17.6
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(1,079)	(1,806)	727	40.3
	(155,517)	(590,268)	434,751	73.7

% - represents the percentage of change from 2013 to 2014.

Off Balance Sheet Arrangements

As of June 30, 2014, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2014 are adequate to fund our general operating activities through December 31, 2015. Other project development, such as Guatemala, Geysers and the San Emidio expansion, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits.

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

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At June 30, 2014, $16.4 million in USG Oregon LLC funds were deposited at PNC Bank, and were unavailable for immediate corporate needs.

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

On May 21, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof. Pursuant to the Purchase Agreement LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Following this initial purchase, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the TSX. The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of Common Stock if the purchase price of those shares, determined as set forth in the Purchase Agreement, would be below $0.25 per share. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. As consideration for entering into the Purchase Agreement, the Company has issued to LPC 651,819 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 651,819 shares. As of June 30, 2014, the Company has sold LPC an aggregate of 4,625,506 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $1,343,639 (net of $86,911 broker and legal fees). On December 21, 2012, the Company and LPC entered into an Amendment No. 1 to the Purchase Agreement (the “Amendment”) to reduce the total amount that can be purchased under the Purchase Agreement, including amounts already purchased, from $10,750,000 to $6,500,000.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At June 30, 2014, the Company held investments of $30,133,806 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended June 30, 2014, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the six months ended June 30, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our transition report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the risk factors during the six months ended June 30, 2014.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 14, 2014	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: August 14, 2014
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