Form 10-Q
period 2014-09-30
US GEOTHERMAL INC
filed 2014-11-13
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August November 11, 2014
Common stock, par value $ 0.001 per share	106,325,260

U.S. Geothermal Inc.
Form 10-Q
For the Third Quarter Ended September 30, 2014

Part I - Financial Information

Item 1 - Financial Statements

The financial statements included herein have been prepared by U.S. Geothermal Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the audited financial statements and notes to the financial statements included in the Company’s report on Form 10-K for the year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

U.S. GEOTHERMAL INC.
________

Consolidated Financial Statements
(Unaudited)
September 30, 2014

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013

ASSETS

Current:
Cash and cash equivalents (note 2)	$10,695,122	$28,736,934
Restricted cash and bonds (note 3)	2,251,707	3,081,020
Trade accounts receivable	2,518,260	4,106,806
Other current assets	1,363,419	1,079,262
Total current assets	16,828,508	37,004,022

Investment in equity securities (note 4)	-	42,174
Costs on acquisition	187,794	-
Restricted cash and bond reserves (note 3)	18,692,614	18,815,145
Property, plant and equipment, net of accumulated depreciation (note 5)	167,990,151	161,583,938
Intangible assets, net of accumulated amortization (note 6)	15,462,626	15,320,018

Total assets	$219,161,693	$232,765,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,305,784	$1,626,687
Related party accounts payable	11,473	3,089
Current portion of capital lease obligations (note 8)	33,227	48,118
Current portion of notes payable (note 9)	4,283,575	4,127,170
Total current liabilities	5,634,059	5,805,064

Long-term Liabilities:
Long-term portion of capital lease obligations (note 8)	-	20,921
Asset retirement obligations (note 14)	1,400,000	-
Notes payable, less current portion (note 9)	94,760,130	99,226,423
Total long-term liabilities	96,160,130	99,247,344

Total liabilities	101,794,189	105,052,408

Commitments and Contingencies (note 14)	-	-

STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2014 and December 31, 2013 were: 106,325,260 and 102,094,542; respectively)	106,325	102,094
Additional paid-in capital	103,110,665	100,381,207
Accumulated other comprehensive loss	-	(27,321)
Accumulated deficit	(30,630,183)	(30,898,571)
	72,586,807	69,557,409

Non-controlling interests (note 15)	44,780,697	58,155,480
Total stockholders’ equity	117,367,504	127,712,889

Total liabilities and stockholders’ equity	$219,161,693	$232,765,297

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Plant Revenues:
Energy sales	$6,649,120	$5,667,070	$20,810,254	$17,542,568
Energy credit sales	87,885	93,425	274,590	277,992
Total plant operating revenues	6,737,005	5,760,495	21,084,844	17,820,560

Plant Expenses:
Plant production expenses	2,246,034	1,730,493	7,115,530	5,365,456
Depreciation and amortization	1,551,299	1,568,650	4,674,605	4,878,892
Total plant operating expenses	3,797,333	3,299,143	11,790,135	10,244,348

Net Income from Plant Operations	2,939,672	2,461,352	9,294,709	7,576,212

Expenses (Income):
Corporate administration	216,386	240,761	808,489	737,630
Professional and management fees	186,849	248,861	754,796	980,211
Salaries and wages	400,950	537,482	1,473,006	1,655,624
Stock based compensation	321,306	307,408	1,098,771	571,160
Travel and promotion	60,362	48,940	160,356	168,154
Exploration costs	27,221	(67,211)	70,709	509,174
Interest expense	1,089,686	985,654	3,079,415	2,589,825
Other (income) expenses	(58,905)	(26,741)	(85,412)	(90,217)
Total expenses (income)	2,243,855	2,275,154	7,360,130	7,121,561

Net Income Before Income Tax Expense	695,817	186,198	1,934,579	454,651

Net Income Tax Expense (note 7):
Income taxes	266,000	71,000	739,000	174,000
Effect of net deferred tax assets	(266,000)	(71,000)	(739,000)	(174,000)
Net income tax expense	-	-	-	-

Net Income	695,817	186,198	1,934,579	454,651

Net income attributable to the non-controlling interests	(614,037)	(214,335)	(1,666,191)	(470,624)

Net Income (Loss) Attributable to U.S. Geothermal Inc.	81,780	(28,137)	268,388	(15,973)

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	-	(1,372)	27,321	(21,919)

Comprehensive Income (Loss) Attributable to U.S. Geothermal Inc.	$81,780	$(29,509)	$295,709	$(37,892)

Basic Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$0.00	$(0.00)	$0.00	$(0.00)
Diluted Net Income (Loss) Per Share Attributable to U.S. Geothermal Inc.	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding for Basic Calculations	104,587,598	102,044,300	103,541,220	101,694,542
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	126,154,705	102,044,300	125,941,413	101,694,542

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013

Operating Activities:
Net Income	$1,934,579	$454,651
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	4,772,192	4,969,582
Stock based compensation	1,098,771	571,160
Stock based officer bonus	-	100,000
Gain on software refund	(13,239)	-
Loss on sale of securities	27,967	-
Net changes in:
Trade accounts receivable, operating	1,588,546	1,305,389
Accounts payable and accrued liabilities	(1,320,909)	(582,841)
Prepaid expenses and other	(284,157)	(144,526)
Total cash provided by operating activities	7,803,750	6,673,415

Investing Activities:
Purchases of property, plant and equipment	(2,874,315)	(9,691,268)
Acquisition of subsidiaries (note 16)	(6,782,446)	-
Costs related to acquisition	(187,794)	-
Proceeds from ITC cash grants receivable	-	33,800,784
Proceeds from sale of equities held for investment	41,528	-
Proceeds from software refund	31,120	-
Release (funding) of restricted cash reserves and bonds	1,051,844	(12,724,097)
Total cash provided (used) by investing activities	(8,720,063)	11,385,419

Financing Activities:
Issuance of share capital	1,634,918	-
Contributions from non-controlling interest	7,360	7,460
Distributions to non-controlling interest	(15,048,334)	(89,221)
Principal payments on convertible debt obligations	-	(2,125,000)
Principal payments on notes payable and other obligations	(3,683,631)	(4,602,607)
Principal payments on capital leases	(35,812)	(33,696)
Total cash used by financing activities	(17,125,499)	(6,843,064)

Increase (Decrease) in Cash and Cash Equivalents	(18,041,812)	11,215,770

Cash and Cash Equivalents, Beginning of Period	28,736,934	12,908,779

Cash and Cash Equivalents, End of Period	$10,695,122	$24,124,549

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$425,529	$1,066,271
Purchase of property and equipment with notes payable	71,245	-
Construction and development paid directly with construction loans	-	2,355,316
Property and equipment costs reduced by settlement agreements	-	7,387,658
Grants receivable used to decrease construction costs	-	1,719,216

Other Items:
Interest paid	3,538,629	4,365,949

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMALINC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2012	101,516,764	$101,516	$99,524,850	$(32,845,150)	$(3,944)	$56,081,198	$122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(117,248)	(117,248)
Stock issued under terms of employment agreement	577,778	578	99,422	-	-	-	100,000
Stock compensation	-	-	756,935	-	-	-	756,935
Unrealized loss on investment	-	-	-	-	(23,377)	-	(23,377)
Net income	-	-	-	1,946,579	-	2,184,070	4,130,649

Balance at December 31, 2013	102,094,542	102,094	100,381,207	(30,898,571)	(27,321)	58,155,480	127,712,889

Distributions to non-controlling interest entities (note 15)	-	-	-	-	-	(15,048,334)	(15,048,334)
Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,360	7,360
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	2,594,596	2,595	1,294,703	-	-	-	1,297,298
Stock compensation	559,122	559	1,098,211	-	-	-	1,098,770
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	268,388	-	1,666,191	1,934,579

Balance at September 30, 2014 - unaudited	106,325,260	$106,325	$103,110,665	$(30,630,183)	$-	$44,780,697	$117,367,504

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2014

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

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware);
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala);
xiv)	Geysers USG Holdings Inc. (incorporated in the State of Delaware);
xv)	Western GeoPower, Inc. (incorporated in the State of California);
xvi)	Etoile Holdings Inc. (incorporated in the Bahamas);
xvii)	Mayacamas Energy LLC (organized in the State of California);
xviii)	Skyline Geothermal LLC (organized in the State of Delaware);
xix)	Skyline Geothermal Holding, Inc. (incorporated in the State of Delaware); and
xx)	USG Cresent Valley Inc. (incorporated in Delaware).

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At September 30, 2014, $704,000 in USG Oregon LLC funds were deposited at PNC Bank and $278,000 in Oregon USG Holdings LLC funds were deposited at Umpqua Bank, and were unavailable for immediate corporate needs. Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2014 and December 31, 2013, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received. Therefore, no allowance accounts are considered to be necessary for receivables from grants at September 30, 2014 and December 31, 2013.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At September 30, 2014, the Company’s total cash balance, excluding money market funds, was $4,187,430, and bank deposits amounted to $4,453,398. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $2,999,632 was not covered by or was in excess of FDIC insurance guaranteed limits. At September 30, 2014, the Company’s money market funds invested in government backed securities totaled $27,448,313 and were not subject to deposit insurance.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Where appropriate, terms of property rights and revenue contracts can influence the determination of estimated useful lives. Estimated useful lives in years by major asset categories are summarized as follows:

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

Earnings (Losses) Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Both basic and diluted were presented for the calculation of the income per share for the periods that reported income. Stock equivalents were not included in the calculation for the periods that reported losses since their inclusion would be considered anti-dilutive. Total common stock equivalents on a fully diluted basis at September 30, 2014 and December 31, 2013 were 126,091,335 and 124,494,963; respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2014	2013
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	420,981	19,848
U.S. Department of Energy, Debt Service Reserve	860,726	2,191,172
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	-

	$2,251,707	$3,081,020

Long-term restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2014	2013
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	1,594,520	1,594,437
Prudential Capital Group, Maintenance Reserves	580,177	751,183
Prudential Capital Group, Well Reserves	212,289	53,072
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,582,187	2,668,179
U.S. Department of Energy, Short Term Well Field Reserves	4,504,420	4,501,191
U.S. Department of Energy, Long-Term Well Field Reserves	4,761,156	4,507,391
U.S. Department of Energy, Capital Expenditure Reserves	2,718,967	3,000,794

	$18,692,614	$18,815,145

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at September 30, 2014 and December 31, 2013. As described in note 16, the Geyser’s acquisition included a short term well bond of $100,000 at September 30, 2014.

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2014, the Company incurred well drilling costs that exceeded $942,000 and other development costs that exceeded $545,000 for the San Emidio projects (located in Northwestern Nevada). Two Phase II San Emidio exploration wells were started and completed during the current quarter. A new production well was completed and connected to the existing Phase I power plant. This well is still being evaluated, and has not been transferred into plant operations. On August 21, 2014, the Company purchased three trucks for the plants that totaled $118,245.

During the quarter ended June 30, 2014, the Company acquired a group of companies that included long-term assets that totaled $7.74 million (land of $1.6 million, well and drilling construction in progress of $6.14 million). See note 16 for details. The Company continued with development activities for Phase II San Emidio and the Guatemala projects. For Phase II San Emidio, over $206,000 was incurred for well drilling and permitting. At Guatemala, over $353,000 was incurred on temperature gradient wells and plant facilities. Costs of approximately $74,800 were incurred at Neal Hot Springs, Oregon on a bridge.

During the quarter ended March 31, 2014, the Company continued with development activities for Phase II San Emidio, Nevada and the Guatemala projects. For Phase II San Emidio, over $81,000 was incurred on a seismic study, well pad permitting, and well drilling, At Guatemala, over $395,000 was incurred on temperature gradient wells.

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	December 31,
	2014	2013
Land	$3,207,025	$1,603,509
Power production plant	162,076,367	161,868,687
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,620,661
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	1,762,280	1,462,312
	178,237,048	176,125,378

Less: accumulated depreciation	(25,518,632)	(20,895,943)
	152,718,416	155,229,435
Construction in progress	15,271,735	6,354,503

	$167,990,151	$161,583,938

Depreciation expense was charged to plant operations and general expenses for the following periods:

	September 30,
	2014	2013

Three months ended	$1,538,721	$1,536,042
Nine months ended	4,635,928	4,782,539

Changes in Construction in Progress are summarized as follows:

	For the Nine	For the Year
	Months Ended	Ended December
	September 30, 2014	31, 2013
Beginning balances	$6,354,503	$2,877,994
Development/construction	2,717,174	3,694,978
Grant reimbursements and rebates	-	(33,325)
Acquisition (note 16)	6,200,058	-
Transfers into production	-	(185,144)
Ending balances	$15,271,735	$6,354,503

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	September 30,	December 31,
	2014	2013
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$750,493
Unit II, well construction	2,127,355	2,121,502
	2,877,848	2,871,995
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	383,536	3,910
Unit II, well construction	3,154,914	1,753,299
	3,538,450	1,757,209
Neal Hot Springs, Oregon:
Power plant and facilities	450	-

The Geysers, California (note 16):
Power plant and facilities	137,225	-
Well construction	6,139,421	-
	6,276,646	-
El Ceibillo, Republic of Guatemala:
Well Construction	2,569,841	1,725,299
Plant and facilities	8,500	-
	2,578,341	1,725,299

	$15,271,735	$6,354,503

NOTE 6 – INTANGIBLE ASSETS

During the quarter ended June 30, 2014, the Company acquired a group of companies that included geothermal water rights located at The Geysers in Northern California that amounted to $278,872 (see note 16 for details).

Intangible assets, at cost, are summarized by project location as follows:

	September 30,	December 31,
	2014	2013
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(1,072,013)	(935,749)
	4,378,544	4,514,808
Inactive:
Raft River, Idaho:
Surface water rights	146,343	146,343
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Geothermal water and mineral rights	451,299	451,299

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

The Geysers, California:
Geothermal water rights (note 16)	278,872	-

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	11,084,082	10,805,210

	$15,462,626	$15,320,018

Amortization expense was charged to plant operations for the following periods:

	September 30,
	2014	2013

Three months ended	$45,421	$62,361
Nine months ended	136,264	187,043

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2014	$34,066
2015	181,685
2016	181,685
2017	181,685
2018	181,685

$760,806

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

At September 30, 2014, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $12,102,000 (December 31, 2013 - $10,435,000). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2014 and December 31, 2013. For the current periods ended September 30, 2014 and 2013, the Company has recognized the net deferred income tax asset to the extent of the impact created from current book earnings. During the year ended December 31, 2013, the Company engaged a tax matters consultant to evaluate the value and timing of adjusting the deferred tax valuation allowance. The Company anticipates that any tax obligations will be fully offset by the utilization of prior reserved deferred tax benefits for the year ended December 31, 2014.

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Deferred tax assets*:
Net operating loss carry forward	$31,658,000	$28,478,000
Stock based compensation	1,291,000	1,117,000

Deferred tax liabilities*:
Depreciation and amortization	(20,847,000)	(19,160,000)
Net deferred income tax asset	12,102,000	10,435,000
Estimated deferred tax asset recognized and utilized in current period	(739,000)	(1,578,000)
Deferred tax asset valuation allowance	(11,363,000)	(8,857,000)

Net deferred tax asset	$-	$-

* - significant components of deferred assets and liabilities are considered to be long-term.

The Company’s estimated effective income tax rate is as follows:

	For the Years Ended December 31,
	2014	2013

U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	4.2	4.2
Production tax credits	-	-
Net effective tax rate	38.2%	38.2%

At September 30, 2014, the Company had net income tax operating loss carry forwards of approximately $82,875,000 ($74,550,000 in December 31, 2013), which expire in the years 2023 through 2034. The change in the allowance account from December 31, 2013 to September 30, 2014 was an increase of $640,000 for the anticipated deferred tax allocations based on 2014 income.

The net change in the deferred tax asset valuation allowance account is detailed as follows:

	For the Nine
	Months Ended	For the Year
	September 30,	Ended December
	2014	31, 2013

Change in net operating loss	$3,180,000	$16,258,000
Change in estimated effective tax rate	-	614,000
Net change in difference between book and tax stock compensation costs	174,000	251,000
Change in estimated deferred tax asset recognized and utilized in current period	839,000	(1,578,000)
Change in period book to income tax depreciation	(1,687,000)	(17,518,000)

Net change in deferred tax valuation allowance	$2,506,000	$(1,973,000)

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

On April 22, 2014, the Company purchased a group of companies (see note 16 for details). Federal and applicable state NOLs that totaled approximately $30 million were included in the acquisition. These NOLs are scheduled to expire in the years ending 2028 through 2033. The use of these NOLs is restricted by the Company’s basis and the “applicable federal rate” as defined by federal tax law. The estimated reduced value of approximately $4.8 million is included in the Company’s calculated NOLs.

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

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Effective May 10, 2012, the Company entered into two capital lease obligations for the purchase of a boom lift and a telehandler from Caterpillar Financial Services Corporation. The boom lift contract is payable in 36 monthly payments of $1,094 that began on June 11, 2012 and has an effective annual interest rate of 5.985%. The telehandler contract is payable in 36 monthly payments of $3,155 that began on June 11, 2012 and has an effective annual interest rate of 6.14%. Both contracts with Caterpillar Financial Services Corporation have bargain purchase options at the end of the contracts scheduled for May 2015. At September 30, 2014, all of the lease obligations were considered to be current.

The scheduled future lease payments for the two contracts are presented as follows:

Capital Lease
Years ending December 31,	Amounts
2014	$12,749
2015	21,249
Total future payments	33,998

Less: imputed interest portion	(771)
$33,227

At September 30, 2014, the net book value of the equipment under capital lease amounted to $46,391 ($155,000, less $108,609 accumulated amortization).

NOTE 9 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. The loan advances began August 31, 2011 and the last advance was taken on July 31, 2013. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. On August 12, 2013, proceeds of the ITC cash grant were distributed in accordance with the loan agreement, with $11,870,137 of the proceeds being used to prepay the Project loan, $11,167,473 of proceeds being used to fund a series of Project reserves, and balance of $9,711,930 being distributed as equity to the project owners. After the loan prepayment, the remaining final loan balance was $70,386,576. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest is calculated at an aggregate fixed interest rate of 2.598%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments are scheduled to start at $1,709,963 and are expected to be reduced to $1,626,251 on February 10, 2017. The loan balance at September 30, 2014 totaled $66,974,610 (estimated current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through September 30, 2014	(16,083,355)

Loan balance at September 30, 2014	$66,974,610

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 9.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013. The loan balance at September 30, 2014 totaled $1,580,007 (estimated current portion $383,196).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to operating results and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At September 30, 2014, the balance of the loan was $30,417,843 (estimated current portion $471,091).

Auto Loans
On August 21, 2014, the Company’s wholly owned subsidiaries (U.S. Geothermal Services, LLC, USG Nevada LLC and Raft River Energy I, Inc.) purchased three trucks with down payments that totaled $47,000 and three separate loan agreements with Chrysler Capital. The loans require total monthly payments of $1,257, including interest at an average rate of 7.9% per annum until September 2020. The notes are secured by the vehicles. At September 30, 2014, the loan balances totaled $71,245 (estimated current portion $9,361)

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the estimated annual principal payments were calculated as follows:

For the Fiscal Year Ended	Principal
September 30,	Payments
2015	$4,283,575
2016	4,385,203
2017	4,342,385
2018	4,141,392
2019	3,998,006
Thereafter	77,893,144

$99,043,705

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On September 3, 2014, the Company issued 2,459,460 shares of common stock to an investor exercising stock purchase warrants at a price of $0.50 per share.

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

NOTE 11 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in December 2009 and September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2014, the Company can issue stock option grants totaling up to 15,945,789 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At September 30, 2014, the Company had 11,848,500 options granted and outstanding.

On September 23, 2014, 68,000 stock options exercisable at a price of $1.58 expired without exercise.

During the quarter ended September 30, 2014, 50,000 stock options exercisable at the price of $0.83 issued to a contractor were forfeited due to the termination of their contract.

On April 2, 2014, the Company awarded 2,883,500 stock options at an exercise price of $0.74 expiring on April 2, 2019 to its employees and directors.

During the quarter ended June 30, 2014, 352,500 stock options exercisable at the price of $0.31 were exercised by employees and former employees.

On May 26, 2014, 1,698,250 stock options exercisable at a price of $0.92 expired without exercise.

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

The following table reflects the summary of stock options outstanding at December 31, 2012 and changes for the year ended December 31, 2013 and nine months ended September 30, 2014:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, December 31, 2012	10,239,625	$0.91	$0.55	$5,606,309

Forfeited/Expired	(1,566,375)	2.18	1.20	(1,872,094)
Exercised	-	-	-	-
Granted	3,215,000	0.42	0.25	808,500
Balance outstanding, December 31, 2013	11,888,250	0.61	0.38	4,542,715

Forfeited/Expired	(1,846,250)	0.53	0.26	(1,251,738)
Exercised	(1,077,000)	0.32	0.16	(171,134)
Granted	2,883,500	0.74	0.40	1,153,400
Balance outstanding, September 30, 2014	11,848,500	$0.62	$0.36	$4,273,243

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

For the Nine
	Months Ended	For the Year
	September 30,	Ended December
	2014	31, 2013
Dividend yield	0	0
Expected volatility	81-100%	71-81%
Risk free interest rate	0.69-0.82%	0.27-0.82%
Expected life (years)	3.19	4.63

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at September 30, 2014:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$0.86	1,300,000	0.95	1,300,000	$752,207
0.83	2,540,000	1.68	2,540,000	1,244,600
0.60	100,000	1.95	100,000	36,072
0.31	1,865,000	2.90	1,865,000	290,128
0.46	1,895,000	3.81	1,421,250	345,222
0.41	15,000	3.92	11,250	2,259
0.35	1,250,000	8.55	937,500	253,500
0.74	2,883,500	4.50	720,875	287,232
$0.62	11,848,500	3.77	8,895,875	$3,211,220

The following table summarizes information about the stock options outstanding at December 31, 2013:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$0.92	1,698,250	0.40	1,698,250	$1,200,208
1.58	68,000	0.73	68,000	26,435
0.86	1,300,000	1.70	1,300,000	752,207
0.83	2,590,000	2.43	2,590,000	1,269,100
0.60	100,000	2.70	100,000	36,072
0.31	2,917,000	3.65	2,187,750	340,332
0.46	1,950,000	4.56	487,500	118,414
0.41	15,000	4.67	3,750	753
0.35	1,250,000	9.30	625,000	169,000
$0.61	11,888,250	3.43	9,060,250	$3,912,521

A summary of the status of the Company’s nonvested stock options outstanding at December 31, 2012 and changes during the year ended December 31, 2013 and nine months ended September 30, 2014 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, December 31, 2012	2,212,750	$0.31	$0.16
Granted	3,215,000	0.42	0.25
Vested	(2,599,750)	0.35	0.23
Forfeited/Expired	-	-	-
Nonvested, December 31, 2013	2,828,000	0.39	0.23
Granted	2,162,625	0.74	0.40
Vested	(2,038,000)	0.38	0.19
Forfeited/Expired	-	0.46	0.24
Nonvested, September 30, 2014	2,952,625	$0.65	$0.36

As of September 30, 2014, there was $924,876 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at September 30, 2014 and December 31, 2013 was $911,009 and $683,143, respectively.

Stock Compensation Plan (Restricted Shares)

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, which were distributed at the end of a one-year vesting period subsequent to period end. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares were issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000 and the recognized cost through September 30, 2014 was $31,208.

On April 2, 2014, the Company issued 559,122 shares of Company stock at a price of $0.74 that fully vest on April 2, 2015 to its employees and directors. The total fair value at the grant date was $413,750 and the recognized cost through September 30, 2014 was $156,554.

Stock Purchase Warrants

At September 30, 2014, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
September 16, 2015	246,285	$1.25	4,104,757	$1.25
May 23, 2017	255,721	0.44	-	-
December 21, 2017	-	-	3,310,812	0.50

On September 3, 2014, 2,459,460 share purchase warrants were exercised by an investor at the warrant exercise price of $0.50.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of September 30, 2014 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,448,313	$27,448,313	$-	$-

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

NOTE 13 - RELATED PARTY TRANSACTIONS

At September 30, 2014 and December 31, 2013 the amounts of $11,473 and $3,089; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees for the nine months ended September 30, 2014 and 2013 totalled $87,900 and $76,500; respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Washoe County Nevada; Republic of Guatemala; Neal Hot Springs, Oregon and adjoining the Raft River properties in Raft River, Idaho. The Company incurred total lease expenses for the nine months ended September 30, 2014 and 2013, of $419,868 and $286,923; respectively.

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

The Geysers, California
On April 22, 2014, the Company acquired companies that held five significant lease contracts for approximately 3,809 acres (6.0 square miles) of land and geothermal water rights in The Geysers area located in Northern California. The contracts have stated expiration dates, expiring from February 2017 to October 2019. The remaining contracts renew indefinitely with payments made within contracted terms (held by payment). The contracted lease payments are scheduled for $274,000 for the year ended December 31, 2014.

Office Lease

Park Center Boulevard
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that began February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the nine months ended September 30, 2014, the office lease costs totaled $86,873.

Tyrell Lane
Under the contract, the lease payments were due in monthly installments of $6,535. The contract ended January 31, 2014. The total office lease costs incurred under the contract and the prior contract for year ended December 31, 2013 totaled $78,423 ($58,817 for the nine months ended September 30, 2013).

Contracted Lease Obligation Schedule

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years:

Year Ending
December 31,	Amount
2014	$188,891
2015	824,869
2016	856,156
2017	851,094
2018	807,751
Thereafter	14,197,270

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

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of September 30, 2014, the Company has funded a security deposit of $1,468,898.

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

Asset Retirement Obligations (“AROs”)

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $800,000. Obligations related to decommissioning four existing wells were estimated to total $600,000. These obligations are based upon the expected future value of the remedy or settlement and the values have not been calculated at discounted rates. At September 30, 2014, the Company has not considered it necessary to specifically fund these obligations. Since management is still evaluating the development plan for this project that could eliminate or significantly reduce these obligations, no charges directly associated the asset retirement obligations have been charged to operations. All of the obligations are considered to be long-term at September 30, 2014.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of September 30, 2014, no retirement obligations have been recognized.

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. Subsequent to June 30, 2013, the Company began matching 50% of the employee’s contribution up to 6%. Prior to June 30, 2013, the plan required the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $74,435 and $37,448 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 15 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	September 30,	December 31,
	2014	2013

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$404,346	$404,352
Oregon USG Holdings LLC interest held by Enbridge Inc.	23,162,048	35,926,826
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	21,214,303	21,824,302
	$44,780,697	$58,155,480

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the nine months ended September 30, 2014, contributions were made to Gerlach by the Company and GGE that totaled $11,040 and $7,360; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s project in the Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the nine months ended September 30, 2014, distributions were made to the Company and Enbridge that totaled $12,388,606 and $15,024,334; respectively.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the nine months ended September 30, 2014 and the year ended December 31, 2013, RREI made principal payments on the loan of $662,556 and $755,288; respectively. The balance of the loan at September 30, 2014 and December 31, 2013 was $718,306 and $1,380,862; respectively. The loan balance and related interest effects are fully eliminated during the consolidation process.

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

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through November 13, 2014, which is considered to be the issuance date. The following event was identified for disclosure:

Earth Power Resources (“EPR”) Merger Agreement
On October 16, 2014, the Company announced the signing of an Agreement and Plan of Merger with EPR. Under the terms of the Agreement, the EPR shareholders will receive a total of 692,700 shares of U.S. Geothermal Inc. stock in exchange for all outstanding shares of EPR stock. The transaction is expected to be completed by the end of November 2014 following EPR shareholder approval. Acquired assets include geothermal leases covering 26,017 acres in the State of Nevada representing three projects.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2014 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended September 30, 2014, the Company was focused on:

1)	Operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
2)	Leasing additional lands, and constructing a new drill pad at El Ceibillo;
3)	Drilling two new wells and constructing a tie in pipeline at San Emidio for Phase II;
4)	Finalizing merger agreement for Earth Power Resources;
5)	Pursuing PPA and steam sale opportunities at the WGP Geysers project; and
6)	Evaluating potential new geothermal projects and acquisition opportunities.

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

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Power Purchaser
El Ceibillo Phase I	Guatemala	100%	25	3rd Quarter 2017	$135	MOU
San Emidio Phase II	Nevada	100%	11	4th Quarter 2016	$66	TBD
WGP Geysers	California	100%	26	TBD	TBD	TBD

Additional Properties
Project	Location	Ownership	Target Development (Megawatts)
Gerlach	Nevada	60%	TBD
Granite Creek	Nevada	100%	TBD
El Ceibillo Phase II	Guatemala	100%	25
San Emidio Phase III	Nevada	100%	17.2
Neal Hot Springs II	Oregon	100%	28
Raft River Unit II	Idaho	100%	26
Raft River Unit III	Idaho	100%	32
Vale Butte	Oregon	100%	TBD

Resource Details
	Property Size
Property	(square miles)	Temperature (ºF)	Depth (Ft)	Technology
Raft River	10.8	275-302	4,500-6,000	Binary
WGP Geysers	6.0	500	6,000-10,000	Steam
San Emidio	35.8	289-316	1,500-3,000	Binary
Neal Hot Springs	9.6	285-300	2,500-3,000	Binary
Gerlach	5.6	338-352	2,000-3,000	Binary
Granite Creek	3.8	TBD	TBD	Binary
El Ceibillo	38.6	410-526	1,800-TBD	Steam
Vale Butte	0.6	290-300	TBD	Binary

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. The Neal Hot Springs facility is a 22 megawatt net annual average power plant, consisting of three separate, 7.33 net megawatt annual average modules. The facility achieved commercial operation under the terms of the power purchase agreement on November 16, 2012. Generation from the facility during the third quarter of 2014 totaled 32,264 megawatt-hours with an average of 14.74 net megawatts per hour of operation. Plant availability was 99.1% during the quarter.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. The PPA has a 25 year term with a starting annual average price of $96.00 per megawatt-hour beginning in 2012 and escalates at a variable percentage annually. On May 20, 2010, the Idaho Public Utilities Commission approved the PPA with no changes to the terms and conditions. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for 2014 has increased to $102.78 per megawatt-hour.

San Emidio, Nevada
The Phase I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. Generation from the facility during the third quarter 2014 totaled 18,240 megawatt-hours, with an average of 8.6 net megawatts per hour of operation. Plant availability was 96.1% during the quarter.

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

As a result of the delays experienced in permitting additional wells on BLM administered leases, it has been determined that it is not possible to complete the development of the Phase II project within the development time frame required in the existing 19.9 megawatt NV Energy PPA. The Phase II expansion is dependent on successful development of additional production and injection well capacity. The cost of development for Phase II is estimated at approximately $66 million. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing. We anticipate the project qualifying for the federal investment tax credit.

A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An application to increase the interconnection agreement to the full 19.9 megawatts allowed under the PPA was submitted to NV Energy on January 9, 2014. A System Impact Study agreement, which is the next step in the interconnection process mandated by the Federal Energy Regulatory Commission, was signed on August 28.

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

Permitting was initiated with the Bureau of Land Management (“BLM”) for four new observation wells to be drilled in the South Zone to follow up on the high temperatures found in wells 61-21 (302°F) and 45-21 (316°F). As part of the permitting process, cultural and biological surveys were performed, and the well design and drilling program were submitted during the quarter. Permits for three wells were issued by the BLM on April 29th and a drill rig was mobilized to the site on June 26th. Two additional wells were completed on the BLM administered land during the third quarter. Well OW-14 was drilled to a depth of 3,501 feet and had a bottomhole temperature of 265°F. Well OW-15 was drilled to a depth of 3,716 feet and had a maximum downhole temperature of 300°F. While the wells extended the high temperature outline of the South Zone, neither well encountered the commercial permeability seen in well 61-21 (OW-10). Geologic, geochemical and temperature data generated by the drilling program is being evaluated to determine the next phase of drilling.

Well 61-21 (formerly OW-10) in the South Zone, was reworked beginning on October 25, 2013 and was completed on November 2, 2013. Flow testing of 61-21 was completed during the second quarter of 2014. To allow for early, long term testing of the South Zone resource area, a cross tie pipeline was constructed between the Phase I and Phase II project areas and a production pump was installed in well 61-21 during the third quarter. Well 61-21 is currently producing 630 gallons per minute of 298°F fluid to the San Emidio Phase I power plant.

A Request for Proposal (“RFP”) from NV Energy for 100 megawatts of renewable energy was issued on October 1, 2014. We are evaluating the RFP requirements and anticipate submitting a bid for the Phase II project if it qualifies. In parallel, we are investigating pursuing a power purchase agreement with California power off-takers, where power prices are typically higher.

Raft River, Idaho
The Raft River project is located in Southern Idaho, near the town of Malta, and achieved commercial operation in January 2008. Generation from the facility during the third quarter 2014 totaled 18,500 megawatt-hours, with an average of 8.41 net megawatts per hour of operation. Plant availability was 99.7% during the quarter.

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

The project was awarded an $11.4 million cost-shared, thermal fracturing program grant from the Department of Energy, with the goal of creating an Enhanced Geothermal System (EGS) by creating fractures and developing a corresponding increased permeability in low permeability rock. Well RRG-9 was made available, and after installing four, 300 foot deep seismic monitoring wells and seismic geophones, to allow for seismic monitoring, the first stage of injection into the well began in June 2013, with the well capable of receiving only 20 gallons per minute (gpm) of water due to the low permeability of the rock. Injection continued through the quarter from power plant injectate, with flow into the well seeing a moderate increase to now over 380 gpm, indicating that additional permeability is developing. The EGS stimulation is expected to continue through 2015.

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

An office and staff are located in Guatemala City, and 17 acres of surface has been under lease. Recent temperature gradient drilling has identified the primary area of interest to be larger than earlier anticipated, so an additional surface lease of 80 acres was signed on October 15, 2014, bringing the total surface leasehold interest to 97 acres. Construction of a drill pad, pond and cellar on this new lease for proposed well EC-2, has been completed. Drilling of EC-2 is expected to begin as soon as the approval to extend the development schedule contained in the concession agreement has been obtained from the Guatemalan Ministry of Energy and Mines. We are optimistic that we will receive approval of our application shortly.

The El Ceibillo project, is located near the town of Amatitlan, in a developed industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast. An initial development of a 25 megawatt (Phase I) power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and have identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

A temperature gradient (“TG”) drilling program was initiated during the first quarter of 2014 with a series of 656 foot (200 meter) deep wells planned. Nine TG wells have been completed with depths ranging from 656 to 1,312 feet (200 to 400 meters). Bottom-hole temperatures found in this shallow drilling program range from 176 to 413°F (80 to 211°C) with two of the wells encountering permeability and flowing brine. The data from these wells provided a more accurate temperature gradient map of the underlying geothermal resource which has assisted in identifying future drilling targets.

A first phase of drilling took place during the third quarter of 2013 when well EC-1 was drilled to a depth of 4,829 feet (1,472 meters) and encountered a bottom hole temperature of 491°F (255°C), with the temperature gradient at the bottom of the hole rising at a rate of 7.1°F/100 Feet (129.1°C/km). High temperatures in excess of 392°F (>200°C) were encountered in the well beginning at a depth of 2,625 feet (800 meters), which represents a potential high temperature reservoir interval in excess of 2,204 feet (672 meters) thick. Due to the high temperature gradient found in the lower section of the well, the decision was made to deepen the well. The final depth of the well is 5,650 feet (1,722 meters) with a measured bottom-hole temperature of 526°F (274°C). Clean out and short term flow tests were conducted along with temperature surveys and have been incorporated in the geologic model of the reservoir. Well EC-1 did not encounter commercial permeability.

In early September 2013, the Guatemalan Ministry of the Environment and Natural Resources (“MARN”) issued the Environmental License for the construction and operation of the planned, first phase, 25 megawatt power plant at the El Ceibillo site. The license is based on the Environmental Impact Assessment Study that was submitted in December 2012, describing the initial design of the 25 megawatt facility, and requires the submittal of final design specifications for review by MARN prior to starting physical construction of the plant. Additionally, the license requires compliance with all legal and regulatory requirements under Guatemalan law, submittal of an air quality monitoring plan, and that final design comply with the strict guidelines for noise, dust and hydrogen sulfide emissions. Prior to issuance of the license, an environmental bond was posted with the Ministry of Environment and Natural Resources.

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

WGP Geysers is an advanced stage project that encompasses the former Pacific Gas and Electric Unit 15, which once had a 62 megawatt (gross) capacity geothermal power plant that was shut down in l989. The project includes 3,809 acres of geothermal leases and property, development design plans, and permits for a proposed 26 (net) megawatt power plant. There are four existing wells drilled in 2008-2009 which are immediately available for production or injection, with a fifth, historic well that has temporary plugs installed but can be reworked. The four new wells have been tested with an initial steam flow totaling 462,000 pounds per hour. A report prepared in 2012 by a third party reservoir engineering firm, states that the total initial power capacity from these wells is estimated at about 30 megawatts (gross). The report further estimated that the sustainable long-term production from the resource is conservatively estimated at 26 megawatts (net) assuming 25% of the geothermal fluid that is withdrawn is injected back into the reservoir.

A 12 month extension for the Sonoma County Conditional Use Permit to construct the 26 megawatt power plant was applied for and was approved on June 12, 2014. Additionally, an application was made to the Sonoma County Air Quality Board for a permit to conduct flow tests on the four production wells drilled in 2009. The Air Quality permit was approved on June 19, 2014.

We continue to evaluate the detailed design and project costs for two development scenarios: 1) build a new power plant and sell electricity, or 2) build pipelines and sell steam. Discussions are underway with counterparties for both scenarios, and we are reviewing several California based renewable energy contract solicitations for which the project may qualify. Designs for each scenario are being optimized, and we are refining our detailed cost estimates and associated economic models.

Gerlach Joint Venture
The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed with three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 feet total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gallons per minute with a flowing temperature of 208°F. Geochemistry calculated from brine samples indicates an average potential source temperature of 374°F for the Gerlach site.

To continue evaluation of the Gerlach resource, deepening of well 18-10A commenced on October 29, 2014. The 18-10A well, which is a twin to a previously drilled well, was drilled to a depth of 1,900 feet in 2012, but was not completed at the time. The original 18-10 well was drilled to a total depth of 2,868 feet in 1994 but was plugged and abandoned in 2006, before we acquired the property. The original well encountered a very promising, total lost circulation zone at a depth of 2,788 feet, but the well was not flow tested and the resource temperature is undetermined. The current drilling plan has a permitted depth of up to 3,000 feet. The U.S. Geological Survey considered the Gerlach resource to be the 3rd largest geothermal resource in the state of Nevada in their Assessment of Geothermal Resources of the United States published in l975.

Operating Results

For the nine months ended September 30, 2014, the Company reported net income attributable to the Company of $268,388 ($0.00 income per share) which represented a $284,361 increase from the net loss of $15,973 reported in the same period in 2013 ($0.00 loss per share). For the three months ended September 30, 2014, the Company reported net income attributable to the Company of $81,780 ($0.00 income per share) which represented an increase of $109,917 from the net loss of $28,137 reported in the same period in 2013 ($0.00 loss per share). Generally, favorable variances were reported related to the operations of the Company’s three power plants. Notable favorable variances were reported in professional and management fees, salaries and wages, and exploration costs. A notable unfavorable variance was reported in stock based compensation.

Plant Operations
During the nine months ended September 30, 2014, the Company’s energy production revenues and related operating costs originated from its three fully operational power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) is located by Vale, Oregon and began commercial operations on November 16, 2012.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Nine Months Ended September 30,
	2014		2013
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	12,381,761	59.5	9,508,241	54.2
San Emidio, Nevada	5,048,736	24.3	4,886,568	27.9
Raft River, Idaho	3,379,757	16.2	3,147,758	17.9
	20,810,254	100.0	17,542,567	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended September 30,
	2014		2013
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	3,712,988	55.9	2,875,686	50.8
San Emidio, Nevada	1,663,119	25.0	1,531,260	27.0
Raft River, Idaho	1,273,013	19.1	1,260,124	22.2
	6,649,120	100.0	5,667,070	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	September	December 31,	March 31,	June 30,	September
	30, 2013	2013	2014	2014	30, 2014
Neal Hot Spring, Oregon	25,832	53,445	56,047	40,629	32,246
San Emidio, Nevada	18,317	21,112	21,223	15,686	18,240
Raft River, Idaho	18,687	21,951	21,614	18,069	18,501
	62,836	96,508	98,884	74,384	68,987

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
The Neal Hot Springs plant was considered to be commercially operational on November 16, 2012. The quarter ended March 31, 2013, was the plant’s first full quarter of operations. For the nine months ended September 30, 2014, net income was $5,678,878 which was an increase of $1,906,097 (50.5% increase) from net income from the same period ended 2013. For the three months ended September 30, 2014, net income was $1,412,124 which was an increase of $583,290 (70.4% increase) from net income from the same period ended 2013.

For the nine months ended September 30, 2014, plant energy revenues increased 30.2% (29.1% for the three months ended September 30, 2014) from the same period ended 2013. The increase in energy sales for the current periods compared to 2013 was primarily due to less down time at the plant. For the third quarter of 2013, the plant’s three units experienced a total of 928 hours of lost production which was significantly less than the 59 hours of lost production in the third quarter of 2014. The largest loss in third quarter of 2013 was due to the failure of the refrigerant pump at unit one (618 hours). In April 2014, the plant lost a total of 400.5 hours due to the scheduled maintenance shutdown. In 2013, the plant did not have a scheduled maintenance shutdown since it was still undergoing commissioning and was experiencing notable outages from February through June (1,417 total hours).

Plant operating costs increased $915,260 ($113,075 for the three months ended September 30, 2014), which was a 21.0% increase (6.9% increase for the three months ended September 30, 2014) for the nine months ended September 30, 2014 from the same period ended 2013. The largest variances were noted in administrative support, insurance, and plant and well field maintenance costs. For the nine months ended September 30, 2014 administrative and corporate support costs increased $219,789 ($65,559 for the three months ended September 30, 2014), which was a 62.4% increase (56.2% increase for the three months ended September 30, 2014) from the same period in 2013. Effective 2014, a contracted monthly corporate support fee of $13,750 was established. Additional consulting fees related to the general plant maintenance that amounted to over $40,600 were incurred for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, the plant’s insurance costs totaled $303,847 ($94,347 for the three months ended September 30, 2014), which was an increase of $183,199 ($10,461 for the three months ended September 30, 2014) from the same period in 2013. In July 2013, the plant’s insurance coverage transferred from a builders’ risk policy to a full property coverage policy which resulted in a significant increase in cost. In May of 2014, an insurance rate adjustment was made that reduced premiums by approximately 20%.

Plant and field maintenance costs increased $316,220 ($52,342 for the three months ended September 30, 2014), which was a 102.5% increase (28.3 % for the three months ended September 30, 2014) for the nine months ended September 30, 2014 from the same period ended 2013. In May 2014, a turbine seal was replaced at a cost of 62,298. In the current quarter, costs that exceeded $169,000 were incurred to repair a feed pump and an expansion joint for Unit 1, repair piping modules for all three units, and rebuild a seal for Unit 2. In July 2013, the plant’s Engineering, Procurement and Construction Company turned over plant maintenance responsibilities to the Company; therefore, most of the repair costs incurred after June 30, 2013, were not covered under warranty.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Nine Months Ended September 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	12,381,761	100.0	9,508,241	100.0	2,873,520	30.2

Plant expenses:
General operations	2,838,259	22.9	1,962,217	20.6	(876,042)	(44.6)
Depreciation and amortization	2,443,525	19.8	2,404,307	25.3	(39,218)	(1.6)
	5,281,784	42.7	4,366,524	45.9	(915,260)	(21.0)

Operating income	7,099,977	57.3	5,141,717	54.1	1,958,260	38.1

Other income (expense):
Interest expense	(1,436,902)	(11.6)	(1,395,112)	(14.7)	(41,790)	(3.0)
Other and interest income	15,803	0.1	26,176	0.3	(10,373)	(39.6)
	(1,421,099)	(11.5)	(1,368,936)	(14.4)	(52,163)	(3.8)

Net income	5,678,878	45.8	3,772,781	39.7	1,906,097	50.5

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended September 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,712,988	100.0	2,875,686	100.0	837,302	29.1

Plant expenses:
General operations	953,313	25.7	835,161	29.0	(118,152)	(14.1)
Depreciation and amortization	805,497	21.7	810,574	28.2	5,077	0.6
	1,758,810	47.4	1,645,735	57.2	(113,075)	(6.9)

Operating income	1,954,178	52.6	1,229,951	42.8	724,227	58.9

Other income (expense):
Interest expense	(546,676)	(14.7)	(412,899)	(14.4)	(133,777)	(32.4)
Other and interest income	4,622	0.1	11,782	0.4	(7,160)	(60.8)
	(542,054)	(14.6)	(401,117)	(13.9)	(140,937)	(35.1)

Net income	1,412,124	38.0	828,834	28.9	583,290	70.4

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per		&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2012	23,256	2,329,030	88.7	1,451,523	256,670
March 31, 2013	46,137	4,197,252	90.6	2,424,648	779,299
June 30, 2013	30,016	2,435,304	80.2	518,754	814,434
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,455	93.8	3,070,349	817,503
June 30, 2014	40,629	3,402,318	83.7	1,196,404	820,526
September 30, 2014	32,246	3,712,988	115.0	1,412,124	805,497

*-	The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)
For the nine months ended September 30, 2014, the San Emidio plant reported net income of $329,441 which was a decrease of $648,260 (66.3% decrease) from the $977,701 in net income reported in the same period in 2013. For the three months ended September 30, 2014, the San Emidio plant reported net income of $109,515 which was a decrease of $245,983 (69.2% decrease) from the net income of $355,498 reported in the same quarter in 2013. During the current quarter, the plant produced 18,240 megawatt hours, which was consistent with the same quarter in 2013. The 8.6% increase in energy sales for the quarter was primarily due to the annual contracted rate increase.

For the nine months ended September 30, 2014, operating expenses, excluding depreciation, increased $590,825 (36.1% increase) from the same period ended 2013. For the three months ended September 30, 2014, operating expenses, excluding depreciation, increased $425,428 (143.3% increase) from the same period ended 2013. The primary factors for the increases incurred in regulatory testing and property taxes costs. In the second and third quarters of 2014, the plant incurred costs that exceeded $106,000 on regulatory testing of injection well casing. In the second quarter of 2013, the plant collected a property tax refund that totaled $226,860, which offset 2013 property tax costs. In the quarter ended September 30, 2013, the Company collected a PEC revenue shortfall charge refund of $283,000 that was originally paid and expensed in the second quarter of 2013. This cost and subsequent refund did not impact total expense for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, the plant’s interest expense increased $352,413 (29.5% increase) from the same period ended 2013. During the quarter ended March 31, 2013, the plant loan had not been finalized and most of the interest incurred under the contractor’s obligations was capitalized. In the three months ended March 31, 2013, the plant incurred interest costs that totaled $621,712.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Nine Months Ended September 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	5,048,736	100.0	4,886,568	100.0	162,168	3.3

Plant expenses:
Operations	2,226,674	44.1	1,635,849	33.5	(590,825)	(36.1)
Depreciation and amortization	945,828	18.7	1,080,228	22.1	134,400	12.4
	3,172,502	62.8	2,716,077	55.6	(456,425)	(16.8)

Operating income	1,876,234	37.2	2,170,491	44.4	(294,257)	(13.6)

Other income (expense):
Interest expense	(1,546,958)	(30.6)	(1,194,545)	(24.4)	(352,413)	(29.5)
Other income	165	0.0	1,755	0.0	(1,590)	(90.6)
	(1,546,793)	(30.6)	(1,192,790)	(24.4)	(354,003)	(29.7)

Net income	329,441	6.6	977,701	20.0	(648,260)	(66.3)

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended September 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,663,119	100.0	1,531,260	100.0	131,859	8.6

Plant expenses:
Operations	722,361	43.5	296,933	19.4	(425,428)	(143.3)
Depreciation and amortization	316,638	19.0	307,854	20.1	(8,784)	(2.9)
	1,038,999	62.5	604,787	39.5	(434,212)	(71.8)

Operating income	624,120	37.5	926,473	60.5	(302,353)	(32.6)

Other income (expense):
Interest expense	(514,693)	(30.9)	(572,710)	(37.4)	58,017	10.1
Other income	88	0.0	1,735	0.1	(1,647)	(94.9)
	(514,605)	(30.9)	(570,975)	(37.3)	56,370	9.9

Net income	109,515	6.6	355,498	23.2	(245,983)	(69.2)

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2012	16,231	1,459,078	90.0	(223,412)	416,091
March 31, 2013	19,228	1,726,927	90.3	834,266	407,060
June 30, 2013	18,039	1,628,382	90.3	(212,058)	365,314
September 30, 2013	18,317	1,531,260	83.6	355,498	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,350	312,908
June 30, 2014	15,686	1,450,526	92.5	(203,424)	316,283
September 30, 2014	18,240	1,663,119	90.1	109,515	316,638

*-	The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
The net loss from Raft River Energy I LLC (“RREI”) operations of $400,539 for the nine months ended September 30, 2014, favorably decreased by $248,611 (38.3% decrease) from the net loss for the same period ended in 2013. The net income of $117,281 for the three months ended September 30, 2014, increased $118,447 from the net loss for the same quarter ended 2013. For the current quarter, both energy revenues ($1,273,013) and hours produced (18,501 hours) were consistent with the same quarter in ended 2013. For the nine months ended September 30, 2014, energy sales increased $231,999 (7.4% increase) from the same period ended 2013. The increase in energy sales for the nine months ended September 30, 2014 from the same period in 2013 was primarily due to increased production (14.9% increase) which was due to less downtime in the first and second quarters of 2014 (128 hours less) from the same quarters in 2013.

The summarized statements of operations for RREI are as follows:

	Nine Months Ended September 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,379,757	92.5	3,147,758	91.9	231,999	7.4
Energy credit sales	274,590	7.5	277,992	8.1	(3,402)	(1.2)
	3,654,347	100.0	3,425,750	100.0	228,597	6.7

Plant expenses:
General operations	2,691,094	73.6	2,539,931	74.1	(151,163)	(6.0)
Depreciation and amortization	1,285,251	35.2	1,394,356	40.7	109,105	7.8
	3,976,345	108.8	3,934,287	114.8	(42,058)	(1.1)

Operating loss	(321,998)	(8.8)	(508,537)	(14.8)	186,539	36.7

Other income (expense):
Interest expense	(81,557)	(2.2)	(154,318)	(4.5)	72,761	47.2
Other and interest income	3,016	0.1	13,705	0.4	(10,689)	(78.0)
	(78,541)	(2.1)	(140,613)	(4.1)	62,072	44.1

Net loss	(400,539)	(10.9)	(649,150)	(18.9)	248,611	38.3

% -	represents the percentage of total plant operating revenues.
%* -

 represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended September 30,
	2014		2013		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,273,013	93.5	1,260,124	93.1	12,889	1.0
Energy credit sales	87,885	6.5	93,425	6.9	(5,540)	(5.9)
	1,360,898	100.0	1,353,549	100.0	7,349	0.5

Plant expenses:
General operations	795,172	58.5	856,455	63.2	61,283	7.2
Depreciation and amortization	429,164	31.5	450,222	33.3	21,058	4.7
	1,224,336	90.0	1,306,677	96.5	82,341	6.3

Operating income	136,562	10.0	46,872	3.5	89,690	191.4

Other income (expense):
Interest expense	(21,830)	(1.6)	(48,122)	(3.6)	26,292	54.6
Other and interest income	2,549	0.2	84	0.0	2,465	#
	(19,281)	(1.4)	(48,038)	(3.6)	28,757	59.9

Net income (loss)	117,281	8.6	(1,166)	(0.1)	118,447	#

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

#-	Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2012	21,170	1,398,218	67.9	154,752	505,559
March 31, 2013	19,675	1,064,481	56.1	67,620	472,040
June 30, 2013	17,248	823,154	49.9	(715,605)	472,094
September 30, 2013	18,687	1,260,124	69.5	(1,166)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,550	57.9	61,749	427,907
June 30, 2014	18,069	907,194	52.6	(579,569)	428,180
September 30, 2014	18,501	1,273,013	71.6	117,281	429,164

*-	Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the nine months ended September 30, 2014, the Company incurred professional and management fees of $754,796, which was a decrease of $225,415 (23.0% decrease) from the same period in 2013. For the three months ended September 30, 2014, the Company incurred professional and management fees of $186,849, which was a decrease of $62,012 (24.9% decrease) from the same period in 2013. In May 2013, the Company entered into a contract with the former CEO’s consulting firm. Consulting fees were paid to the former CEO that totaled $155,393 in the second quarter of 2013 ($182,284 for the nine months ended September 30, 2013). For the nine months ended September 30, 2014, fees were paid to the former CEO’s consulting firm totaled $57,161 ($3,000 for the three months ended September 30, 2014). The original contract ended April 2014, and was extended through December 2014 at a reduced rate of $1,000 per month. Consulting costs of $135,356 ($39,653 for the three months ended September 30, 2014) were paid to a geologist for the nine months ended September 30, 2014, which was an increase of $77,193 ($14,935 increase for the three months ended September 30, 2014). In the quarter ended March 31, 2013, the geologist was an employee and these costs were included in the Company salaries and wages. During the nine months ended September 30, 2014, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $186,000, $171,000 and $91,000; respectively. During the nine months ended September 30, 2013, the Company incurred audit/audit related, legal and SOX consulting costs that amounted to approximately $244,000, $177,000 and $109,000; respectively. Audit fees were higher in the 2013 due the Company’s change in fiscal year end and two new audits of the Company’s subsidiaries.

Salaries and Wages
Salaries and wages include payroll and related costs incurred for exploration, design and development costs that cannot be capitalized, as well as general management and administration. Payroll and related costs for plant operations are expensed as plant production costs. For the nine months ended September 30, 2014, the Company reported $1,473,006 in salaries and related costs which was a decrease of $182,618 (11.0% decrease) from the same period in 2013. For the three months ended September 30, 2014, the Company reported $400,950 in salaries and related costs, which was a decrease of $136,532 (25.4% decrease) from the same period in 2013. Salaries and related costs for administration and development employees before allocations were $1,859,175 ($493,056 in the three months ended September 30, 2014), which was 19.1% (31.3% lower in the three months ended September 30, 2014) lower in the nine months ended September 30, 2014 than in the same period ended 2013. In the current nine months, fewer amounts of payroll costs ($311,977 less) were allocated to capital projects than in the same period in 2013. For the nine months ended September 30, 2013, the salary and related costs of approximately $372,000 ($46,000 for the three months ended September 30, 2013) were capitalized for design and other development activities for the Neal Hot Springs, Oregon project. In April 2014, the Company awarded raises to its employees that averaged 2.9%, and bonuses were awarded that totaled $376,750. In April 2013 and July 2013, employee bonuses were awarded that totaled $171,000 and $237,800; respectively.

Management, administrative and development employee salaries and related costs are as follows:

	For the Nine Months Ended September 30,
	2014	2013	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	1,859,175	2,297,858	(438,683)	(19.1)

Salary allocations:
Capital projects	(278,736)	(590,713)	311,977	52.8
Corporate management and support for plant operations	(107,432)	(51,520)	(55,912)	(108.5)
	1,473,007	1,655,625	(182,618)	(11.0)

% - represents the percentage of change from 2013 to 2014.
# - variance percentage that is extremely high or undefined.

	For the Three Months Ended September 30,
	2014	2013	Variance
Financial Element	$	$	$	%

Total Company salary and related costs, excluding plant operations	493,056	717,219	(224,163)	(31.3)

Cost allocations:
Capital projects	(66,552)	(134,500)	67,948	50.5
Corporate management and support for plant operations	(25,554)	(45,237)	19,683	(43.5)
	400,950	537,482	(136,532)	25.4

% - represents the percentage of change from 2013 to 2014.

Stock Based Compensation
For the nine months ended September 30, 2014, the Company reported $1,098,771 in stock based compensation, which was an increase of $527,611 (92.4% increase) from the same period in 2013. For the three months ended September 30, 2014, the Company reported $321,306 in stock based compensation, which was an increase of $13,898 (4.5% increase) from the same period in 2013. Stock based compensation includes the calculated values for both Company stock and stock options granted to employees and board members. The Company uses the Black-Scholes option-pricing model to value the cost of the outstanding stock options. The higher value of the stock options for the current nine months ended September 30, 2014 was directly impacted by the number of outstanding options, the increase in the Company’s stock price and the related increase in the volatility of the Company’s stock price. On April 2, 2014, the Company awarded employees 2,883,500 stock options and 559,122 shares (restricted shares). In the prior year, the Company did not issue stock options to employees until July 22, 2013 (1,950,000 options, no restricted shares to employees). During the current nine months ended September 30, 2014, the Company’s common stock price reached a high of $0.95 and a low of $0.38 ($0.62 average daily closing price). During the nine months ended September 30, 2013, the Company’s common stock price reached a high of $0.59 and a low of $0.31 ($0.31 average daily closing price).

The stock based compensation components are summarized as follows:

	For the Nine Months Ended
	September 30,
	2014	2013	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	911,009	523,918	387,091	73.9
Stock compensation	187,762	47,242	140,520	297.5
	1,098,771	571,160	527,611	92.4

% - represents the percentage of change from 2013 to 2014.

	For the Three Months Ended
	September 30,
	2014	2013	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	248,619	281,458	(32,839)	(11.7)
Stock compensation	72,687	25,949	46,738	180.1
	321,306	307,407	13,899	4.5

% - represents the percentage of change from 2013 to 2014.

Exploration Costs
For the nine months ended September 30, 2014, the Company reported $70,709 in exploration costs (non-capitalized), which was a decrease of $438,465 (86.1% decrease) from the same quarter in 2013. For the three months ended September 30, 2014, the Company reported $27,221 in exploration costs (non-capitalized), which was an increase of $94,432 (95.3% increase) from the same quarter in 2013. During the nine months ended September 30, 2013, the Company incurred drilling costs that exceeded $473,000 ($472,000 for the three months ended September 30, 2013) on an exploration well for Phase II of the San Emidio, Nevada project. During the three months ended September 30, 2013, well drilling costs that exceeded $1,354,000 incurred at the project in Guatemala were capitalized. These costs were originally expensed in prior to the end of the third quarter 2013.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the nine months ended September 30, 2014, the Company reported $1,666,191 in net income attributable to non-controlling interests, which was an increase of $1,195,567 from the $470,624 net income reported in the same period ended 2013. For the three months ended September 30, 2014, the Company reported $614,037 in net income attributable to non-controlling interests, which was an increase of $399,702 from the $214,335 net income reported in the same quarter ended 2013. The primary reason for the increase was due to the operations of the Neal Hot Springs plant which reported net income of $5,678,877, which was an increase of $1,906,097 for the nine months ended September 30, 2014 from the same period ended 2013. For the three months ended September 30, 2014, the USG Oregon LLC reported net income of $1,412,124, which was an increase of $583,290 for the same quarter ended 2013. The impact of the USG Oregon LLC’s operations on the Company’s reported income attributable to non-controlling entities was an increase of $762,439 ($233,316 increase for the three months) from the nine months ended September 30, 2013 as compared to the same period ended 2014.

The net income or (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Nine Months Ended
	September 30,
Subsidiaries and Non-Controlling	2014	2013	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	2,259,557	1,312,348	947,209	72.2
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(585,999)	(834,472)	248,473	29.8
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(7,367)	(7,252)	(115)	(1.6)
	1,666,191	470,624	1,195,567	254.0

% - represents the percentage of change from 2013 to 2014.

	For the Three Months Ended
	September 30,
Subsidiaries and Non-Controlling	2014	2013	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	564,850	285,167	279,683	98.1
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	55,467	(65,617)	121,084	184.5
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(6,280)	(5,215)	(1,065)	(20.4)
	614,037	214,335	399,702	186.5

% - represents the percentage of change from 2013 to 2014.

The following is a summarized presentation of select financial line items from the statement of operations and the impact of the related non-controlling interests on each item presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
		Non-		Non-
		Controlling		Controlling
Statement of Operations	Consolidated	Interest	Consolidated	Interest
Element	$	$	$	$

Net income from plant operations	2,939,672	856,227	9,294,709	2,331,746
Expenses (Income):
Corporate administration, professional fees and promotion	463,597	680	1,723,641	9,667
Salaries and wages	400,950	384	1,473,006	463
Stock based compensation	321,306	-	1,098,771	-
Exploration costs	27,221	5,217	70,709	6,218
Interest expense	1,089,686	240,282	3,079,415	658,519
Other (income) expenses	(58,905)	(4,373)	(85,412)	(9,312)
	2,243,855	242,190	7,360,130	665,555
Net income before income taxes	695,817	614,037	1,934,579	1,666,191

Off Balance Sheet Arrangements

As of September 30, 2014, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2014 are adequate to fund our general operating activities through December 31, 2015. Other project development, such as Guatemala, Geysers and the San Emidio expansion, may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits.

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

Under the terms of the DOE loan agreement, project profits are distributed to the equity partners semi-annually (February and August), following Final Completion, which was achieved on August 1, 2013. U.S. Geothermal’s share of this first distribution received March 5, 2014 was $4.6 million, out of a total distribution to the partners of $7.7 million, which represents profits generated from the project since initial operation began in November 2012.

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At September 30, 2014, $16.7 million in USG Oregon LLC funds were deposited at PNC Bank, and were unavailable for immediate corporate needs.

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

On May 21, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof. Pursuant to the Purchase Agreement LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Following this initial purchase, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the TSX. The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of Common Stock if the purchase price of those shares, determined as set forth in the Purchase Agreement, would be below $0.25 per share. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. As consideration for entering into the Purchase Agreement, the Company has issued to LPC 651,819 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 651,819 shares. As of September 30, 2014, the Company has sold LPC an aggregate of 4,625,506 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $1,343,639 (net of $86,911 broker and legal fees). On December 21, 2012, the Company and LPC entered into an Amendment No. 1 to the Purchase Agreement (the “Amendment”) to reduce the total amount that can be purchased under the Purchase Agreement, including amounts already purchased, from $10,750,000 to $6,500,000.

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

Potential Acquisitions and Acquisitions Completed Subsequent to Period End

The Company intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties. The following planned merger was in process at the end of the current reporting period:

Earth Power Resources (“EPR”) Merger
On October 16, 2014, the Company announced the signing of an Agreement and Plan of Merger with EPR. Under the terms of the Agreement, the EPR shareholders will receive a total of 692,700 shares of U.S. Geothermal Inc. stock in exchange for all outstanding shares of EPR stock. The transaction is expected to be completed by the end of November 2014 following EPR shareholder approval. Acquired assets include geothermal leases covering 26,017 acres in the State of Nevada representing three projects.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2014, the Company held investments of $27,448,313 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At the quarter ended September 30, 2014, the Company held deposits that amounted to less than $10,000 in U.S. dollar equivalents. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency, and substantially all operating transactions are conducted in U.S. dollars.

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

There has been no change to our internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our transition report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the risk factors during the nine months ended September 30, 2014.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 13, 2014	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: November 13, 2014
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