Form 10-K
period 2014-12-31
US GEOTHERMAL INC
filed 2015-03-16
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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
[  ] Yes     [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the end of the registrant’s most recent second quarter (taking into account the change in fiscal year end), based upon the closing sale price of the registrant’s common stock as reported by the NYSE MKT LLC on March 21, 2014, was $85,252,768

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 107,063,029.

U.S. Geothermal Inc. and Subsidiaries

Form 10-K INDEX

For the Year Ended December 31, 2014

U.S. Geothermal Inc. and Subsidiaries

Form 10-K INDEX

For the Year Ended December 31, 2014

U.S. Geothermal Inc. and Subsidiaries

Form 10-K INDEX

For the Year Ended December 31, 2014

PART I

Item 1. Business

Information Regarding Forward Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “intend,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “predict,” “potential,” or similar expressions in this document or in documents incorporated by reference in this document. Examples of these forward-looking statements include, but are not limited to:

•	our business and growth strategies;
•	our future results of operations;
•	anticipated trends in our business;
•	the capacity and utilization of our geothermal resources;
•	our ability to successfully and economically explore for and develop geothermal resources;
•	our exploration and development prospects, projects and programs, including construction of new projects and expansion of existing projects;
•	availability and costs of drilling rigs and field services;
•	our liquidity and ability to finance our exploration and development activities;
•	our working capital requirements and availability;
•	our illustrative plant economics;
•	market conditions in the geothermal energy industry; and
•	the impact of environmental and other governmental regulation.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	the failure to obtain sufficient capital resources to fund our operations;
•	unsuccessful construction and expansion activities, including delays or cancellations;
•	incorrect estimates of required capital expenditures;
•	increases in the cost of drilling and completion, or other costs of production and operations;
•	the enforceability of the power purchase agreements (“PPAs”) for our projects;
•	impact of environmental and other governmental regulation, including delays in obtaining permits;

•	hazardous and risky operations relating to the development of geothermal energy;
•	our ability to successfully identify and integrate acquisitions;
•	our dependence on key personnel;
•	the potential for claims arising from geothermal plant operations;
•	general competitive conditions within the geothermal energy industry; and
•	financial market conditions.

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

U.S. Geothermal Inc. (the “Company,” “we” or “us” or words of similar import) is in the renewable “green” energy business. Through our subsidiary, U.S. Geothermal Inc., an Idaho corporation (“Geo-Idaho,” although our references to the Company include and refer to our operations through Geo-Idaho), we are engaged in the acquisition, development and utilization of geothermal resources in the Western United States and the Republic of Guatemala. Geothermal energy is the natural heat energy stored within the earth’s crust. In some areas of the earth, economic concentrations of heat energy result from a combination of geological conditions that allow water to penetrate into hot rocks at depth, become heated, and then circulate to a near surface environment. In these settings, commercially viable extraction of the geothermal energy and its conversion to electricity become possible and a “geothermal resource” is present.

Development of Business

U.S. Geothermal Inc. was incorporated on March 10, 2000 in the State of Delaware. U.S. Geothermal Inc. – Idaho was formed in February 2002, and is the primary subsidiary through which the Company conducts its operations. The Company constructs, manages and operates power plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States.

The Company currently owns and operates the following geothermal power plant projects: Raft River, Idaho; San Emidio, Nevada; and Neal Hot Springs, Oregon. The Company also has geothermal property interests in the Republic of Guatemala; the Geysers in California; Vale, Oregon; Crescent Valley, Nevada; Ruby Hot Springs, Nevada; Lee Hot Springs, Nevada; and Gerlach, Nevada, some of which are under development or exploration.

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

Plan of Operations

Our business strategy is to operate, identify, evaluate, acquire, and develop geothermal assets and resources economically, safely and efficiently. Our management evaluates our operating projects based on revenues and expenses, and our projects under development, based on costs attributable to each project. We examine different factors when assessing projects at different stages of development or potential acquisitions, such as the internal rate of return of the investment, technical and geological matters and other relevant business considerations.

We intend to execute this strategy in several steps outlined below:

•

Maximize Our Operations – Our operating power plants and operations team provide revenue to the Company through both power sales and Operations & Maintenance contracts. We strive to optimize plant operations though high safety standards, quality preventative maintenance programs, operator education, equipment selection and by exceeding our annual budgetary goals.

•

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

•

Develop Our Pipeline of Quality Projects – Our project pipeline currently consists of several projects that we believe are aligned with our growth strategy. We are currently engaged in negotiation for the acquisition of additional pipeline opportunities that are also aligned with our growth strategy. These projects typically have consulting reports from various industry experts supporting our belief in those projects’ potential. We are evaluating the potential of those projects and expect to negotiate Power Purchase Agreements (“PPAs”) for power deliveries with counterparties for some of these growth opportunities. If realized, our identified project pipeline will greatly expand our renewable power generation capacity as we move forward with the development of those opportunities.

•

Utilize Production Tax Credits, Investment Tax Credits and Other Incentives – Although geothermal power production can be cost competitive with fossil fuel power generating facilities on a life cycle cost basis, government incentives such as production tax credits (“PTC”) and Investment Tax Credits (“ITC”) available to geothermal power producers enhance the project economics and attract capital investment. For the Raft River Unit I project, we partnered with Goldman Sachs as a tax equity partner to fully utilize production tax credits available to the project. Our strategy going forward is to structure project ownership to be the primary beneficiary of project economics. Under current legislation, a company may elect to take 30% ITC for certain qualified investments provided construction of the project was started prior to the end of 2014. We believe that the second phase of our San Emidio project, our WGP Geysers project, and our Crescent Valley project each qualify for this credit.

•

Pursue Acquisition Strategy – The geothermal market, particularly in the United States, is fragmented and characterized by a few large players and a number of smaller ones. Geothermal exploration and development is capital intensive, technically challenging and requires long lead times before a project will produce revenue. We believe that geothermal technical and managerial talent is limited in the industry and that access to capital to develop projects will not be equally available to all participants. As a result, we believe that there will be opportunities in the future to pursue acquisitions of geothermal projects and/or geothermal development companies with attractive project pipelines.

•

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

During the current year ended December 31, 2014, the Company was focused on these specific items:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
•	completing the acquisition of the WGP Geysers project, pursuing PPA and steam sale opportunities, and optimizing power plant design;
•	completing the acquisition of leases for the Vale project;
•	completing the acquisition of Earth Power Resources;
•

drilling of nine temperature gradient wells to define the target resource area for the El Ceibillo project, leasing surface lands, and working with the Guatemalan Ministry of Energy and Mines to adopt a new construction schedule;

•	drilling two new wells, and constructing a tie in pipeline at San Emidio for Phase II; and
•	evaluating potential new geothermal projects and acquisition opportunities.

Projects in Operation

Although other factors may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the factors discussed below. A summary of the Company’s operations is as follows:

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Neal Hot Springs	Oregon	JV(1)	22.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100%	10.0	Sierra Pacific	2038
Raft River (Unit I)	Idaho	JV(2)	13.0(3)	Idaho Power	2032

(1)

In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”). Enbridge contributed approximately $32.8 million to the Neal Hot Springs geothermal project. The Company’s equity interest in the project is 60% and Enbridge’s equity interest is 40%.

(2)

As part of the financing package for Unit I of the Raft River project, we contributed $16.5 million in cash and approximately $1.4 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project.

(3)	Based on the designed annual average net output. The actual output of the Raft River Unit I plant currently is approximately 9.4 megawatts annual average.

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County, and achieved commercial operation on November 16, 2012. The Neal Hot Springs facility is designed as a 22 megawatt net annual average power plant, consisting of three separate 12.2 megawatt (gross) modules, with each module having a design output of 7.33 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the fourth quarter of 2014 totaled 54,472 megawatt-hours with an average of 25.08 net megawatts per hour of operation. Plant availability was 98.3% during the quarter. Total generation at Neal Hot Springs for 2014 was 183,394 megawatt-hours. This compares to 155,428 megawatt-hours of generation for 2013, reflecting an 18% increase over the prior year.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25 year term, and a variable percentage annually price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for 2014 was $102.78 per megawatt-hour and will increase to $106.79 per megawatt-hour in 2015.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine. Generation from the facility during the fourth quarter 2014 totaled 21,745 megawatt-hours, with an average of 9.93 net megawatts per hour of operation. Plant availability was 99.2% during the quarter. Total generation for 2014 was 76,894 megawatt-hours. This compares to 76,697 megawatt-hours of generation for 2013 reflecting continued, steady state operation of the facility.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The average price paid under the PPA for 2014 was $91.17 per megawatt-hour and will increase to $92.08 per megawatt-hour in 2015.

Raft River, Idaho
Raft River Unit I is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the fourth quarter 2014 totaled 20,614 megawatt-hours, with an average of 9.59 net megawatts per hour of operation. Plant availability was 97.3% during the quarter. Total generation for 2014 was 78,798 megawatt-hours. This compares to 77,560 megawatt-hours for the same period of 2013, reflecting continued steady state operation of the facility.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The average price paid under the PPA for 2014 was $60.72 per megawatt-hour and will increase to $62.00 per megawatt-hour in 2015.

In addition to the price paid for energy by Idaho Power, Raft River Unit I currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits (“RECs”) to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 51% of the RECs are owned by Idaho Power and 49% by the project. For the RECs owned by Raft River, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract.

Material Acquisitions/Development

In addition to our projects in operation, we have projects under development and under exploration. Projects under development have at least a geothermal resource discovery or may have wells in place, but require the drilling of new or additional production and injection wells in order to supply enough geothermal fluid sufficient to operate a commercial power plant. Projects under exploration do not have a geothermal resource discovery occurrence yet, but have significant thermal and other physical evidence that warrants the expenditure of capital in search of the discovery of a geothermal resource. Due to inflation and marketplace increases in the costs of labor and construction materials, estimates of property development costs may be low.

A summary of projects under development and under exploration is as follows:

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2018	138	TBD
San Emidio Phase II	Nevada	100%	11	3rd Quarter 2017	65	TBD
WGP Geysers	California	100%	30	2nd Quarter 2017	160	TBD
Crescent Valley Phase I	Nevada	100%	25	1st Quarter 2018	141	TBD

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	60%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

Granite Creek – During the current year ended December 31, 2014, the Company elected to not continue exploration and development activities due to more attractive projects in its portfolio. The Company is in the process of releasing its interests in the area.

Neal Hot Springs Phase III, Raft River Phase III, and San Emidio Phase III – These projects were removed from the list of properties under exploration during the current year. Unfavorable market conditions and development time frames did not warrant the allocation of exploration or development resources.

* Target development sizes are predevelopment estimates of resource potential of unproven resources.

A summary of the property size, temperature, well-depth and power plant technology used or anticipated to be used at our properties is as follows:

Property Details
	Property Size
	(square
Property	miles)	Temperature (ºF)	Depth (Ft)	Technology
Neal Hot Springs	9.6	286-311	2,500-3,000	Binary
San Emidio	27.9	289-316	1,500-3,000	Binary
Raft River	10.8	275-302	4,500-6,000	Binary
Gerlach	4.7	338-352	2,000-3,000	Binary
El Ceibillo	38.6	410-526	1,800-TBD	Steam
WGP Geysers	6.0	380-598	6,000-10,000	Steam
Crescent Valley	33.3	326-351	2,000-3,000	Binary
Lee Hot Springs	4.0	280-320	1,250-5,000	Binary
Ruby Hot Springs	3.3	315-340	1,670-4,500	Binary
Vale	0.6	290-300	2,450-5,000	Binary

Binary Cycle Geothermal Power Plants
In a binary cycle geothermal power plant hot water is produced to a piping and gathering system from wells drilled into the geothermal reservoir. The hot water flows, with to a heat exchanger called a vaporizer where it vaporizes a secondary working fluid, with its heat extracted, causing the original hot water to become cool. All of the cooled water is then pumped to injection wells where it is injected back into the reservoir to help recharge the geothermal reservoir. The vaporized working fluid passes through a turbine which drives an electrical generator that is tied into the electrical transmission grid. Upon discharging the turbine the secondary working fluid is condensed before piping it back to the vaporizer where the process is repeated.

Dry Steam Geothermal Power Plants
An example of a vapor dominated geothermal system is at The Geysers in central California. Dry super-heated steam is produced from wells through a piping system and run directly through a turbine. The turbine drives an electrical generator that delivers power to the electrical transmission grid. Steam discharges from the turbine into a condenser where it is condensed forming water. The water is pumped to a cooling tower where it can be used as water for the cooling process. The cooled water from the cooling tower is recycled back to the condenser to repeat the process. Any excess water from the cooling tower is pumped through a piping system to injection wells where it is injected back into the reservoir which helps to recharge the geothermal reservoir.

Flash Geothermal Power Plants
In hot water geothermal systems (temperatures greater than approximately 400 degrees Fahrenheit), flash production systems are often used. The hot water is produced from wells drilled into the geothermal reservoir. The hot water from the various production wells is piped to a flash tank where the pressure is reduced. The reduction in pressure in the flash tank causes part of the hot water to flash to form steam and part to remain as water. The flash tank also acts a separator, separating the steam from the water. The hot water separated from the steam is pumped through a pipeline system to injection wells and injected into the reservoir for reservoir recharge. The steam coming off the flash tank/separator is piped directly to a turbine where the process is identical to that used for dry steam geothermal power plants.

San Emidio, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal investment tax credit. As a result of the delays experienced in permitting wells on BLM administered leases, it was determined that it is not possible to complete the development of the Phase II project within the development time frame required in the existing 19.9 megawatt NV Energy PPA.

A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An application to increase the interconnection agreement to the full 19.9 megawatts allowed under the PPA was submitted to NV Energy on January 9, 2014. A System Impact Study (“SIS”) agreement, which is the next step in the interconnection process mandated by the Federal Energy Regulatory Commission, was signed on August 28, 2014. Results from the SIS were received on December 24, 2014. A second phase interconnection study, called the Facilities Study, was started in January of 2015.

On October 30, 2009, the Company was awarded $3.77 million in Recovery Act funding from the Department of Energy (“DOE”) for the exploration and development of its San Emidio geothermal power project using advanced geophysical exploration techniques. This award was categorized under the “Innovative Exploration and Drilling Projects” section of the American Recovery and Reinvestment Act. The first stage of the DOE project applied innovative, seismic and satellite imagery techniques along with state-of-the-art structural modeling, to locate large aperture fractures that represent high-productivity geothermal drilling targets and was completed in 2011. Two zones along the 4.5 mile long San Emidio fault structure were identified as high quality targets for drilling during the first phase of the DOE program, a South Zone and a North Zone.

The second stage of the DOE program was a 50-50 cost shared drilling plan that was intended to follow up on targets identified in the first stage. Drilling started in the South Zone, and two wells were completed by the Company. After approval of the drilling program by the DOE in November 2011, one of the first two wells was deepened and three additional wells were completed in the South Zone with the costs being shared on a 50-50 basis.

As part of the continuing DOE program, permitting was initiated early in the year with the Bureau of Land Management (“BLM”) for four new observation wells to be drilled in the South Zone to follow up on the high temperatures found in wells 61-21 (302°F) and 45-21 (316°F). As part of the permitting process, cultural and biological surveys were performed, and the well design and drilling program were submitted during the first quarter. Permits for three wells were issued by the BLM on April 29th and a drill rig was mobilized to the site on June 26th. Two additional wells were completed on the BLM administered land during the third quarter. Well OW-14 was drilled to a depth of 3,501 feet and had a bottomhole temperature of 265°F. Well OW-15 was drilled to a depth of 3,716 feet and had a maximum downhole temperature of 300°F. While the wells extended the high temperature outline of the South Zone, neither well encountered the commercial permeability seen in well 61-21 (OW-10). Geologic, geochemical and temperature data generated by the drilling program is being evaluated to determine the next phase of drilling.

A second round of permitting for an expanded temperature gradient drilling program is underway for an area south west of the current resource. Results from the recent OW drilling program combined with 1970s era, shallow temperature gradient data, indicate a high temperature trend into this south-west zone. Geophysical surveys have also identified structural trends in this area. Several 1,000 foot deep temperature gradient wells are being permitted to follow up on this portion of the resource.

Well 61-21 (formerly OW-10) in the South Zone, was reworked beginning on October 25, 2013 and was completed on November 2, 2013. Flow testing of 61-21 was completed during the second quarter of 2014. To allow for early, long term testing of the South Zone resource area, a cross tie pipeline was constructed between the Phase I and Phase II project areas and a production pump was installed in well 61-21 during the third quarter. Well 61-21 is currently producing 620 gallons per minute of 296°F fluid to the San Emidio Phase I power plant. San Emidio Phase I plant generation has increased approximately a half of megawatt. Hooking up and flow testing well 61-21 was the last work under the DOE Innovative Exploration and Drilling Project grant. The grant program was completed at the end of September 2014, with the DOE Geothermal Technologies Program having expended $3,772,560 and the Company $4,156,741.

A Request for Proposal (“RFP”) from NV Energy for 100 megawatts of renewable energy was issued on October 1, 2014. On November 12, we submitted a bid for an air cooled power plant to be developed on the Phase II project site. In early December, NV Energy submitted a request to the Nevada Public Utilities Commission (“NPUC”) to combine the 2014 solicitation with the 2015 solicitation for a total of 200 megawatts to be procured in 2014. The request also allows re-submittal of any projects that had been previously submitted for the original 2014 RFP. NV Energy’s request was approved by the NPUC, and Subsequent to the end of the year on February 16, 2015, we submitted an alternative option into the new NV Energy solicitation that uses a water cooled plant as the basis for the bid. We were notified on March 3rd that our bid was advanced to the initial short list for geothermal projects.

In parallel, we are continuing to investigate a power purchase agreement with California off-takers, where power prices are typically higher.

Raft River, Idaho

The Raft River project was awarded an $11.4 million cost-shared, thermal fracturing program grant from the Department of Energy. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available, and after installing four, 300 foot deep seismic monitoring wells with seismic geophones to allow for seismic monitoring, the first stage of injection into the well began in June 2013. Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. Injection continued through the quarter from power plant injectate, with flow into the well seeing a moderate increase to now over 450 gpm, indicating that significant additional permeability has developed. The EGS stimulation is expected to continue through 2015.

If the fracturing program is successful, and permeability is improved to a commercial level, well RRG-9 may be utilized as a production or injection well for the existing Raft River power plant. The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data, and monitoring support.

Gerlach, Nevada

The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled in 2010 and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed within three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 feet total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gallons per minute and the flowing temperature was 208°F. Geochemistry indicates an average potential source temperature of 374°F for the Gerlach site.

Drilling commenced on observation well 18-10a on October 30, 2014. 18-10a is a twin well to a well originally drilled in 1994 (the 18-10 well). The upper section of the well was drilled to 826 feet deep and an 8 inch liner was cemented in place. Temperature measurements in the well have provided the highest measured temperature in the field to date at 268°F within 160 feet of surface and a temperature gradient of 6.4°F per 100’ in the bottom section of the hole. There are two previously identified lost circulation targets from the original well at 1,600 and 2,800 feet deep that will be targeted when drilling is resumed.

Drilling resumed on well 18-10a on April 14, 2012 and was stopped on April 18, 2012 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Drilling resumed again on well 18-10a on August 14, 2014, and was completed in late November. The well was drilled to a total depth of 2,889 feet and encountered a maximum temperature of 275°F. Further work is dependent upon additional funding from the partners.

El Ceibillo, Republic of Guatemala
A geothermal energy rights concession, located 14 kilometers southwest of Guatemala City, was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession has a 5 year term for the development and construction of a power plant. There are 24,710 acres (100 square kilometers) in the concession which is at the center of the Aqua and Pacaya twin volcano complex.

An office and staff are located in Guatemala City and a 17 acre plant site is under lease on land adjacent to the existing wells. A second surface lease for use of an additional 80 acre parcel was signed on October 15, bringing the total surface leasehold interest to 97 acres. Construction of a drill pad, pond and cellar for EC-2, our new well, was completed during the fourth quarter. EC-2 is located on the new surface leasehold. Drilling of EC-2 is expected to begin as soon as the approval to extend the development schedule contained in the concession agreement has been obtained from the Guatemalan Ministry of Energy and Mines.

Our attempts to obtain approval of our modified development schedule from the Guatemala Ministry of Energy (“MEM”) continue. Our request has been approved by the MEM legal department and, subsequent to the end of the year, the new schedule was approved by the technical department, and has been approved by the Vice-Minister. Final approval for the new schedule now awaits signature by the Minister of Energy.

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

A binding Memorandum of Understanding (“MOU”) was signed on October 18, 2012 with one of the largest power brokers in Central America. The MOU established the framework for a PPA that included a 15-year term for an initial, estimated 25 megawatts of power generation up to a maximum of 50 megawatts of power generation to be developed in two phases. As a result of the delays in approval of the modified development schedule from MEM, we requested an extension of our MOU, which was allowed under the terms of the agreement, but our request was declined and the MOU is now terminated. We are continuing discussions with the broker to reinstate or renegotiate the agreement, and are approaching other power consumers in Guatemala and Central America.

WGP Geysers, California

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

WGP Geysers is an advanced stage project that encompasses the former Pacific Gas and Electric Unit 15, which once had a 62 megawatt (gross) capacity geothermal power plant that was shut down in l989. The project includes 3,809 acres (6 square miles) of geothermal leases and property, development design plans, and permits for an up to 38.5(gross) megawatt power plant. There are four existing wells drilled in 2008-2009 which are immediately available for production or injection, with a fifth, historic well that has temporary plugs installed but can be reworked. The four new wells have been tested with an initial steam flow totaling 462,000 pounds per hour. A report prepared in 2012 by a third party reservoir engineering firm, states that the total initial power capacity from these wells is estimated at about 30 megawatts (gross).

A 12 month extension for the Sonoma County Conditional Use Permit to construct the up to 38.5 megawatt power plant was applied for and was approved on June 12, 2014. Additionally, an application was made to the Sonoma County Air Quality Board for a permit to conduct flow tests on the four production wells drilled in 2009. The Air Quality permit was approved on June 19, 2014. A new conditional use permit application is currently being prepared for submittal to local regulatory agencies to replace the recently extended conditional use permit that expires in July.

A new transmission interconnection agreement has been applied for to the California Independent System Operator. Engineering optimization of the power plant design continues. The current well field reservoir model is being updated to reflect a new hybrid plant design that includes both water and air cooling, which will dramatically increase the volume of water available for injection back into the reservoir. Traditional water cooled steam plants re-inject approximately 20% of the water that is removed during power generation, while a hybrid design may re-inject up to 65% of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project. A flow testing program for the production wells is being designed and will be scheduled during the first half of 2015.

Crescent Valley, Nevada
The Crescent Valley prospect consists of approximately 21,300 acres (33.3 square miles) of private and Federal geothermal leases. It is located in Eureka County, Nevada, approximately 15 miles south of the Beowawe geothermal power plant and about 33 miles southeast of Battle Mountain. The project was acquired as part of the Earth Power Resources merger which was completed in November 2014.

Multiple geothermal and mineral exploration drilling programs have identified high temperatures and high temperature gradients in the shallow subsurface over an area greater than 30 square miles. Historic drill holes defining this area have anomalous temperature gradients of up to 40°F/100 feet of depth, and a recorded high temperature of 285°F at 395 feet below the surface. These drill holes define large areas of hydrothermal alteration that correspond to positive anomalies defined by gravity surveys that extend into undrilled areas of the valley.

A mineral exploration hole drilled in the mid-l990s near the Crescent Valley fault encountered geothermal fluid under pressure and the driller lost control the well. An oil field service company had to be contracted to regain control prior to the abandonment of the well. This well demonstrates that prospective permeability and commercial temperature are known from past minerals exploration.

Hot springs located on the property have discharge temperatures of up to 198°F and broad areas of hydrothermal alteration occur at both Hot Springs Point and along the Crescent Valley fault 8 miles to the southeast. Chemistry of the hot springs and the occurrence of silica sinter deposits at surface, and intersected by drilling in the shallow subsurface, suggest reservoir temperatures at depth of greater than 350°F. Chemistry of fluids from the Crescent Valley hot spring is permissive for even higher temperatures of greater than 400°F.

Anomalous temperature gradients extend up to 7 miles northwest from the Crescent Valley fault into Crescent Valley proper. Additional fracture controlled permeability may be present under the valley floor as horst-bounding fault systems interpreted from historic seismic studies are indicated to exist.

An independent geothermal consulting firm evaluated all of the available data for the Crescent Valley Prospect in late 2009. After evaluating the data, a recoverable, heat-in-place Monte Carlo method was used to estimate the generation potential of the prospect. The resulting estimate for the field was 71 megawatt with 90% probability and 186 megawatt with 50% probability over a 20 year period. The actual, producible power generation may be significantly different than the recoverable heat-in-place calculations, and will depend upon the discovery of commercial temperatures and permeability.

In light of federal legislation that extended the qualification for the 30% Investment Tax Credit to projects that began construction prior to December 31, 2014, drilling of the first production well CVP-001 (67-3) was initiated in December of 2014, following completion of gravity surveys, and analysis of prior temperature gradient drilling data. The first string of production casing was set and cemented before year end. Subsequent to the end of the year, the well was drilled to 730 feet and the production casing was cemented in place.

Lee Hot Springs, Nevada
Lee Hot Springs is in Churchill County, 18 miles south of Fallon. The area was originally explored by Occidental Geothermal Company, a subsidiary of the oil company Occidental Petroleum Corporation. The project is comprised of 2,560 acres (four square miles) of BLM leases. ENEL Green Energy, a subsidiary of ENEL Group, the Italian based, multi-national power company, has completed a 15 megawatt binary plant at Salt Wells, 6 miles to the east of Lee. The project was acquired as part of the Earth Power Resources merger which was completed in November 2014.

Dating back to 1930, the area has had numerous water wells, thermal gradient holes, and geothermal slim hole tests. From 1977-1982 Occidental Geothermal, Inc. drilled four temperature gradient holes to depths of 500 feet, two stratigraphic test wells’ to 2,000-3,000 feet, and one large-diameter production test to 3,000 feet (well 72-33). The 3,000 foot test well flowed 280°F hot water from a zone at 1,200 ft. The A33-4 well, 1,000 feet southwest of well 72-33, was drilled to 2,400 feet and reportedly had temperatures in excess of 300°F and a steadily increasing temperature gradient.

The Great Basin Research Institute has had the leasehold mapped in detail, showing several large silica deposits. The reservoir temperature has been estimated using geochemistry as ranging from 320°F to 340°F by the US Geological Survey and other sources in the 1970s.

Ruby Hot Springs, Nevada
The property is located 30 miles southwest of Elko. EPR filed a BLM lease application for 2,140 acres in February 2001 and the lease application was rejected by the BLM in December 2005 due to cultural issues. The decision was appealed to the Interior Board of Land Appeals (“IBLA”) and the IBLA remanded the application back to the BLM for further action. No further action has been taken by BLM on issuance of the lease pending the completion of cultural and ethnographic studies that are required for further review. The project was acquired as part of the Earth Power Resources merger which was completed in November 2014.

The area around Ruby was first leased by Union Oil Company (now Chevron) in the late 1970s. The 3,000 foot test well mentioned above reportedly flowed at over 300°F. A drilling log shows hot temperatures escalating to depth.

The area around Ruby was first leased by Union Oil Company (now Chevron) in the late 1970s. A 3,149 foot test well was drilled and reportedly flowed at over 300°F. A second well in the area, Ruby Valley 65-10, was drilled to 1,075 feet deep and encountered lost circulation zones, but no temperature data is available. In the early 1980s, Aminoil drilled twelve 500 foot deep temperature gradient wells and two 1,000 foot stratigraphic test wells. Data from these wells have been incorporated into generalized heat-flow contour maps of the area.

Vale, Oregon
The property consists of 368 acres of geothermal energy and surface rights located in Malheur County, located approximately one-half mile east of the town of Vale, Oregon. The property is within the Vale Butte geothermal resource area and provides the opportunity to evaluate development of a known resource. A prolific, shallow reservoir located along the north edge of the leasehold area has been used for many years in an agricultural drying facility and a mushroom growing operation.

An extensive database of geophysical and geological information from previous geothermal exploration in the Vale Butte area was used in the evaluation of the prospect. Geochemical analysis of samples taken from shallow hot wells results in a calculated geothermometer that indicates a potential reservoir temperature of 311°F to 320°F. Past exploration drilling near the site by Trans Pacific Geothermal and Sandia National Laboratory encountered temperatures in excess of 300°F in the basement rocks. The leases for this project were acquired in January and February 2014.

Employees

At December 31, 2014, the Company had 48 full-time and one part time employees (14 administrative and project development, and 35 field and plant operations). The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

The Company did not experience any labor disputes or labor stoppages during the current fiscal year.

Principal Products

The principal product is based upon activities related to the production of electrical power from the utilization of the Company’s geothermal resources. The primary product will be the direct sale of power generated by our interests in our geothermal power plants. Currently, our principal revenues consist of energy sales and energy credit sales. All power plants currently in operation, as well as all sites under exploration or development, are sites located in the Western United States or in the Republic of Guatemala in Central America.

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

Significant Government Permits

The Company has obtained permits for its three operational plants and at the WGP Geysers project.

Neal Hot Springs, Oregon. The Neal Hot Springs project has four primary permits that govern the continued operations at the Neal Hot Springs geothermal plant. The permits include:

1.	Geothermal Well Permits; Department of Geology; Multiple API #’s
2.	Right-of-Way; Bureau of Land Management, OR-65701
3.	Malheur County Conditional Use Permit; Malheur County, 10-21-2009
4.	Underground Injection Control Permit; Oregon Department of Environmental Quality, 13281-8

San Emidio, Nevada. The San Emidio project has five significant permits in place necessary for continued operations:

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

Raft River, Idaho. The Raft River project has four significant permits in place necessary for continued operations:

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

WGP Geysers, California. The Geysers Unit 15 property has local and state permits that authorize construction and operation of up to a 38.5 megawatt geothermal power plant. The significant permits include:

1.	Four geothermal well permits for production and injection wells issued by the California Department of Oil, Gas, and Geothermal Resources.
2.	A Conditional Use Permit issued by the Sonoma County along with preliminary design approval for a septic system.
3.	Northern Sonoma Air Quality Board has issued permits for well and geothermal power plant operations.

Seasonality of Business

The Company has been producing energy revenues under the terms of three PPAs. Two of these contracts specify favorable rate periods and all three plants experience changes in levels of production through the year. The Raft River Energy I LLC (Raft River, Idaho) and USG Oregon LLC (Neal Hot Springs, Oregon) contracts pay higher rates in the months of July/August and November/December. Energy production can be influenced by the seasonal temperatures. Generally, the Company’s binary geothermal plants can operate more efficiently in cooler temperatures. Cooler temperatures facilitate the cooling process of the secondary fluid that is used to power the turbines. The Neal Hot Springs plant, since it utilizes air cooling rather than water cooling, is impacted more in the summer (lower generation) than the Raft River or San Emidio plants. Conversely, Neal Hot Springs produces higher generation in the winter. Drilling and other construction activities can be negatively impacted by inclement weather that can occur, primarily, during the winter months.

Industry Practices/Needs for Working Capital

The Company is heavily involved in exploration and development operations. Once the decision is made to construct a project, high levels of working capital are committed, either directly or indirectly to the construction efforts. After a plant becomes commercially operational and the necessary operating reserves have been funded, the needs for working capital are typically low. The Company is expecting to be significantly involved in exploration and development activities for the next 5 to 10 years.

Dependence on a Few Customers

Ultimately, the market for electrical power is vast; however, the numbers of entities that can physically, logistically and economically purchase the commodity in large quantities in our areas of operation are limited. The Company’s primary revenues originate from energy sales and the sale of energy credits. Currently, the Company generates energy revenues and energy credits from three sources. Idaho Power Company purchases energy generated by both Raft River Energy I LLC and USG Oregon LLC. NV Energy purchases energy from USG Nevada LLC. Energy credits earned by Raft River plant are sold to Holy Cross Energy. Under the current PPAs, energy credits that are earned by USG Oregon LLC and USG Nevada LLC plants are bundled with energy sales. Even at planned levels of operation, it is expected that the Company and its interests will have a small number of direct customers that may amount to less than 5 or 6 over the next 5 to 10 years.

PPAs, energy credits that are earned by USG Oregon LLC and USG Nevada LLC plants are bundled with energy sales. Even at planned levels of operation, it is expected that the Company and its interests will have a small number of direct customers that may amount to less than 5 or 6 over the next 5 to 10 years.

Competitive Conditions

Although the market for different forms of energy is large and dominated by very powerful players, we perceive our industrial competition to be independent power producers and in particular those producers who provide “green” renewable power. Our definition of green power is electricity derived from a source that does not pollute the air, water or earth. Sources of green power, in addition to geothermal, include wind, solar, biomass and run-of-the river hydroelectric. A number of states have instituted renewable portfolio standards (“RPS”) that require utilities to purchase a minimum percentage of their power from renewable sources. For example, RPS statutes in California require 33% renewable and Nevada require 25% renewable. According to the Department of Energy’s Energy Efficiency and Renewable Energy department, approximately 38 states nationwide have established renewable portfolio standards or goals encouraging the procurement of green, renewable power. As a result, we believe green power is an important sub-market in the broader electric market, in which many power purchasers are increasing or committing to increase their investments. Accordingly, the conventional energy producers do not provide direct competition.

In the Pacific Northwest there are currently only two commercial geothermal facilities, both operated by the Company. There are a number of wind farms, as well as biomass and run-of-the river hydroelectric facilities. However, the Company believes that the combination of greater reliability and the baseload generation profile provided by geothermal power, with access to infrastructure for deliverability, and a low "full life" cost of power will allow geothermal to successfully compete for long term PPAs.

Factors that can influence the overall market for our product include some of the following:

•	number of market participants buying and selling electricity;
•	availability and cost of transmission;
•	availability of low cost natural gas as an alternate fuel source
•	amount of electricity normally available in the market;
•	fluctuations in electricity supply due to planned and unplanned outages of competitors’ generators;
•	fluctuations in electricity demand due to weather and other factors;
•	cost of fuel used by generators, which could be impacted by efficiency of generation technology and fluctuations in fuel supply;
•	environmental regulations that impact us and our competitors;
•	availability of production tax credits and other benefits allowed by tax law;
•	relative ease or difficulty of developing and constructing new facilities; and
•	credit worthiness and risk associated with buyers.

Environmental Compliance

Geothermal drilling, resource development and site construction is subject to federal, state and local environmental and construction oversight including state and local agencies in Idaho, Oregon, Nevada and California. Applicable laws may include the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and geothermal drilling rules and local building codes.

Prior to acquiring a new property or project, USG has retained licensed environmental professionals to conduct Phase I Site Assessments and evaluate each property. The purpose of the site assessment is to identify, in accordance with federal standards, any existing environmental contaminant release or on-site contamination and prevent an unrecognized financial liability from being passed to U.S. Geothermal Inc. or our subsidiaries.

Our geothermal operations involve significant quantities of brine that is returned to the local subsurface, geologic formation. We also use isopentane and R-134A working fluids, and numerous industrial lubricants that are generally flammable and considered contaminants if released or spilled. We are not aware of any mismanagement of these materials and we are required to promptly report any release of specified volumes of oil, lubricants, and chemicals used in our operations.

The requisite approvals and permits for our operations have been independently reviewed and verified for the financing of each project. Independent legal review verified that USG and our subsidiaries are operated in accordance with applicable laws. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us. Under those circumstances we work with the appropriate agency or entity to ensure that our operations remain in compliance with the applicable rules. As of the date of this memorandum, all of the permits and approvals required to operate our plants have been obtained and are valid.

Neal Hot Springs, Oregon
The Neal Hot Springs project is situated approximately 12 miles from Vale, Oregon in an area with only one nearby resident. There are no unique plant or animal communities in the area and no unique cultural or environmental constraints.

Because the power plant is air-cooled the only environmental reporting required is a monthly production and injection report and an annual water quality summary. Both reports are sent to the Oregon Department of Environmental Quality and Oregon Department of Geology and Mineral Industries. Semi-annual water monitoring has been conducted since 2008 and will continue throughout power plant operations. The Neal project files a quarterly energy generation report with the Federal Energy Regulatory Commission. An independent legal team has reviewed all regulatory requirements, permits and approvals for the project.

Adjoining rangelands are privately and federally managed and there are no rangeland or cropland management obligations.

The Neal project is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

San Emidio, Nevada
The San Emidio project is located approximately 14 miles south of Gerlach Nevada. The nearest residence is over four miles from the plant site.

The San Emidio staff files monthly, quarterly and annual water reports with the Department of Environmental Protection and Department of Water Resources. Similar to other projects the volume, quality, and disposition of geothermal water and cooling water is reported.

San Emidio is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

Raft River, Idaho
The Raft River project is located approximately 12 miles from Malta, Idaho and is in a rural agricultural area with the nearest residence approximately two miles from the plant site. There are no unique plant or animal communities in the area and no unique cultural or environmental constraints.

Key environmental reports include:

1)	Monthly production and injection reports filed with the Idaho Department of Water Resources;
2)	Annual land application and cooling water quality reports filed with the Idaho Department of Environmental Quality and Idaho Department of Water Resources.
3)	Annual Tier II reporting filed with the Idaho Bureau of Homeland Security, Local Emergency Planning Committee, and the local fire department.

The project’s most significant environmental compliance requirement is for water quality monitoring and reporting. The Company has added seven years of water monitoring data to a substantial volume of historical data developed by the US Department of Energy. The IDWR and Idaho Department of Environmental Quality concur with the Project’s findings that geothermal operations have no impact on water quality. The Project’s private lands must be managed on an ongoing basis for weed control, water management, irrigation, and fencing infrastructure. USG has leased the grazing rights and cropland rights to a local rancher who is responsible for the day to day farming and maintenance obligations.

The Raft River project is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

WGP Geysers, California
The Unit 15 property is located approximately 30 minutes north of the city of Healdsburg, CA. The property encompasses a ridgetop and a north facing hillside that has been developed and was used for geothermal operations for over 10 years from l979 to l989. There are no unique plant or animal communities on the project site and no unique cultural or environmental constraints. The North Coast Regional Water Quality Board (NCRWQB) has required WGP to remove approximately 25 yards of soil that has been identified as having arsenic levels that exceed 150 parts per million. The NCRWQB has accepted WGP’s proposal for the soil removal and we are in compliance the NCRWQB’s requirements. The work is scheduled for completion not later than June 2015.

WGP’s ongoing environmental reports include a monthly well report that is filed with the California Department of Oil, Gas and Geothermal Resources and an annual water quality report that is filed with the California Regional Water Board.

The Unit 15 project is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

Gerlach, El Ceibillo, Crescent Valley, Lee Hot Springs, Ruby Hot Springs, and Vale
No power plant operations are being conducted on these properties at this time. The Company is in compliance with all environmental and regulatory requirements and has received no formal or informal notices from any local, state, or federal agency. There are no monthly, quarterly, or annual reporting requirements associated with these projects.

Financial Information about Geographic Areas

The Company has interests in operational power plants in three locations in the Western United States. The Raft River Energy I LLC power plant is located in the southeastern part of the State of Idaho. Raft River Unit I became operational on January 3, 2008. USG Nevada LLC constructed a new power plant located in the northwestern part of the State of Nevada in the San Emidio Desert. This power plant owned by USG Nevada LLC became commercially operational May 25, 2012. The three units owned by USG Oregon LLC became commercially operational November 16, 2012. These units are located in the Eastern part of the State of Oregon near the Idaho border. A summary of total energy and energy credit sales by location is as follows:

	For the Year Ended December 31,
	2014	2013

USG Oregon LLC located in Eastern Oregon	$18,759,248	$15,566,409
USG Nevada LLC located in Northwestern Nevada	7,031,445	6,792,382
Raft River Energy I LLC located in Southeastern Idaho	5,178,089	5,012,143

Total energy and energy credits sales	$30,968,782	$27,370,934

Available Information

We file annual, quarterly and periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). You may obtain and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580;Washington D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and other information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible via the internet at that website.

We make available, free of charge through our Internet website at http://www.usgeothermal.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

Governmental Approvals and Regulations

The geothermal energy industry in the United States is regulated by federal, state and local agencies and commissions. Those agencies and commissions regulate geothermal drilling, power generation activities and environmental protection, permitting, licensing and bonding requirements. The following information is a general summary of the electric utility industry and applicable regulations in the United States and is not a full statement of the law or all issues pertaining to electric industry requirements.

Regulatory oversight of the industry can be broadly divided between rules governing geothermal exploration and rules governing actual energy generation, power sales and delivery. Geothermal fluid production is regulated under federal and state rules and regulations that require permits for drilling operations, geothermal fluid production and injection, and well abandonment. Prior to drilling agencies will review plans and ensure that natural resource values such as air, water, wildlife and vegetation are protected. Geothermal energy generation is regulated under federal, state and local rules and regulations. Permits are required for power plant construction and operation and ensure that a project site is suitable and that natural resource values and community concerns, if any, are evaluated and mitigated during the planning and design phase.

Federal Electric Utility Industry Regulation. Electricity production and public utilities are regulated by both the federal government and state utility commissions. State utility commissions traditionally exercise their jurisdiction over an electric utility’s retail operations. There are two primary pieces of federal legislation that have governed public utilities since the 1930s, the Federal Power Act (“FPA”) and Public Utility Holding Company Act of 1935 (“PUHCA”). These statutes have been amended and supplemented by subsequent legislation, including Public Utility Regulatory Protection Act (“PURPA”), the Energy Policy Act of 1992, and Energy Policy Act of 2005 (“EPAct 2005”).

Federal Power Act. Pursuant to the FPA the Federal Energy Regulatory Commission (“FERC”) has exclusive jurisdiction over the rates for most wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. FERC's regulations under PURPA exempt owners of small power production Qualifying Facilities that use geothermal resources as their primary source and other Qualifying Facilities that are 30 megawatts or under in size from many provisions of the FPA.

Under the FPA and FERC’s regulations, the wholesale sale of power at market-based or cost-based rates requires that the seller have authorization issued by FERC to sell power at wholesale pursuant to a FERC-accepted rate schedule. FERC grants market-based rate authorization based on several criteria, including a showing that the seller and its affiliates lack market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry and that there is no opportunity for abusive transactions involving regulated affiliates of the seller. All of the Company’s facilities are qualifying facilities and have been granted market-based rate authority to make wholesale sales of electrical energy by FERC. For the Neal Hot Springs power plant, USG Oregon files electronic quarterly reports of the contract and transaction data.

Energy Policy Act of 2005. EPAct 2005 contains provisions to prohibit the manipulation of the electric energy and natural gas markets and increase the ability of FERC to enforce and promote compliance with the statutes, orders, rules, and regulations that FERC administers. To implement the market manipulation provision of EPAct 2005, FERC amended its regulations to prohibit a company, in connection with the purchase or sale of natural gas, electric energy, or transportation or transmission services subject to FERC’s jurisdiction, from (1) using or employing any device, scheme, or artifice to defraud, (2) declaring any untrue statement of a material fact or omitting to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or (3) engaging in any act, practice, or course of business that operates or would operate as a fraud or deceit upon any person. The EPAct 2005 made a number of other changes to laws affecting the regulation of electricity. These include, but are not limited to, giving FERC explicit authority to proscribe and enforce rules governing market transparency, giving FERC authority to oversee and enforce electric reliability standards, requiring FERC to promulgate rules providing for incentive ratemaking to encourage investments that promote transmission reliability and reduce congestion, giving FERC certain siting authority for transmission lines in critical transmission corridors, requiring FERC to promulgate rules granting incentives for transmission owners to join Regional Transmission Organizations, authorizing FERC to require unregulated utilities to provide open access transmission, and ensuring that load serving entities can retain transmission rights necessary to serve native load requirements. EPAct 2005 promulgated PUHCA 2005, which repeals PUHCA 1935, effective as of February 8, 2006.

Public Utility Holding Company Act. Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. However, if a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC under PUHCA 2005. Qualifying Facilities that make only wholesale sales of electricity are not subject to state commissions’ rate, financial, and organizational regulations and, therefore, would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to regulation in that state.

Our power plants are Qualifying Facilities that make only wholesale sales of electricity and are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. The power plants each sell their electrical output under power purchase agreements to electric utilities. The utilities are regulated by their respective state public utilities commissions. Neither USG nor our subsidiaries are considered utility holding companies under FPA, FERC, the EPAct2005, or PUHCA2005 and those regulations have had no direct adverse impact on our ability to develop geothermal resources or deliver power under our contracts.

Geothermal Development Concession in Guatemala. The following summary of certain aspects of the electric industry in Guatemala should not be considered a full statement of the laws of Guatemala or all of the issues pertaining thereto.

In Guatemala, the General Electricity Law of 1996, Decree 93-96, created a wholesale electricity market and established a new regulatory framework for the electricity sector. The law created a regulatory commission, the CNEE, and a new wholesale power market administrator, the AMM, for the regulation and administration of the sector. The AMM is a private not-for-profit entity. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating, supervising, and controlling compliance with the electricity law, overseeing the market and setting rates for transmission services, and distribution to medium and small customers. All distribution companies must supply electricity to such customers pursuant to long-term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Power plants, Decree 52-2003, in order to promote the development of renewable energy power plants. This law provides certain benefits to companies utilizing renewable energy, including a 10-year exemption from corporate income tax and an import tax exemption for generation equipment, transmission lines and substation equipment. In September 2008, CNEE issued a resolution which approved the Technical Norms for the Connection, Operation, Control and Commercialization of the Renewable Distributed Generation and Self-producers Users with exceeding amounts of energy. This technical norm was created to regulate all aspects of generation, connection, operation, control and commercialization of electric energy produced with renewable sources to promote and facilitate the installation of new generation plants, and to promote the connection of existing generation plants which have exceeding amounts of electric energy for commercialization. It is applicable to projects with a capacity of up to 5 megawatts.

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

We expect the following key incentives to influence our results of operations:

Production Tax Credits and Investment Tax Credits. A PTC provides project owners with a federal tax credit for the first ten years of plant operation. The PTC enhances the annual revenues of the projects by as much as 25 percent per year for the first 10 years. At present, unless extended, facilities that begin construction after December 31, 2014 will not be eligible to use this production tax credit. The federal production tax credit available for geothermal energy in 2014 was 2.3 cents per kilowatt-hour. Alternatively, certain projects under construction before the end of 2014, are eligible to elect to take a 30% ITC in lieu of the PTC. The ITC may be taken after the plant has gone into operation and may be monetized. Both PTC and ITC credits require a tax equity partner to monetize.

The WGP Geysers project, San Emidio II project, and the Crescent Valley project all began construction prior to December 31, 2014, and the Company believes all three projects currently qualify for the 30% ITC in lieu of the PTC.

Renewable Energy Credits. Renewable Energy Certificates, or RECs, are tradable environmental commodities that represent proof that one megawatt-hour of electricity was generated from an eligible renewable energy resource. A renewable energy provider is credited with one REC for every 1,000 kilowatt-hours or one megawatt-hour of electricity it produces. The electrical energy is fed into the electrical grid and the accompanying REC can either be delivered to the purchaser of the power (“bundled”) or can be sold on the open market providing the renewable energy producer with an additional source of income.

On July 29, 2006, the Company signed a $4.6 million renewable energy credits purchase and sales agreement with Holy Cross Energy, a Colorado cooperative electric association. The agreement is capped at 87,600 RECs (10 megawatt s average over the year). Holy Cross Energy began purchasing the renewable energy credits associated with the RREI power production on October 2007, and is expected to continue purchasing through 2017. Under the revised RREI agreement, Idaho Power keeps all RECs above 87,600 RECs per year. In addition, we retain 49% of the renewable energy credits associated with power production from RREI after 2017 and Idaho Power retains the other 51%. We expect to receive a majority of the annual revenue from the ten-year renewable energy credits sales arrangement with Holy Cross Energy.

On December 10, 2010, a second REC contract was signed with Public Utility District No. 1 of Clallam County, Washington. The term of the agreement is from 2018 to 2034 and includes sales of an estimated 50,000 megawatt hours of RECs annually, representing the 49% ownership in RECs retained by RREI under the Idaho Power PPA.

The PPAs for the existing San Emidio and Neal Hot Springs power plants require the bundling of power sales and RECs. Therefore, under these contracts all RECs are delivered with the net power sold to the utility.

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

We have organized the following risk factors into categories to present related risks together. As a consequence of this, it is highly recommended that you read this entire risk factor section completely. The risks we have identified have been grouped into the following categories:

•	Risks Related to Our Business;
•	Risks Related to Our Growth;
•	Risks Related to Our Power Purchase Agreements;
•	Risks Related to Our Liquidity and Capital Resources;
•	Risks Related to Government Regulation;
•	Risks Related to Ownership of Our Common Stock.

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

Our geothermal reserves could decline in the future. Declines greater than those that we expect would reduce our electricity production levels, which could have a material adverse effect on our operating revenues. We currently derive all of our revenue from geothermal energy and anticipate that we will continue to generate substantially all of our revenue from our current geothermal power plants for the next several years. Electricity production from geothermal properties can decline as the water resources in the earth are used, with the rate of water or temperature decline depending on reservoir characteristics and our ability to re-inject water effectively back into the earth. Therefore, we try to minimize the decline in water and temperature of the water in the ground and maximize the resources that we use to generate electricity. For each of our geothermal power plants, we estimate the productivity of the geothermal resource and the expected decline in productivity. We base our operating plans and financial models on these estimates of resources. However, because the development and operation of geothermal energy resources are subject to substantial risks and uncertainties, the productivity of a geothermal resource may decline more than anticipated, resulting in insufficient reserves being available for sustained generation of the electrical power capacity desired. Factors that could adversely affect our geothermal reserves and result in decline rates greater than we forecast include, among others:

•	significant changes in the characteristic of the geothermal resource;
•	drilling in areas in and around our facilities by third parties; and
•	the total amount of recoverable reserves.

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

Our results are subject to quarterly and seasonal fluctuations. Our quarterly operating results have fluctuated in the past and could be negatively impacted in the future as a result of a number of factors, including:

•	seasonal variations in ambient weather conditions;
•	variations in levels of production; and

•	the completion of exploration and production projects.

Operating hazards, natural disasters or other interruptions of our geothermal power plant operations could result in potential liabilities, which may not be fully covered by our insurance. The geothermal business involves certain operating hazards such as:

•	well blowouts;
•	casing deformation;
•	casing corrosion;
•	uncontrollable flows of steam and hot water;
•	pollution; and
•	induced seismic activity.

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

Pursuant to the terms of our leases with the BLM, we are required to conduct our operations on BLM-leased land in a workmanlike manner and in accordance with all applicable laws and BLM directives and to take all mitigating actions required by the BLM to protect the surface of and the environment surrounding the relevant land. In the event of a default under any BLM lease, or the failure to comply with such requirements, or any non-compliance with any applicable regulations governing our use of the land, the BLM may, thirty days after notice of default is provided to our relevant project subsidiary, suspend our operations until the requested action is taken or terminate the lease, either of which could materially and adversely affect our business, financial condition, operating results and cash flow.

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

Our participation in joint ventures is subject to risks relating to working with a co-venturer. We are subject to risks in working with a co-venturer that could adversely impact our current projects as well as anticipated development of expansion projects. Involving a joint venturer may result in issues related to funding challenges, control issues, and other general disputes. It’s possible that the proposed project expansions may utilize the geothermal resource within the current joint venture boundaries. Our required contribution to the joint venture could also exceed returns from the joint venture.

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

A variety of stringent federal, state and local laws and regulations govern the environmental aspects of our business and impose strict requirements for, among other things:

•	water extraction from surface streams and lakes;
•	well drilling or workover, operation and abandonment;
•	waste management;
•	injection well classifications;
•	land reclamation;
•	financial assurance, such as posting bonds; and
•	controlling air, water and waste emissions.

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

Risks Related to Our Growth

Our growth prospects depend in part on our ability to further develop or acquire geothermal or other renewable energy power generation facilities and resources, which are subject to substantial risks. Because production from geothermal properties generally declines as both water and temperature is depleted, with the rate of decline depending on reservoir characteristics, our geothermal resources will decline as we continue to produce electricity unless we conduct other successful exploration and development activities or supplement the current amounts of water that we inject into the reservoir with sufficient water from other sources, or both. The acquisition and development of geothermal power generation facilities and resources is complex, expensive, time consuming and subject to substantial risks, many of which are outside of our control. In connection with the development of geothermal power generation facilities and resources, we must:

•	identify suitable locations and appropriate technology;
•	secure rights to exploit the resources;
•	obtain sufficient capital and revenue sources;
•	obtain appropriate governmental permits;
•	maintain cost controls during construction; and
•	identify, hire and retain a qualified work force.

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

Actual costs of construction or operation of a power plant may exceed estimates used in negotiation of power purchase and power financing agreements. If the actual costs of construction or operations exceed the costs used in our economic model, the Company may not be able to build the contemplated power plants, or if constructed, may not be able to operate profitably. The Company’s financing agreements provide for a priority payback to our partner. If the actual costs of construction or operations exceed the model costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project. As an example, the actual costs of operating the Raft River power project were higher than the original estimate due to several factors including the need to filter the ground water used for cooling to remove harmful and unanticipated chloride levels in the water, the need to purchase production pump power from a third party to provide maximum plant output, and increased general costs related to labor, maintenance and management.

We may not be able to successfully integrate companies that we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow. Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

•	failure of the acquired companies to achieve the results we expect;
•	inability to retain key personnel of the acquired companies;
•	risks associated with unanticipated events or liabilities; and
•	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

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

Our exploration and development activities may not be commercially successful. Exploration activities involve numerous risks, including the risk that no commercially productive reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions; irregularities in formations; equipment failures or accidents;
•	compliance with governmental regulations;
•	unavailability or high cost of drilling rigs, equipment or labor;

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

Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management’s attention;
•	the need to integrate acquired operations;
•	potential loss of key employees of the acquired companies;
•	greater geographic dispersion of employees;
•	the potential that we may make bad acquisitions;
•	potential lack of operating experience in a geographic market of the acquired business; and
•	an increase in our expenses and working capital requirements.

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

Development and expansion are dependent on the ability to successfully complete drilling activity. Drilling and exploration are the main methods of establishing new reserves. However, drilling and exploration may be curtailed, delayed or cancelled as a result of:

•	availability of equipment, particularly drilling rigs and well casing;
•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	weather;
•	compliance with governmental regulations; and
•	mechanical difficulties;
•	opposition to development.

Natural gas prices are volatile, and a decline in gas prices would affect significantly the electricity prices we are able to obtain in future PPA contracts. Development of our new plants depends on the prices we are able to negotiate in our long term PPAs. The prices of those PPAs in today’s market are substantially associated with the prices and demand for natural gas. The markets for these commodities are volatile, and modest drops in prices can affect significantly our financial results and impede our growth. Prices for natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil and gas;
•	price and quantity of foreign imports;
•	actions of the Organization of Petroleum Exporting Countries and state-controlled oil companies relating to oil price and production controls;
•	domestic and foreign governmental regulations;
•	political conditions in or affecting other oil producing and gas producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

•	weather conditions, as evidenced by recent hurricanes;
•	technological advances affecting oil and gas consumption;
•	overall U.S. and global economic conditions; and
•	price and availability of alternative fuels.

Further, oil prices and gas prices do not necessarily fluctuate in direct relationship to each other. Because our geothermal reserves are valued similar to gas reserves, our financial results are more sensitive to movements in gas prices. Lower gas prices decrease our potential revenues available from future long term PPAs, but have little impact on the actual proved reserves we can produce economically, unlike typical oil and gas fields that require extensive ongoing drilling to sustain production.

Our foreign projects expose us to risks related to the application of foreign laws, taxes, economic conditions, labor supply and relations, political conditions and policies of foreign governments, any of which risks may delay or reduce our ability to profit from such projects. We have development projects outside of the United States. For example, the El Ceibillo project is located in Guatemala. Our foreign development is subject to regulation by various foreign governments and regulatory authorities and is subject to the application of foreign laws. Such foreign laws or regulations may not provide for the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our projects in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such projects. Our foreign development is also subject to significant political, economic and financial risks, which vary by country, and include:

•	Changes in government policies or personnel;
•	Changes in general economic conditions;
•	Restrictions on currency transfer or convertibility;
•	Changes in labor relations;
•	Political instability and civil unrest;
•	Changes in the local electricity market;
•	Breach or repudiation of important contractual undertakings by governmental entities; and
•	Expropriation and confiscation of assets and facilities.

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

Risks Related to Our Power Purchase Agreements

A force majeure event, disruption of existing transmission or a forced outage affecting a project or unexpected operating expenses could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If a plant experiences a force majeure event, such as a fire, earthquake or flood, we would be excused from our obligations to deliver electricity under the PPAs to which we are parties. However, the power purchasers under those PPAs may/will not be required to make any and/or energy payments with respect to the affected project or plant so long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA altogether. Additionally, to the extent that a forced outage has occurred, a power purchaser may not be required to make any energy payments to the affected project, and if as a result the project fails to attain certain performance requirements under certain of our PPAs, the purchaser may have the right to prematurely terminate the PPA altogether. As a consequence, we may not receive any net revenues from the affected project or plant other than the proceeds from any business interruption insurance that may apply to the force majeure event or forced outage after the relevant waiting period, and we may incur significant liabilities in respect of past amounts required to be refunded.

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

Payments under our PPAs may be reduced if we are unable to forecast our production adequately. Under the terms of certain of our PPAs, if we do not deliver electricity output within 90% to 110% of our forecasted amount, payments for the amount delivered will be reduced, possibly significantly. For example if the plant produces more than 110% of the power as forecasted then we would receive reduced revenue for the amount over the forecast figure. If the plant produces less than 90% of the forecast amount for unexcused reasons, such as normal plant breakdowns and maintenance, then we may be subject to a replacement power costs, depending on the prevailing power market conditions. The agreement moves the power price to the market price instead of contracted price, and the reduction in revenue could be perhaps 30 percent of that amount. As a risk mitigation element, we are not subject to this adjustment until year three of the contract and then we are able to submit a new forecast every three months thereby limiting this exposure.

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

Industry competition may impede our growth and ability to enter into PPAs on terms favorable to us, or at all, which would negatively impact our revenue. The electrical power generation industry, of which geothermal power is a sub-component, is highly competitive and we may not be able to compete successfully or grow our business. We compete in areas of pricing, grid access and markets. The industry in the Western United States is complex as it is composed of public utility districts, cooperatives and investor-owned power companies. Many of the participants produce and distribute electricity. Their willingness to purchase electricity from an independent producer may be based on a number of factors and not solely on pricing and surety of supply. If we cannot enter into PPAs on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional properties.

Risks Related to Our Liquidity and Capital Resources

Substantial leverage and debt service obligations may adversely affect our cash flows, liquidity and operations. We will have substantial indebtedness that we may be unable to service and that restricts our activities. Our ability to meet our debt service obligations and repay, extend, or refinance our outstanding indebtedness will depend primarily upon the operational performance of our geothermal power generation, the prices that we receive for the electricity that we generate, risk management activities, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, this indebtedness has important consequences, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, entering into other renewable energy businesses, or other purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to or increasing the costs of refinance indebtedness; and
•	limiting our ability to enter into marketing, hedging, optimization and trading transactions by reducing the number of counterparties with whom we can transact and the volume of those transactions.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of continued expansion of and the development of our projects. Also, the Company requires funds for other operating activities, and to finance the growth of our business, including the construction and commissioning of power generation facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

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

It is very costly to place geothermal resources into commercial production. Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant, and a transmission line, and considerable administrative costs would be incurred, together with the drilling of production and injection wells. Future expansion of power production and other opportunities may result in significantly increased capital costs related to increased production and injection well drilling and higher costs for labor and materials. To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources or expand the current ownership of existing joint venture partners. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

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

Our debt instruments impose significant operating and financial restrictions on us; any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations. The instruments governing our outstanding debt impose significant operating and financial restrictions on our geothermal operating subsidiaries. These restrictions could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These restrictions limit our ability to, among other things:

•	make prepayments on or purchase indebtedness in whole or in part;
•	pay dividends to us or make other distributions to us thereby limiting our ability to use available cash to pay dividends to stockholders, repurchase our capital stock or make other investments in geothermal projects or other renewable energy businesses;
•	make certain investments, including capital expenditures;
•	enter into transactions with affiliates;
•	create or incur liens to secure debt;

•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;
•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;
•	incur dividend or other payment restrictions affecting certain subsidiaries;
•	engage in certain business activities; and
•	acquire facilities or other businesses

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

On a Federal level, the most important tax rule that affects our business is the PTC, which was extended to December 31, 2014. Recent legislation enacted as part of the “Fiscal Cliff” efforts resulted in the extension of the 30% ITC with eligibility for projects that started construction in 2014. There is not a cash grant component to the ITC credit so there is a risk related to monetizing the credit. The loss of the PTC or ITC is a risk that could result in making future expansions at our current project sites, or development at new sites, uneconomic. New rules recently adopted by the BLM, as directed by the Energy Policy Act of 2005, require competitive auction of all geothermal leases on Federal lands. Competitive leasing is significantly increasing the cost of obtaining leases on Federal land, is adding to the capital costs needed to develop geothermal projects, is increasing the total electrical power prices needed to make a geothermal project viable and is making it more difficult to acquire additional adjacent lands for reservoir protection and exploration.

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

In the states of Idaho, Nevada and Oregon, drilling for geothermal resources is governed by specific rules. In Nevada drilling operations are governed by the Division of Minerals (Nevada Administrative Code Chapter 534A); in Idaho by the Idaho Department of Water Resources (IDAPA 37 Title 03 Chapter 04); and in Oregon by the Division of Oil, Gas and Mineral Industries (Division 20 Geothermal Regulation). These rules require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters, and, may not allow or may restrict drilling activity, or may require that a geothermal resource be unitized (shared) with adjoining land owners. Such laws and regulations may increase the costs of planning, designing, drilling, installing, operating and abandoning our geothermal wells, the power plant and other facilities. State environmental requirements and permits, such as the Idaho Department of Environmental Quality, and Air Quality Permit to Construct, include public disclosure and comment. It is possible that a legal protest could be triggered through one of the permitting processes that would delay construction and increase cost for one of our projects. The state of Oregon has an Energy Facility Siting Council that must issue a site certificate for any geothermal energy facilities of 35 megawatts or higher.

Because of these state and federal regulations, we could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remediation costs. We could potentially discharge such materials into the environment:

•	from a well or drilling equipment at a drill site;
•	leakage of fluids or airborne pollutants from gathering systems, pipelines, power plant and storage tanks;
•	damage to geothermal wells resulting from accidents during normal operations; and
•	blowouts, cratering and explosions.

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business by increasing cost and the time required to explore and develop geothermal projects. In addition, because some of our project properties were previously operated by others, we may be liable for environmental damage caused by such former operators.

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

Risks Related to Ownership of Our Common Stock

The public market for our common stock is not that liquid which could result in purchasers being unable to liquidate their investment. The market price for shares of our common stock may be highly volatile and could be subject to wide fluctuations. Some of the factors that could negatively affect our share price include:

•	actual or anticipated variations in our reserve estimates and quarterly operating results;
•	changes in electricity prices;
•	changes in our funds from operations or earnings estimates;
•	publication of research reports about us or the exploration and production industry;
•	increases in market interest rates which may increase our cost of capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	speculation in the press or investment community;
•	large volume of sellers of our common stock pursuant to our resale registration statement with a relatively small volume of purchasers; and
•	general market and economic conditions.

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

The market for our common stock is volatile. The trading price of our common stock on the NYSE MKT LLC (“NYSE MKT”) and on the Toronto Stock Exchange (“TSX”) is subject to fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

Failure to comply with regulatory requirements may adversely affect our stock price and business. As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance. The Sarbanes-Oxley Act of 2002 (“SOX”) and the SEC have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation, as applicable, which are required under Section 404 of SOX. The Company has documented and tested its internal control procedures in order to satisfy the requirements of Section 404 of SOX. SOX requires an annual assessment by management of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report by the Company’s independent auditors on internal controls over financial reporting if the Company is no longer qualified as a “smaller reporting company” under applicable SEC rules. We may incur additional costs in order to comply with Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of SOX. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

The Company has interests in eight different geothermal resource areas in the Western United States and one area in Guatemala, Central America. The resource areas in the United States are located in Idaho (1), Oregon (2), and Nevada (4) and California (1). The properties include the Raft River area located in southeastern Idaho, the two properties located in southeastern Oregon, and six properties in northwestern Nevada, the WGP Geysers area located in northern California at the Geysers, and the El Ceibillo area located in central Guatemala (near Guatemala City). The properties in northwestern Nevada include San Emidio, Gerlach, Crescent Valley, Lee Hot Springs, and Ruby Hot Springs.

The Company operates three commercial power plants located in the Western United States. The Raft River Unit I, Idaho plant became commercially operational on January 3, 2008. The Neal Hot Springs, Oregon plant achieved commercial operation on November 16, 2012. The San Emidio, Nevada plant was acquired in May 2008. The acquired facility was replaced with a new power plant, located on private land that became commercially operational in May 2012.

WASHINGTON
MONTANA
OREGON
Neal Hot Springs
Vale
Boise
IDAHO
WYOM
Raft River
Gerlach
San Emidio - Phase 1
San Emidio - Phase 2
Crescent Valley
Ruby Valley Hot Springs
Lee Hot Springs
Geysers
NEVADA
UTAH
CALIFORNIA
- U.S. Geothermal Corporate Office
- Geothermal Projects - Operational
- Geothermal Projects - Exploration

WESTERN UNITED STATES REGIONAL LOCATION MAP

Neal Hot Springs, Oregon

Neal Hot Springs is a geothermal resource located in Eastern Oregon. The Company acquired the Neal Hot Springs geothermal energy and surface rights in September 2006. A 22 megawatt (net) annual average geothermal power plant was developed by USG Oregon LLC, and is currently in operation at this site. The project has four production wells and nine injection at the project.

NEAL HOT SPRINGS PROJECT
BULLY CREEK RESERVOIR
To John Day
To Baker City
20
PAYETTE
ONTARIO
To Boise
84
VALE
20 & 26
OREGON
IDAHO
201
Snake River
NYSSA
To Burns
20
OREGON

Significant Lease/Royalty Terms

Approximately 521 acres of geothermal rights at Neal Hot Springs are owned by Cyprus Gold Exploration Corporation (50%), JR Land and Livestock (25%), and USG Oregon LLC (25%). Royalty for the two private leases is paid on the gross revenue from energy sales paid by Idaho Power Company under the PPA. The JR Land & Livestock lease has a 3% royalty for the first five years of production, increases to 4% for years 6-15, and then to 5% for the remainder of the lease term. The Cyprus lease establishes a 2% royalty for the first ten years and then escalates to 3% for the remainder of the lease.

San Emidio, Nevada

In 2008, the Company acquired a 3.6 megawatt operating geothermal power plant and all associated private and federal geothermal leases and certain ground water rights in the San Emidio Valley and at Gerlach, Nevada. The San Emidio project is located approximately 75 air miles north of Reno, Nevada. The Gerlach property is locate immediately northwest of Gerlach Nevada. The San Emidio assets include the geothermal power project, 17,846 (27.9 square miles) acres of geothermal leases, and ground water rights used for cooling water. The Gerlach assets include 2,986 acres (4.7 square miles) of BLM and private geothermal leases. The Gerlach leases are located along a geologic structure known to host geothermal features including the Great Boiling Spring and the Fly Ranch Geyser.

In 2012, USG completed the San Emidio Phase I repower project; a 9.0 megawatt (net) annual average facility located on private land owned by USG Nevada. Phase I repowering was completed utilizing the existing production and injection wells.

Significant Lease/Royalty Terms

A geothermal unit was established for the operating project by the Company in 2010 with the approval and oversight of the Bureau of Land Management. The Unit allows USG Nevada LLC to allocate expenses among the federal and private geothermal leases within the Unit and legally establishes the percentage of private and federal land that contributes to geothermal production known as the Participating Area. The Participating Area at San Emidio totals 583.68 acres and includes 336.93 acres (57.7%) of private property and 246.75 acres (42.3%) of federally managed land.

The lease agreement with the Kosmos Company establishes a 1.75% royalty on gross electricity sales for the first 120 months of production and 3.5% royalty thereafter. The federal leases have a 10% netback royalty. The netback calculation is based on gross electricity sales less the transmission and generation cost deductions. In 2014 the equivalent federal royalty is 1.6% of gross electricity sales.

Raft River, Idaho

The Raft River project comprises two packages of property that include the Raft River Energy I LLC (“RREI”) leases, and leases held by the Company. RREI operates the Unit I facility at Raft River which became commercially operational on January 3, 2008. Leases assigned to RREI by the Company includes eight private geothermal leases, one of which is owned by the Company. The Company retains direct control over four private leases and one federal lease outside the RREI position.

All of the leases may be extended indefinitely as long as production is maintained from the lease either individually or as a geothermal unit. The Company and RREI hold a total of 6,002 acres; 1,686 acres of federal geothermal rights and 4,316 acres of private leases.

Significant Lease/Royalty Terms

The private leases have 10 year primary terms with the rights of unitization and extensions. Private leases have varying royalty rates commensurate with other federal and private leases held by the Company and our subsidiaries. Most of the private leases are subject to a 10% netback royalty which is based on gross electricity sales less the transmission and generation cost deductions. In 2014, USG’s equivalent federal netback royalty was equivalent to 1.6% of gross electricity sales where it was applied.

The federal lease, established on August 1, 2007, is held by the Company and has a primary term of 10 years. After the primary term, The Company has the right to extend the contract in accordance with regulation 43 CFR subpart 3207. The royalty under the lease is 1.75% of gross proceeds for the first 10 years of production and 3.5% thereafter. At Raft River, royalty rates have not exceeded rental payments. As a result leases are held through rental payment.

El Ceibillo, Republic of Guatemala

The Company successfully acquired a geothermal energy rights concession in the Republic of Guatemala. The concession, granted by the Guatemalan government, consists of 24,710 acres (100 square kilometers) and is located 14 miles southwest of Guatemala City, the capital. The concession has a five year term for the development and construction of a power plant and there are no royalties due to the government. The El Ceibillo project, is located near the town of Amatitlan, in a developed industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast. An office and staff are located in Guatemala City, and 17 acres of surface has been under lease. An additional surface lease of 80 acres was signed on October 15, 2014, bringing the total surface leasehold interest to 97 acres.

Crescent Valley and Lee Hot Springs, Nevada

On December 16, 2014, U.S. Geothermal completed the acquisition of EPR and EPR’s lease holdings at Crescent Valley and Lee Hot Springs, Nevada.

The Crescent Valley property encompasses 21,319 acres of private and federal geothermal resources leased by EPR and 2,640 acres of geothermal resources leased by U.S. Geothermal Inc. Upon closing the acquisition the Company began drilling the projects first production well. The well is located on private surface and mineral estate in section 3, Township 28 North Range 49 East and is intended to qualify potential future power plant construction for the 30% renewable energy investment tax credit. The Crescent Valley property includes 55 independent leases ranging in size from 10 acres to 4,100 acres and an average parcel size of 314 acres. EPR’s private leases have a 15 year term with annual rent that escalates at year five and at year 10.

Significant Lease/Royalty Terms

Annual lease rental payment obligations at Crescent Valley are approximately $109,138 and royalty obligations during potential future power production vary for private leases from 3% to 5% of gross sales. Royalty rates for federal geothermal leases are 1.75% of gross revenue for the first 10 years and 3.5% thereafter.

The Lee Hot Springs property encompasses 2,560 acres of federal lands located approximately 17 miles south of Fallon, NV. The federal leases are N-73679 and N-73930. The annual rental is $2,560 and a standard federal royalty is 1.75% of gross revenue for the first 10 years and 3.5% thereafter.

WGP Geysers, California

Western GeoPower Inc. (“WGP”) is a wholly owned subsidiary of U.S. Geothermal Inc. WGP’s Unit 15 property includes surface and geothermal rights that consist of two federal geothermal leases (CA-51000 & CA-51001), and two private geothermal leases with no expiration. The total project acreage is 3,808 acres. The site is permitted with Sonoma County for construction and operation of up to a 38.5 megawatt geothermal power plant.

The project is located at the site of the former Pacific Gas and Electric (PG&E) Unit 15 project, which once had a 62 megawatt (gross) capacity power plant. During 10 years of operation, the PG&E plant declined in production to approximately 38 megawatts before it was shut down in l989 and all of the wells were plugged and abandoned. The project is located within the broader Geysers geothermal field which covers a total of approximately 20,000 acres in the Mayacamas Mountains in Sonoma County, California, approximately 75 miles north of San Francisco. The Geysers geothermal resource is the largest producing geothermal field in the world, and has been generating greater than 850 megawatts of power for more than 30 years.

Significant Lease/Royalty Terms

There is no annual rental or prepaid royalty for the 421 acre parcel private land owned by WGP. The Abril Ranch rental payment for 410 acres of surface and geothermal rights was $16,783 in 2014 and is annually adjusted by the San Francisco/San Jose CPI index then divided between 3 surface owners based on a 50-25-25 basis. The Filly-Brown Lease includes 214 acres of surface access rights and 50% of the mineral rights; the remaining 50% mineral interest is owned by Western GeoPower. The Filly-Brown lease rental totals $260,000 annually but has no expiration or renewal date. Geothermal royalty payments for Abril Ranch and Filley-Brown are calculated on a sliding scale to account for the final contracted electricity price established by a power purchase agreement.

Vale Butte, Oregon

Vale Butte and the Vale Butte Geothermal Resource Area is located in Eastern Oregon and borders the east side of the City of Vale. In the first quarter of 2014, U.S. Geothermal Inc. acquired 393 acres of geothermal energy and surface rights under six (6) leases. The leased area is immediately adjacent to the City of Vale and includes private surface and mineral estate, Vale City owned resources and Malheur County owned resources. The Vale Butte resource area has been used for direct use heating for many years. Geochemical analysis indicates a potential reservoir temperature of 311F to 320F and historical drilling in the area has encountered ground (rock) temperatures in excess of 300F. Fault structures and hydrologic characteristics have been identified that are similar to the Neal Hot Springs site, and those geologic structures are contained within the newly acquired leases.

Significant Lease/Royalty Terms

Four private leases and the Vale City lease are issued for a period of 10 years with renewal options while the Malheur County lease was issued for a period of 40 years with renewal options. The lease agreements are consistent in terms of financial and development requirements and have a 2% royalty payment on actual energy paid for by Idaho Power for the first 10 years of commercial production.

Boise Administration Office, Idaho

On August 12, 2013, the Company signed a five year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that begin February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a five year extension option.

Land and Leases

The Company and its domestic subsidiaries control 65,434 acres of land in California, Idaho, Nevada, and Oregon. U.S. Geothermal owns approximately 1,370 acres while approximately 64,064 acres are controlled through geothermal development leases signed with the BLM, local governmental entities and private owners. The company’s average per acre lease rate is $9.00 per acre/year.

BLM Leases

The Company and its subsidiaries have 28 federal geothermal leases issued in accordance with the Geothermal Steam Act by the BLM.

BLM geothermal leases grant the lessee the right to drill for, extract, produce, remove, utilize, sell, and dispose of geothermal resources from the leased lands, along with the right to build and maintain necessary improvements on the leased land. Ownership of the geothermal resources and other minerals beneath the land is retained in the federal mineral estate. The geothermal lease grants exclusive geothermal development rights. The BLM will, through authority granted by federal regulations and planning requirements, ensure that other federal activities do not unreasonably interfere with the geothermal lessee’s uses of the same land. Most federal leases include stipulations and are governed by federal regulations, that require geothermal development to be conducted in a workmanlike manner and in accordance with all applicable laws and BLM directives and to take all actions required by the BLM to protect the surface of and the environment surrounding the land. Surface protections and environmental protection requirements include protection of water quality, cultural and archeological resources, threatened or endangered plants or animals, migratory birds, wildlife, and visual quality standards.

The BLM also authorizes geothermal lessees to enter into unit agreements to cooperatively develop a geothermal resource. The BLM reserves the right to specify rates of development and to require the geothermal lessee to commit to a unitization agreement.

Typical BLM leases issued to geothermal lessees have a primary term of ten years and may be renewed as long as geothermal resources are being explored. If resources are produced or utilized in commercial quantities, the lease can be renewed for up to forty years. If at the end of the forty-year period geothermal steam is still being produced or utilized in commercial quantities and the lands are not needed for other purposes, the geothermal lessee will have a preferential right to renew the lease for a second forty-year term, under terms and conditions as the BLM deems appropriate. During the lease term the lessee is required to pay an annual per acre rental fee. The fee escalates according to a schedule until geothermal production begins. After production has commenced, the geothermal lessee is required to pay royalties on the amount or value of energy production, and any by-products that may be derived from geothermal production.

BLM leases issued after August 8, 2005 (The Energy Policy Act of 2005) also have a primary term of ten years. If the geothermal lessee does not reach commercial production within the primary term, the BLM may grant two five-year extensions. If the lessee is drilling a well for the purposes of commercial production, the lease may be extended for five years and thereafter as long as steam is being produced and used in commercial quantities the lease may be extended for up to thirty-five years. If, at the end of the extended thirty-five year term, geothermal steam is still being produced or utilized in commercial quantities and the lands are not needed for other purposes, the geothermal lessee will have a preferential right to renew the lease under terms and conditions as the BLM deems appropriate.

BLM leases are issued either competitively or non-competitively. Under the Energy Policy Act of 2005 Lessees who obtain leases issued through a non-competitive process pay an annual rental fee equal to $1.00 per acre for the first ten years and $5.00 per acre each year thereafter. Lessees who obtain a lease through a competitive bid process pay a rental of $2.00 per acre for the first year, $3.00 per acre for the second through tenth year and $5.00 per acre each year thereafter. For BLM leases issued, effective, or pending on August 8, 2005, royalty rates are fixed between 1.0 -2.5% of the gross proceeds from the sale of electricity during the first ten years of production under the lease.

The royalty rate set by the BLM for geothermal resources produced for the commercial generation of electricity but not sold in an arm’s length transaction is 1.75% for the first ten years of production and 3.5% thereafter. The royalty rate for geothermal resources sold by the geothermal lessee or an affiliate in an arm’s length transaction is 10.0% of the gross proceeds from the arm’s length sale.

Private Geothermal Leases

U.S. Geothermal and its subsidiaries hold 70 geothermal leases with private parties. The leases authorize the right to conduct geothermal development and operations on privately owned geothermal estate. In some cases, the surface ownership is split from the mineral or geothermal ownership.

Geothermal leases grant the exclusive right and privilege to drill for, produce, extract, take and remove water, brine, steam, steam power, minerals (other than oil), salts, chemicals, gases (other than gases associated with oil), and other products produced or extracted through geothermal development. The Company and its project subsidiaries are also granted non-exclusive rights pertaining to the construction and operation of plants, structures, and facilities on the leased land. The leases also grant the right to dispose of waste brine and other waste products as well as the right to re-inject into the leased land water, brine, steam, and gases in a well or wells for the purpose of maintaining or restoring pressure in the productive zones beneath the leased land or other land in the vicinity.

Lessors reserve the right to conduct other activities on the leased land in a manner that does not unreasonably interfere with the geothermal lessee’s uses of the same land. Activities include agricultural use (farming or grazing), recreational use and other energy developments. Geothermal leases are typically issued for a primary term of 10 years and continue for as long as leased products are being produced or the lessee is drilling, exploring, extracting, processing, or reworking operations on the leased land.

Lease payments typically include annual rental that is based on a rate per acre under lease and royalty payments on gross revenue from the generation of electricity. Leases also include a provision for royalty payment on all revenue from geothermal by-products. Leases typically have requirements for drilling, extraction or processing operations on the leased land within the primary term or to conduct operations with reasonable diligence until lease products have been found, extracted and processed in quantities deemed “paying quantities” by the lessee. The lessee has the right at any time within the primary term to terminate the lease and surrender the relevant land. If the lessee has not commenced operations on leased land within the primary term, the annual rentals typically increase. The purpose of the increasing annual rental is to encourage development which, in some cases may generate higher payment to the lessor in the form of monthly royalty.

Our leases typically require the lessee to carry insurance, conduct operations in accordance with all local, state, and federal regulations, prevent waste, protect environmental quality, and promptly address any default by lessee. The lessor and lessee are protected from automatic lease termination through a notice requirement which must be received by the lessee by certified mail, and a 30 day period in which the lessee must make diligent efforts to correct the alleged default.

Geothermal Development Concession in Guatemala

U.S. Geothermal Guatemala S.A. has acquired a 24,700 acre geothermal concession from the Ministry of Energy and Mines Guatemala C.A. The site is located 12.5 miles southwest of Guatemala City and 2.5 miles west southwest of the City of Amatitlan. The geothermal concession grants the rights for subsurface geothermal development, establishes milestones for development and production. The Company has negotiated and acquired surface access from two owners and control 115 surface acres enabling geothermal development. The leases are similar in term and conditions to our leases with private owners in the United States.

Item 3. Legal Proceedings

As of March 16, 2015, management is not aware of any material current or pending legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NYSE MKT

The following table sets forth information relating to the trading of our common stock from January 1, 2013 through December 31, 2014 for the Company’s common stock trading on the NYSE MKT, under the trade symbol “HTM”:

Sale Prices on the NYSE MKT
	High	Low
Year Ended December 31, 2014	($)	($)
First Quarter	0.95	0.38
Second Quarter	0.83	0.52
Third Quarter	0.72	0.55
Fourth Quarter	0.57	0.43

Year Ended December 31, 2013
First Quarter	0.37	0.31
Second Quarter	0.43	0.32
Third Quarter	0.59	0.36
Fourth Quarter	0.50	0.37

TSX

The following table sets forth information relating to the trading of our common stock from January 1, 2013 through December 31, 2014 for the Company’s common stock trading on the TSX under the trade symbol “GTH”:

Sale Prices on the TSX
	High	Low
Year Ended December 31, 2014	(CDN$)	(CDN$)
First Quarter	1.05	0.40
Second Quarter	0.88	0.57
Third Quarter	0.77	0.60
Fourth Quarter	0.64	0.51

Year Ended December 31, 2013
First Quarter	0.39	0.31
Second Quarter	0.44	0.33
Third Quarter	0.65	0.36
Fourth Quarter	0.53	0.39

As of March 6, 2015, we had approximately 17,000 stockholders.

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

On December 12, 2014, the Company completed the acquisition of EPR for a total of six hundred ninety-two thousand seven hundred sixty-nine (692,769) shares of our stock that were issued in exchange for all outstanding shares of EPR stock. The shares issued by the Company in connection with the acquisition were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The basis for relying on this exemption is that the issuance of common stock to the shareholders as consideration for the merger, was a privately negotiated transaction without general solicitation. The certificates representing the shares of common stock issued in the merger contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration statement that has become effective under the Securities Act or pursuant to an exemption from such registration.

Item 6. Selected Financial Data

	For the Years Ended			For the Fiscal Years Ended
	December 31,			March 31,
	2014	2013	2012	2012	2011
Operating Revenues	$30,596,261	$27,370,934	$9,758,946	$5,894,113	$3,253,545
Operating Expenses	26,006,964	23,240,285	14,090,471	16,522,690	7,292,895
Income (Loss) from Continuing
Operations	4,589,297	4,130,649	(4,331,525)	(6,222,129	(3,954,416)
Income (Loss) attributable to U.S. Geothermal Inc.	11,613,711	1,946,579	(2,958,567)
Income (Loss) per share attributable to U.S. Geothermal Inc.	0.11	0.02	(0.03)	(0.07)	(0.05)
Cash dividends declared and paid per common share	-	-	-	-	-

	As of December 31,			As of March 31,
	2014	2013	2012	2012	2011
Total Assets	$232,914,304	$232,765,297	$240,496,096	$219,030,868	$85,322,968
Total Long-term Obligations (1)	95,821,634	99,247,344	104,318,206	69,495,470	18,326,802

(1)

Long-term obligations represent the stock compensation payable, a convertible loan, plant loans and capital lease obligations. The stock compensation liability is the fair value of stock options to be exercised by officers, directors, employees and consultants of the Company. These obligations were recorded as a liability since the option exercise price was stated in Canadian dollars, subjecting the Company and the employee to foreign currency exchange risk in addition to the normal market price fluctuation risk. As of December 31, 2014, 2013 and 2012, long-term obligations did not include stock compensation payable.

	Income (loss) per share attributable to U.S. Geothermal Inc.	Operating Revenues	Gross Profit (Loss)	Income (Loss) from Operations	Net Income (Loss) Attributable to U.S. Geothermal, Inc.
Fiscal Year Ended March 31, 2012
1st Quarter	(0.03)	1,397,975	(1,110,296)	(4,633,355)	(2,341,024)
2nd Quarter	(0.01)	1,689,609	(336,683)	(1,467,778)	(922,043)
3rd Quarter	(0.02)	1,647,442	(1,876,779)	(2,534,598)	(1,315,339)
4th Quarter	(0.01)	1,159,087	(1,061,775)	(2,415,858)	(1,643,723)
Fiscal Year Ended March 31, 2013
1st Quarter	(0.01)	1,159,087	(1,061,775)	(2,415,858)	(1,643,723)
2nd Quarter	(0.01)	1,280,949	(52,235)	(1,827,157)	(930,870)
3rd Quarter	(0.00)	2,019,749	270,012	(836,581)	(766,100)
4th Quarter	(0.01)	5,299,161	966,804	748,072	382,126
Year Ended December 31, 2013
1st Quarter	0.01	7,086,990	4,102,509	2,235,079	1,388,523
2nd Quarter	(0.01)	4,973,076	1,012,227	(1,966,627)	(1,376,359)
3rd Quarter	0.00	5,760,495	2,461,352	186,198	(28,137)
4th Quarter	0.02	9,550,373	5,635,824	3,675,999	1,962,552
Year Ended December 31, 2014
1st Quarter	0.01	8,501,965	4,783,941	2,547,091	1,339,420
2nd Quarter	(0.01)	5,845,874	1,571,096	(1,308,330)	(1,152,813)
3rd Quarter	0.00	6,737,005	2,939,672	695,817	81,780
4th Quarter	0.11	9,883,938	5,731,213	2,654,719	11,345,324

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Overview

On March 5, 2002, U.S. Geothermal Inc. - Idaho entered into a letter agreement with the owner of the Raft River project located in southeastern Idaho, pursuant to which U.S. Geothermal Inc. - Idaho agreed to acquire all of the real property, personal property and permits that comprised the owner’s interest in that project.

The Company signed a 20 year PPA with Idaho Power on December 29, 2004 to sell power from the Phase I power plant at Raft River located near Malta Idaho. Raft River Energy I LLC (“RREI”) was created on August 18, 2005 for the purpose of developing Raft River Unit I. The limited liability company is a joint venture with Raft River I Holdings, LLC, which is a subsidiary of Goldman Sachs. RREI commenced commercial operations on January 3, 2008. The plant currently operates at a reduced output of approximately 9.4 megawatt net, but has held steady at that level for two years.

In May 2008, the Company acquired geothermal assets, including an old 3.6 net megawatt nameplate generating capacity power plant, located in Washoe County, Nevada for approximately $16.6 million, which included certain ground water rights. The upgraded, new plant became commercially operational on May 25, 2012. The plant was originally estimated to operate at 8.6 net megawatts, but has been rerated to 10.0 megawatts due to higher than expected efficiency. On February 15, 2013, USG Nevada LLC signed an agreement with SAIC as part of a settlement, for a $2,000,000 note that will be paid in quarterly installments that are scheduled through 2018. A long-term note held by Prudential Financial Group was finalized on September 26, 2013. The Prudential loan will be repaid with quarterly payments that are scheduled through 2037.

On September 5, 2006, the Company announced the acquisition of property for a geothermal project at Neal Hot Springs, Oregon located in eastern Oregon near the Idaho border. The property is 8.5 square miles of geothermal energy and surface rights. On May 5, 2008, the Company announced that drilling began on the first full size production well which was completed on May 23, 2009. In February 2009, the Company submitted a loan application for the project to the U.S. Department of Energy’s (“DOE”) Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Solicitation loan guarantee program under Title XVII of the Energy Policy Act of 2005. On May 26, 2009, the Company announced that it had been selected by the DOE to enter into due diligence review on a project loan. Construction of a drill pad was completed in August 2009. In September 2009, the Company began drilling its major production well. Enbridge Inc. became an equity partner in the project in April 2009. Equity ownership interest in the project has the Company owning 60%, and Enbridge owning 40%. The power plant became commercially operational on November 16, 2012.

In April 2010, the Company was granted a geothermal energy rights concession in the Republic of Guatemala located in Central America. The Company signed a Memorandum of Understanding with a broker of electricity in Central America to negotiate a PPA for the El Ceibillo Project located near Guatemala City in October 2012. The framework of the agreement outlines a 15 year term to deliver up to 50 megawatts of power at competitive prevailing energy prices in the region. Geophysics activities and the drilling of the first exploration well occurred during 2013. A 25 megawatt flash steam plant is targeted to be in operation in early 2018.

On April 22, 2014, the Company acquired all of the ownership shares of a group of companies owned by Ram Power Corp.’s (“Ram”) that hold all interests in the WGP Geysers project located in Northern California for a total of $6.78 million. The assets acquired included four production/injection wells, restricted cash, land and geothermal water rights.

The Company completed an acquisition of Earth Power Resources Inc. (“EPR”) on December 12, 2014. Acquired assets include geothermal leases that cover 26,017 acres in the State of Nevada representing three potential projects (Crescent Valley, Lee Hot Springs and Ruby Hot Springs).

Factors Affecting Our Results of Operations

Raft River Operating Agreement

We hold a 50% interest in Raft River Energy I LLC, which owns Raft River Unit I (“Unit I”). Construction of Unit I required substantial capital and partnering with a co-venture tax partner which allowed us to share the risks of ownership and monetize valuable tax credits and benefits. The joint venture partner structure allowed the project to monetize production tax credits which would not otherwise have been available to us. While Unit I generates at less than full capacity, our annual cash payments from the Raft River I project will be lower than initially anticipated. If insufficient cash is generated to satisfy all joint venture obligations, the management fees will be deferred.

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

Based on management’s annual review of conditions and circumstances, it was determined that the Company would no longer use the equity method to reflect the Company’s interest in RREI as of April 1, 2011. The Company is now fully consolidating RREI’s assets, liabilities and operations and is recognizing a non-controlling interest. When making this determination, Management analyzed whether control had shifted to the Company for accounting purposes, and notes that participation by Holdings is and has been passive. The Board of Managers does not hold regular meetings, does not formally approve the annual operating budgets, and Holdings declined to contribute additional funds even when benefits can be shown. The Company has possession of and operates the facility, makes all day-to-day operating decisions, and contributes additional required capital funding as needed. Active participation in the operations of RREI is a primary role of the Company’s operating staff. The most important element that has changed is the economics of the project due to the zero balance in the Raft River Holding’s tax capital account. Tax deductions associated with an additional $12.1 million equity contribution from the Company accelerated the exhaustion of the Holdings tax capital account to zero sooner than originally anticipated. The Company has received 100% of the tax deductions and operating losses for the tax year 2011 and will receive them in subsequent years. Since the current structure of RREI was established to allocate significant tax benefits to Holdings, the exhaustion of the Holdings tax capital account to zero demonstrates that the majority of the tax benefits have been monetized. Holdings no longer has any tax capital at risk. The Company is the only partner with tax capital at risk, so future operating decisions will primarily impact the Company.

The Company’s interests in RREI as defined in the partnership agreements are summarized as follows:

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

Power Purchase Agreements

Prior to the construction of a geothermal project, we typically enter into a PPA with a utility, which fixes the price of energy produced at a project for a 20 to 25 year period. Such PPAs are typically negotiated with the utility company and approved by a state utility commission or similar regulating body.

Power purchase agreements generally provide for energy payments, capacity payments, or both. Energy payments are calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed, subject to annual adjustments. Capacity payments, on the other hand, are generally calculated based on the amount of time that our power plants are available to generate electricity. Some PPAs provide for bonus payments in the event that the producer is able to exceed certain target levels and forfeiture of payments or payments of penalties if minimum target levels are not met.

Neal Hot Springs, Oregon

The PPA for the Neal Hot Springs project was signed on December 11, 2009 with the Idaho Power Company. Idaho Power Company submitted the PPA to the Idaho Public Utilities Commission (“IPUC”) on December 28, 2009 and it was approved by the IPUC on May 20, 2010. The PPA has a 25 year term with a starting price of $96 per megawatt hour. The price escalates annually by 3.9% in the initial years and by 1.0% during the latter years of the agreement. The approximate 25 year levelized price is $117.65 per megawatt hour.

San Emidio, Nevada

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt hour, and a one percent annual escalation rate. The electrical output from both Phase I and Phase II will be sold under the terms of the amended and restated PPA. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

Raft River Energy I LLC

Raft River Energy I LLC currently earns revenue from a full-output PPA with Idaho Power, which allows power sales up to 13 megawatts annual average. The PPA was signed on September 24, 2007 and expires in 2032. The price of energy sold under the Idaho Power PPA is split into three seasons: power produced during the peak periods of July, August, November and December will be purchased at 120% of the set price; power produced in the three month low demand season (March, April, May) will be purchased at 73.50% of the set price; and power produced in the remaining five months of the year will be purchased at 100% of the set price. The PPA sets a first year average purchase price of $53.60 per megawatt hour. The $53.60 purchase price is escalated each year at a compound annual rate of 2.1% until year 15. From years 16 to 25 of the contract the escalation rate will drop to 0.6% per year.

Operating Results

For the year ended December 31 2014, the Company reported net income attributable to the Company of $11,616,504 ($0.11 income per share) which represented a $10,942,075 increase from net income of $1,946,579 reported in the year ended 2013 ($0.02 income per share). Net income of $15,025,922 from plant operations for the year ended December 31, 2014 increased $1,814,010 (13.7% increase) from income of $13,211,912 reported in the year ended 2013. Other notable favorable variances were reported in professional and management fees, salaries and wages, and change in deferred income taxes. Notable unfavorable variances were reported in stock based compensation, interest expense and other income/expenses.

Plant Operations

During the years ended December 31, 2014 and 2013, the Company’s energy production revenues and related operating costs originated from its three fully operational power plants. The San Emidio plant (USG Nevada LLC) is located in the San Emidio Desert in the northwestern part of the State of Nevada. The original San Emidio plant and related water rights were purchased in 2008. The old plant ceased operations in December 2011 and was replaced with a new plant that began commercial operations in May 2012. The Raft River plant (Raft River Energy I LLC) is located in South Eastern Idaho. The Raft River plant began operations in January of 2008. The new plant at Neal Hot Springs, Oregon (USG Oregon LLC) began commercial operations on November 16, 2012.

A summary of energy sales by plant for the two reporting periods are as follows:

	For the Year Ended December 31,
	2014		2013
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	18,759,248	61.3	15,566,409	57.7
San Emidio, Nevada	7,031,445	23.0	6,792,382	25.2
Raft River, Idaho	4,805,568	15.7	4,627,258	17.1
	30,596,261	100.0	26,986,049	100.0

%* - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	December 31,	March 31,	June 30,	September	December 31,
	2013	2014	2014	30, 2014	2014
Neal Hot Spring, Oregon	53,445	56,047	40,629	32,246	54,472
San Emidio, Nevada	21,112	21,223	15,686	18,240	21,745
Raft River, Idaho	21,951	21,614	18,069	18,501	20,614
	96,508	98,884	74,384	68,987	96,831

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

The Neal Hot Springs plant began producing power in the quarter ended December 31, 2012 and was considered to be commercially operational on November 16, 2012. The year ended December 31, 2013, was the plant's first full year of operations. For the year ended December 31, 2014, the plant reported net profit of $9,826,233 which was an increase of $2,396,997 (32.3% increase) from the net profit of $7,417,135 reported in the year ended 2013. For the year ended December 31, 2014, plant energy revenues increased 20.5% from the prior year ended 2013. The total of 183,394 megawatt hours produced in the current year increased 27,965 megawatt hours (18.0% increase) from the 155,428 megawatt hours produced in the prior year. The quarters ended March 31, 2014 and December 31, 2014, were the highest quarters of energy production and revenue to date. High production was due to less down time and the greater efficiency of the cooling towers due to the cooler ambient temperatures of the fall/winter months. For the third quarter of 2013, the plant's three units experienced a total of 928 hours of lost production which was significantly greater than the 59 hours of lost production in the third quarter of 2014. The largest loss in third quarter of 2013 was due to the failure of the refrigerant pump at unit one (618 hours). In the fourth quarter of 2013, the plant lost a total of 316 hours primarily due to stoppages caused by low liquid levels in the condenser. In the fourth quarter of 2014, the three units only experienced a total loss of approximately 70 hours.

Plant operating costs, excluding depreciation, increased $693,972, which was a 22.3% increase from the prior year to the current year ended September 30, 2014. The largest variances were noted in administrative support, insurance, chemicals and plant/well field maintenance costs. For the year ended December 31, 2014 administrative and corporate support costs increased $156,519, which was a 21.4% increase from the year ended 2013. Effective for the current year, a contracted monthly corporate support fee of $13,750 was established. Also, additional consulting fees related to the general plant maintenance that amounted to over $57,000 were incurred for the year ended December 31, 2014.

For the year ended December 31, 2014, the plant’s insurance costs totaled $377,619 which was an increase of $152,163 (67.5% increase) from the year ended 2013. In July 2013, the plant’s insurance coverage transferred from a builders’ risk policy to a full property coverage policy which resulted in a significant increase in cost (approximately $31,660 increase per month). In May of 2014, an insurance rate adjustment was made that reduced premiums by approximately 20% (approximately $14,345 decrease per month).

Plant and field maintenance costs increased $219,544, which was a 43.7% increase for the year ended December 31, 2014 from the year ended 2013. In May 2014, a turbine seal was replaced at a cost of $62,298. In the third quarter of 2014, costs that exceeded $169,000 were incurred to repair a feed pump for Unit 1, repair piping modules for all three units, and rebuild a seal for Unit 2.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Year Ended December 31,
	2014		2013		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	18,759,248	100.0	15,566,409	100.0	3,192,839	20.5

Plant expenses:
Operations	3,812,460	20.3	3,118,488	20.0	(693,972)	(22.3)
Depreciation and amortization	3,263,450	17.4	3,217,071	20.7	(46,379)	(1.4)
	7,075,910	37.7	6,335,559	40.7	(740,351)	(11.7)

Operating income	11,683,338	62.3	9,230,850	59.3	2,452,488	26.6

Other income (expense):
Interest expense	(1,875,639)	(10.0)	(1,856,255)	(11.9)	(31,485)	(1.7)
Interest income/other	18,534	0.1	42,540	0.2	(24,006)	(56.4)
	(1,875,105)	(9.9)	(1,813,715)	(11.7)	(55,491)	(3.1)

Net income	9,826,233	52.4	7,417,135	47.6	2,396,997	32.3

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per		&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2013	46,137	4,197,252	90.6	2,424,648	779,299
June 30, 2013	30,016	2,435,304	80.2	518,754	814,434
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,454	93.8	3,070,349	817,503
June 30, 2014	40,629	3,403,812	83.7	1,196,404	820,526
September 30, 2014	32,246	3,717,609	115.0	1,412,124	805,497
December 31, 2014	54,472	6,378,488	117.1	4,147,356	819,924

* - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the year ended December 31, 2014, the San Emidio plant reported net profit of $487,793 which was a decrease of $670,845 (57.9% decrease) from the net profit of $1,158,638 reported in the year ended 2013. For the current year, both energy revenues and megawatt hours produced were consistent with the prior year ended 2013. Total megawatts produced in the current year increased to 76,894 megawatt hours from 76,697 megawatt hours (0.3% increase). The average rate earned per megawatt hour in the current year increased to $91.4 from $88.7 (3.1% increase) earned in the prior year. For the year ended December 31, 2014, operating expenses, excluding depreciation, increased $720,836 (28.8% increase) from the year ended 2013. The primary reason for the increase related to property tax expenses and related legal costs, which increased approximately $393,197. In the prior year ended December 31, 2013, the Company collected a property tax refund of $226,859 related to an error made in 2012. Additional repair costs were incurred in the current year that included turbine repairs and tuning, two pump motor replacements and control panel upgrades for costs that exceeded $36,100, $35,200 and $16,480; respectively. Also, chemical costs for the cooling system increased approximately $108,110 (138.1% increase) from the prior year due to both price increases and lost product due, in part, to an acid pump malfunction.

For the year ended December 31, 2014, the plant’s interest expense increased $318,720 (18.3% increase) from the year ended 2013. During the quarter ended March 31, 2013, the plant loan had not been finalized and most of the interest incurred under the contractor’s obligations was capitalized. In the quarter ended March 31, 2013, the plant incurred interest costs that totaled $621,712.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

			Year Ended December 31,
	2014		2013		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	7,031,445	100.0	6,792,382	100.0	239,063	3.5

Plant expenses:
Operations	3,221,652	45.8	2,500,816	36.8	(720,836)	(28.8)
Depreciation and amortization	1,261,438	17.9	1,392,502	20.5	131,064	9.4
	4,483,090	63.8	3,893,318	57.3	(589,772)	(15.1)

Operating income (loss)	2,548,355	36.2	2,899,064	42.7	(350,709)	(12.1)

Other income (expense):
Interest expense	(2,060,901)	(29.3)	(1,742,181)	(25.6)	(318,720)	(18.3)
Interest income	339	0.0	1,755	0.0	(1,416)	(80.7)
	(2,060,562)	(29.3)	(1,740,426)	(25.6)	(320,136)	(18.4)

Net income (loss)	487,793	6.9	1,158,638	17.1	(670,845)	(57.9)

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2013 to 2014. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2013	19,228	1,726,927	90.3	834,266	407,060
June 30, 2013	18,039	1,628,382	90.3	(212,058)	365,314
September 30, 2013	18,317	1,531,260	83.6	355,498	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,350	312,908
June 30, 2014	15,686	1,450,526	92.5	(203,424)	316,283
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609

* - The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

Net loss from Raft River Energy I LLC (“RREI”) operations of $197,125 for the year ended December 31, 2014 favorably decreased by $197,732 from the loss of $394,847 reported for the year ended 2013. For the current year, both energy revenues ($4,805,568) and megawatt hours produced (78,798 megawatt hours) were consistent with the prior year ended 2013. For the year ended December 31, 2014, the megawatt hours produced increased 1,238 (1.6% increase) from the year ended 2013. Depreciation costs decreased 6.9% from the prior year primarily due to many of the assets with shorter estimated useful lives (5 years or less) that were placed into operation during the initial years of production have been fully depreciated.

The summarized statements of operations for RREI are as follows:

	Year Ended December 31,
	2014		2013		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	4,805,568	92.8	4,627,258	92.3	178,310	3.9
Energy credit sales	372,521	7.2	384,885	7.7	(12,364)	(3.2)
	5,178,089	100.0	5,012,143	100.0	165,946	3.3

Plant expenses:
General operations	3,566,337	68.9	3,378,794	67.4	(187,533)	(5.6)
Depreciation and amortization	1,716,465	33.1	1,844,579	36.8	128,114	6.9
	5,282,802	102.0	5,223,373	104.2	(59,419)	(1.1)

Operating loss	(104,713)	(2.0)	(211,230)	(4.2)	106,527	50.4

Other income (expense):
Interest expense	(95,592)	(1.9)	(197,461)	(3.9)	101,869	51.6
Other and interest income	3,180	0.1	13,844	0.2	(10,664)	(77.0)
	(92,412)	(1.8)	(183,617)	(3.7)	91,205	49.7

Net loss	(197,125)	(3.8)	(394,847)	(7.9)	197,732	50.1

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

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2013	19,675	1,064,481	56.1	67,620	472,040
June 30, 2013	17,248	823,154	49.9	(715,605)	472,094
September 30, 2013	18,687	1,260,124	69.5	(1,166)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,550	57.9	61,749	427,907
June 30, 2014	18,069	907,194	52.6	(579,569)	428,180
September 30, 2014	18,501	1,273,013	71.2	117,281	429,164
December 31, 2014	20,614	1,425,811	71.3	203,414	431,214

* - Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees

For the year ended December 31, 2014, the Company incurred professional and management fees of $986,742, which was a decrease of $298,194 (23.2% decrease) from the year ended 2013. The two primary elements for the decrease were the consulting fees paid to the former CEO and the decreases in legal fees. In May 2013, the Company entered into a contract with the former CEO’s consulting firm. The original contract ended April 2014, and was extended through December 2014 at a reduced rate of $1,000 per month. During the current year, consulting fees were paid to the former CEO’s consulting firm totaled $60,161, which was a decrease of $161,120 (72.8% decrease) from the fees paid in 2013. During the year ended December 31, 2014, legal fees were paid to the Company’s primary legal counsel of $93,782, which was a decrease of $121,877 (56.5% decrease) from the fees paid in 2013. In the prior year, additional legal fees were incurred for negotiations and contract reviews concerning the employment agreements for both the prior and successor Chief Executive Officers. Also, legal fees were incurred related to capital raise that was completed in December 2012.

Salaries and Wages

Salaries and wages include payroll and related costs incurred for exploration, design and development costs that cannot be capitalized, as well as general management and administration. Payroll and related costs for plant operations are expensed as plant production costs. For the year ended December 31 2014, the Company reported $1,858,423 in salaries and related costs, which was a decrease of $277,522 (13.0% decrease) from the year ended 2013. Salaries and related costs for administration and development employees before allocations totaled $2,595,439, which was an increase 1.5% from the year ended 2013. In the year current year, allocations for capital projects and plant operations exceeded $499,000 and $452,000; respectively. For the prior year, allocations for capital projects and plant operations exceeded $723,000 and $13,000; respectively. The two projects that utilized management and development staff resources in the current year were the San Emidio Phase II, Nevada and Guatemala projects, which incurred management and development salary costs of approximately $120,400 and $125,100; respectively. In the prior year, the major project was Neal Hot Springs, Oregon. In April 2014, the Company awarded raises to its employees that averaged 2.9%, and bonuses were awarded that totaled $376,750. In April 2013 and July 2013, employee bonuses were awarded that totaled $171,000 and $237,800; respectively.

Stock Based Compensation

For the year ended December 31 2014, the Company reported $1,339,496 in stock based compensation, which was an increase of $582,561 (77.0% increase) from the year ended 2013. Stock based compensation includes the calculated values for both Company stock and stock options granted to employees and board members. The Company uses the Black-Scholes option-pricing model to value the cost of the outstanding stock options. The higher value of the stock options for the current year was directly impacted by the number of outstanding options, the increase in the Company’s stock price and the related increase in the volatility of the Company’s stock price. On April 2, 2014, the Company awarded employees 2,883,500 stock options and 559,122 shares (restricted shares). In the prior year, the Company did not issue stock options to employees until July 22, 2013 (1,950,000 options, no restricted shares to employees). During the current year ended December 31, 2014, the Company’s common stock price reached a high of $0.95 and a low of $0.38 ($0.59 average daily closing price). During the year ended December 31, 2013, the Company’s common stock price reached a high of $0.59 and a low of $0.31 ($0.40 average daily closing price).

The stock based compensation components are summarized as follows:

	For the Year Ended
	December 31,
	2014	2013	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	1,115,392	683,443	431,949	63.2
Stock compensation	224,104	73,492	150,612	204.9
	1,339,496	756,935	582,561	77.0

% - represents the percentage of change from 2013 to 2014.

Exploration

For the year ended December 31, 2014, the Company reported $508,500 in exploration costs, which was an increase of $469,018 from the year ended 2013. During the current year, the Company incurred costs of $432,705 on well drilling activities for the Gerlach, Nevada project.

Other Income/Expenses

For the year ended December 31, 2014, the Company reported a net loss of $346,588 in other income/expenses which was an unfavorable increase of $462,453 from the net gain reported the year ended 2013. In the fourth quarter of 2014, the Company abandoned the Granite Creek area located in the State of Nevada, and is in the process of disposing the 2,445 acres of geothermal water rights purchased in April 2008 for $451,299.

Change in Deferred Income Tax Assets and Liabilities

For the year ended December 31, 2014, the Company reported an increase in deferred income tax assets and liabilities of $12,060,000 which was an increase of $10,482,000 from the year ended 2013. At the end of the current year, the Company determined that the more likely than not threshold had been met regarding the Company’s ability to use its earned deferred income tax assets (primarily unused net operating losses). Prior to December 31, 2014, the Company only recognized net deferred income tax assets to the extent used for reported book income.

Net Income Attributable to the Non-Controlling Interests

The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s partners. For the year ended December 31, 2014, the Company reported $3,277,793 in net income attributable to non-controlling interests, which was an increase of $1,093,723 (32.5% increase) from net income of $2,184,070 for the year ended 2013. The primary reason for the increase was due to the operations of the Neal Hot Springs plant (Oregon USG Holdings LLC) which reported net income of $9,826,233 for the year ended December 31, 2014. The impact of the Neal Hot Springs operations on the Company’s reported income attributable to non-controlling entities was an increase of $963,640 (32.5% increase) from the year ended December 31, 2013 as compared to the current year ended 2014.

The net (income) or loss attributable to the non-controlling interest entities is detailed as follows:

	For the Year Ended
	December 31,
Subsidiaries and Non-Controlling	2014	2013	Variance
Interest Entities	$	$	$	%

Oregon USG Holdings LLC interest held by Enbridge Inc.	(3,915,952)	(2,848,081)	1,067,871	37.5
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	452,193	656,469	204,276	31.1
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	181,173	7,542	(173,631)	#
	(3,282,586)	(2,184,070)	1,098,516	50.3

% - represents the percentage of change from 2013 to 2014. # - variance percentage that is extremely high or undefined.

Non-Controlling Interests

The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the year ended December 31, 2014:

				Exploration
	Neal Hot	San		Activities and	Consolid-
Statement of Operations	Springs	Emidio	Raft River	Corporate	ated
Element	$	$	$	$	$
Net income from plant operations	11,683,339	2,548,355	(104,714)	898,942	15,025,922
Expenses/income	1,893,459	2,060,561	92,411	(4)6,390,194	10,436,625
Net income (loss)	9,789,880	487,794	(197,125)	(5,491,252)	4,589,297

Income taxes	(3,740,000)	(186,000)	75,000	2,098,000	(1,753,000)

Deferred income taxes	3,740,000	186,000	(75,000)	8,209,000	12,060,000

Non-controlling interests	(1)(3,915,952)	-	(2)452,193	(3)181,173	(3,282,586)
Net income attributable to U.S. Geothermal	5,873,928	487,794	255,068	4,996,921	11,613,711

(1)	The non-controlling interests for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge.

(2)	The non-controlling interests for Raft River represents 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.

(3)	The non-controlling interests for our exploration activities represents an approximately 39% interest for our joint venture partner at Gerlach, GGE Development.

(4)	Major costs included in Exploration Activities and Corporate for the year ended December 31, 2014 include:

•	Salaries and wages	$ 1,858,423
•	Stock based compensation	1,339,496
•	Corporate administration	1,136,849
•	Professional fees	986,742
•	Exploration costs	508,500

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental (resource verified, PPA off-taker identified), the costs associated with a project will be capitalized.

Liquidity and Capital Resources

During the calendar year ended December 31, 2014, the operating projects of U.S. Geothermal have generated significant available cash (after debt service and reserves) to fund our development activities and corporate costs. Neal Hot Springs has distributed $7.2 million in equity; San Emidio has generated $1.4 million in net cash; Raft River has paid $0.2 million in REC income. In addition, cash received by corporate as a result of management fees, royalties and lease income totaled $1.1 million. We believe our cash and liquid investments at December 31, 2014 are adequate to fund our general operating activities through December 31, 2015. Development of our projects under development and under exploration may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

The recent financial credit crisis has not impacted the ability of our customers, Idaho Power Company and Sierra Pacific Power (NV Energy), to pay for their power. This power is sold under long-term contracts at fixed prices to large utilities. The status of the credit and equity markets could delay our project development activities while we seek to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities.

On December 12, 2014, the Company completed the acquisition of Earth Power Resources Inc. (“EPR”) for a total of six hundred ninety-two thousand seven hundred sixty-nine (692,769) shares of U.S. Geothermal stock that were issued in exchange for all outstanding shares of EPR stock. In addition to the shares issued, $42,934 in cash was also provided at close to allow EPR to pay outstanding obligations. The transaction was unanimously approved by EPR Shareholders. The assets acquired from EPR include geothermal leases covering 26,017 acres in Nevada, representing three projects that have an energy potential estimated in the range of 158 to 359 megawatts. Also included is EPR’s complete geothermal resource database of new project opportunities located throughout the western United States, which EPR had compiled over its nearly 40 years of geothermal exploration experience. Under the terms of the agreement, fifty percent (50%) of the new stock issued for the acquisition will be held in reserve by the Company for 6 months to cover any potential undisclosed claims against EPR. The non-reserved 50% of new stock will be delivered to the EPR shareholders upon surrender of their EPR share certificates, but trading of the new USG shares is restricted under SEC Rule 144 for a period of 6 months

On April 21, 2014, the Company completed the acquisition of Ram Power Corp.’s (“Ram”) Geysers project for a total of $6.4 million in cash. The Ram subsidiaries included in the acquisition are Western GeoPower, Inc., Skyline Geothermal Holding, Inc., and Etoile Holdings Inc., which in turn includes all membership interests in Mayacamas Energy LLC and Skyline Geothermal LLC. The acquired Ram subsidiaries possess the full development interest in the project. These interests include all geothermal leases (covering 3,809 acres), development design plans, and permits for a proposed up to 38.5gross megawatt power plant, and includes land and geothermal mineral rights ownership of the Mayacamas property purchased by Ram in 2010. This property contains four existing geothermal wells immediately available for production or injection and one historic well available for use after reworking. Finally, the acquisition includes a 50% undivided interest in the geothermal mineral rights relating to the property that contains the 5th existing well also purchased by Ram in 2010. The other 50% interest in this property is contained within an acquired leasehold interest.

On February 4, 2014, a replacement shelf registration statement filed on Form S-3 with the SEC became effective. The replacement shelf registration statement was filed as routine course of business due to the impending expiration of the Company’s existing shelf registration statement that, under SEC rules, would have expired on December 1, 2013. The Company may use the replacement shelf registration statement to offer and sell from time to time for a period of three years in one or more public offerings up to $50 million of common stock, warrants, or units consisting of any combination thereof. The terms of any securities offered under the replacement shelf registration statement, and the intended use of the resulting net proceeds, will be established at the times of any future offerings and will be described in prospectus supplements filed at such times with the SEC. The Company has no immediate plans to sell any additional stock under the replacement shelf registration statement at this time, but wishes to preserve the option in support of its future growth and development of its projects as well as strategic acquisition opportunities.

Following the receipt of the Section 1603 Federal Investment Tax Credit (ITC) cash grant payment, and the Oregon Business Energy Tax Credit funds, and after the receipt and disbursement of all remaining construction reserve funds, which was finalized on January 27, 2014, the final ownership interest in the Neal Hot Springs project was calculated in accordance with the terms of the partnership agreement. Ownership interest in the project is final with 60% for U.S. Geothermal and 40% for Enbridge. As a result of the final agreement, U.S. Geothermal received a $6.2 million cash distribution from the partnership.

Under the terms of the DOE loan agreement, project profits are distributed to the equity partners semi-annually (February and August), following Final Completion, which was achieved on August 1, 2013. U.S. Geothermal’s share of this first distribution received March 5, 2014 was $4.6 million, out of a total distribution to the partners of $7.7 million, which represents profits generated from the project since initial operation began in November 2012. U.S. Geothermal’s share of the distribution received August 19, 2014 was $2.6 million, out of a total distribution to the partners of $4.3 million.

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. On December 31, 2014, $16.7 million in USG Oregon LLC funds were deposited at PNC Bank, and were unavailable for immediate corporate needs.

For projects under construction before the end of 2010 and online before the end of 2014, a project was eligible to take a 30% ITC in lieu of the PTC. The ITC was able to be converted into a cash grant within the first 90 days of operation of the plant. Phase I at San Emidio attained commercial operation on May 25, 2012. An application was submitted in July 2012 electing to take the ITC cash grant in lieu of the PTC. The United States Department of Treasury notified the Company that it would allow $10.65 million in cash grant. The cash grant proceeds were received on November 10, 2012 and used to repay the Ares Capital bridge loan facility, with the remaining balance payable to USG Nevada LLC. An additional $1.05 million of cash grant items were subsequently approved and paid in March 2013. For the Neal Hot Springs project, an application was submitted in the first quarter 2013 electing to take the ITC cash grant, in lieu of the PTC, for approximately $35.9 million from U.S. Treasury and the funds would be used to fund reserves required under the DOE Loan Guarantee Agreement and return funds to our partner in the project, Enbridge. Due to federal sequestration in early 2013, the ITC cash grant amount received in April 2013 was reduced by 8.7% to $32.7 million.

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

On May 21, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s board of directors and pricing committee thereof. Pursuant to the Purchase Agreement LPC initially purchased $750,000 in shares of Common Stock at $0.38 per share. Following this initial purchase, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $10,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 250,000 shares of Common Stock, which amount may be increased in accordance with the Purchase Agreement if the closing sale price of Common Stock on the NYSE MKT exceeds certain specified levels. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC. No sales of Common Stock under the Purchase Agreement will be made through the TSX. The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. LPC shall not have the right or the obligation to purchase any shares of Common Stock if the purchase price of those shares, determined as set forth in the Purchase Agreement, would be below $0.25 per share. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. As consideration for entering into the Purchase Agreement, the Company has issued to LPC 651,819 shares of Common Stock. The Company will not receive any cash proceeds from the issuance of these 651,819 shares. As of December 31, 2014, the Company has sold LPC an aggregate of 4,625,506 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $1,343,639 (net of $86,911 broker and legal fees). On December 21, 2012, the Company and LPC entered into an Amendment No. 1 to the Purchase Agreement (the “Amendment”) to reduce the total amount that can be purchased under the Purchase Agreement, including amounts already purchased, from $10,750,000 to $6,500,000.

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

Income Taxes
According to generally accepted accounting practices, entities must recognize assets and/or liabilities that originate with the differences in revenues and expenses presented for financial reporting purposes and those revenues and expenses that are utilized to comply with federal and state income tax law. Often deductions can be accelerated for income tax purposes, thus creating temporary timing differences. Other items (generally non-allowable expenses) do not reverse over time, and are considered to be permanent differences. These types of costs are, typically, not factored into the deferred income tax asset or liability calculation. The Company’s primary element that impacts the liability or asset calculation relates to the operating losses generated in the first years of operation that will be allowed to offset future earnings. Stock-based compensation is another significant area that impacts that recognition of deferred income taxes. Compensation that has been provided to employees and contractors based upon the value of the issuance of stock options is reported as an operating cost. However, this compensation is not an allowable deduction for income tax purposes.

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

Contractual Obligations

As of December 31, 2014, the following table denotes contractual obligations by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases	$ 17,611,937	$ 899,579	$ 1,830,587	$ 1,608,300	$ 13,273,471
Capital Leases	20,919	20,919	-	-	-
Plant Loan (1)	30,182,333	471,091	1,237,375	1,252,502	27,221,365
Plant Loan, DOE(2)	66,974,611	3,419,927	6,627,950	6,505,003	50,421,731
Note Payable, Settlement Agreement (3)	1,487,266	390,051	853,886	243,329	-
Note Payable, Auto Loans (4)	68,412	9,919	22,359	26,225	9,909

(1)	Plant loan with Prudential Capital Group scheduled for to be repaid over the next 24 years.
(2)	Plant loan with the Department of Energy scheduled to be repaid over the next 21 years.
(3)	Loan agreement that originated with a settlement agreement with SAIC Constructors LLC scheduled to be repaid over the next five years.
(4)	Three auto loans to be repaid in five years.

Off Balance Sheet Arrangements

As of December 31, 2014, the Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk on Investments
At December 31, 2014, the Company held investments of $30,515,067 in money market accounts. These are highly liquid investments that are subject to risks associated with changes in interest rates. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms.

Foreign Currency Risk
|The Company is subject to a limited amount of foreign currency risks associated with cash deposits maintained in Canadian currency. The Company has utilized and it is continuing to utilize the Canadian markets for raising capital. By proper timing of the transactions and then maintenance of adequate operating funds in other financial resources, the Company has been able to mitigate some of the risks surrounding foreign currency exchanges. At fiscal year end, the Company did not hold any deposits in Canadian currency. Also, the Canadian currency exchange rate has been reasonably consistent over the past fiscal year. As a matter of standard operating practice, the Company does not maintain large balances of Canadian currency; and, substantially, all operating transactions are conducted in U.S. dollars.

A long-term liability has been established to reflect the fair value of the stock options payable. The strike price on the Company’s stock option grants since April 2007 has been stated U.S. dollars.

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by entering into long-term PPAs for the Raft River, Neal Hot Springs and San Emidio power plants. These types of arrangement will be the model for power purchase contracts planned for future power plants.

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

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Geothermal, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Geothermal, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the periods then ended. U.S. Geothermal, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Geothermal, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

MartinelliMick PLLC
Spokane, WA
March 13, 2015

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current:
Cash and cash equivalents (note 2)	$12,994,975	$28,736,934
Restricted cash and bonds (note 3)	3,320,781	3,081,020
Trade accounts receivable	3,774,133	4,106,806
Deferred income tax asset (note 7)	1,803,000	-
Other current assets	1,550,359	1,079,262
Total current assets	23,443,248	37,004,022

Investment in equity securities (note 4)	-	42,174
Restricted cash and bond reserves (note 3)	18,690,096	18,815,145
Property, plant and equipment, net of accumulated depreciation (note 5)	166,859,446	161,583,938
Intangible assets, net of accumulated amortization (note 6)	15,417,514	15,320,018
Net deferred income tax asset (note 7)	8,504,000	-

Total assets	$232,914,304	$232,765,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,886,947	$1,626,687
Related party accounts payable	5,195	3,089
Current portion of capital lease obligations (note 8)	20,919	48,118
Current portion of notes payable (note 9)	4,336,271	4,127,170
Total current liabilities	6,249,332	5,805,064

Long-term Liabilities:
Long-term portion of capital lease obligations (note 8)	-	20,921
Asset retirement obligations (note 14)	1,400,000	-
Notes payable, less current portion (note 9)	94,376,351	99,226,423
Total long-term liabilities	95,776,351	99,247,344

Total liabilities	102,025,683	105,052,408

Commitments and Contingencies (note 14)	-	-

STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at December 31, 2014 and 2013 were: 107,018,029 and 102,094,542; respectively)	107,018	102,094
Additional paid-in capital	103,669,371	100,381,207
Accumulated other comprehensive loss	-	(27,321)
Accumulated deficit	(19,284,860)	(30,898,571)
	84,491,529	69,557,409

Non-controlling interests (note 15)	46,397,092	58,155,480
Total stockholders’ equity	130,888,621	127,712,889

Total liabilities and stockholders’ equity	$232,914,304	$232,765,297

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013

Plant Revenues:
Energy sales	$30,596,261	$26,986,049
Energy credit sales	372,521	384,885
Total plant operating revenues	30,968,782	27,370,934

Plant Expenses:
Plant production expenses	9,701,506	7,704,871
Depreciation and amortization	6,241,354	6,454,151
Total plant operating expenses	15,942,860	14,159,022

Net Income from Plant Operations	15,025,922	13,211,912

Expenses (Income):
Corporate administration	1,136,849	881,880
Professional and management fees	986,742	1,284,936
Salaries and wages	1,858,423	2,135,945
Stock based compensation	1,339,496	756,935
Travel and promotion	199,894	202,060
Exploration costs	508,500	39,482
Interest expense	4,060,133	3,895,890
Other (income) expenses	346,588	(115,865)
Total expenses (income)	10,436,625	9,081,263

Net Income Before Income Tax Expense	4,589,297	4,130,649

Net Income Tax (Expense) Benefit (note 7):
Income taxes	(1,753,000)	(1,578,000)
Change in deferred tax assets and liabilities	12,060,000	1,578,000
Net income tax (expense) benefit	10,307,000	-

Net Income	14,896,297	4,130,649

Net income attributable to the non-controlling interests	(3,282,586)	(2,184,070)

Net Income Attributable to U.S. Geothermal Inc.	11,613,711	1,946,579

Other Comprehensive Income (Loss):
Unrealized income (loss) on investment in equity securities	27,321	(23,377)

Comprehensive Income Attributable to U.S. Geothermal Inc.	$11,641,032	$1,923,202

Basic Net Income Per Share Attributable to U.S. Geothermal Inc.	$0.11	$0.02
Diluted Net Income Per Share Attributable to U.S. Geothermal Inc.	$0.09	$0.02

Weighted Average Number of Shares Outstanding for Basic Calculations	104,273,319	101,795,364
Weighted Average Number of Shares, Stock Options and Warrants Outstanding for Diluted Calculations	126,006,172	123,497,883

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013

Operating Activities:
Net Income	$14,896,297	$4,130,649
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	6,367,817	6,575,266
Stock based compensation	1,339,496	756,935
Stock based officer bonus	-	100,000
Gain on software refund	(13,239)	-
Loss on disposal of geothermal water rights	451,299	-
Loss on sale of securities	27,967	-
Change in deferred tax assets and liabilities	(10,307,000)	-
Net changes in:
Trade accounts receivable, operating	332,673	(809,9160
Accounts payable and accrued liabilities	178,158	128,868
Prepaid expenses and other	(471,097)	(240,158)
Total cash provided by operating activities	12,802,371	10,641,644

Investing Activities:
Purchases of property, plant and equipment	(3,746,083	(13,868,842)
Company acquisitions	(6,842,281)	-
Proceeds from ITC cash grants receivable	-	40,113,741
Proceeds from sale of equities held for investment	41,528	-
Proceeds from software refund	31,120	-
Net funding of restricted cash reserves and bonds	(4,712)	(17,474,465)
Total cash provided (used) by investing activities	(10,520,428)	8,770,434

Financing Activities:
Issuance of share capital	1,634,918	-
Contributions from non-controlling interest	7,360	7,460
Distributions to non-controlling interest	(15,048,334)	(117,2480
Proceeds from debt obligations	-	16,570,400
Principal payments on notes payable and other obligations	(4,569,726)	(19,999,2570
Principal payments on capital leases	(48,120)	(45,278)
Total cash used by financing activities	(18,023,902)	(3,583,923)

Increase (Decrease) in Cash and Cash Equivalents	(15,741,959)	15,828,155

Cash and Cash Equivalents, Beginning of Period	28,736,934	12,908,779

Cash and Cash Equivalents, End of Period	$12,994,975	$28,736,934

Supplemental Disclosures:
Non-cash investing and financing activities:
Purchase of property and equipment on account	$84,208	$1,107,189
Purchase of property and equipment with notes payable	-	745,105
Company acquisition by issuance of common stock	318,674	-
Property and equipment costs reduced by settlement agreements	-	4,406,958
Grants receivable used to decrease construction costs	-	2,770,459

Other Items:
Interest paid	4,080,396	6,973,502

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014 and 2013

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2012	101,516,764	$101,516	$99,524,850	$(32,845,150)	$(3,944)	$56,081,198	$122,858,470

Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,460	7,460
Distributions to non-controlling interest entity	-	-	-	-	-	(117,248)	(117,248)
Stock issued under terms of employment agreement	577,778	578	99,422	-	-	-	100,000
Stock compensation	-	-	756,935	-	-	-	756,935
Unrealized loss on investment	-	-	-	-	(23,377)	-	(23,377)
Net income	-	-	-	1,946,579	-	2,184,070	4,130,649

Balance at December 31, 2013	102,094,542	102,094	100,381,207	(30,898,571)	(27,321)	58,155,480	127,712,889

Distributions to non-controlling interest entities (note 15)	-	-	-	-	-	(15,048,334)	(15,048,334)
Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,360	7,360
Stock issued to shareholders of acquired company (note 16)	692,769	693	317,981	-	-	-	318,674
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	2,594,596	2,595	1,294,703	-	-	-	1,297,298
Stock compensation	559,122	559	1,338,936	-	-	-	1,339,495
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	11,613,711	-	3,282,586	14,896,297

Balance at December 31, 2014	107,018,029	$107,018	$103,669,371	$(19,284,860)	$-	$46,397,092	$130,888,621

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Basis of Presentation

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware);
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala);
xiv)	Geysers USG Holdings Inc. (incorporated in the State of Delaware);
xv)	Western GeoPower, Inc. (incorporated in the State of California);
xvi)	Etoile Holdings Inc. (incorporated in the Bahamas);
xvii)	Mayacamas Energy LLC (organized in the State of California);
xviii)	Skyline Geothermal LLC (organized in the State of Delaware);
xix)	Skyline Geothermal Holding, Inc. (incorporated in the State of Delaware); and
xx)	Earth Power Resources Inc. (incorporated in Delaware).

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. At December 31, 2014, $3.8 million in USG Oregon LLC funds were deposited at PNC Bank in the Revenue account and $271,000 in Oregon USG Holdings LLC funds were deposited at Umpqua Bank, and were unavailable for immediate corporate needs. Discussion regarding restricted cash is included in Note 3.

Accounts Receivable Allowance for Doubtful Accounts

Trade Accounts Receivable
Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2014 and 2013, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Grant Accounts Receivable
For receivables from grants from Federal or State agencies, the Company records the receivable amounts net of the funds expected to be received. Therefore, no allowance accounts are considered to be necessary for receivables from grants at December 31, 2014 and 2013.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At December 31, 2014, the Company’s total cash balance, excluding money market funds, was $4,487,085, and bank deposits amounted to $4,577,004. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $3,156,637 was not covered by or was in excess of FDIC insurance guaranteed limits. At December 31, 2014, the Company’s money market funds invested, primarily, in government backed securities totaled $30,515,067 and were not subject to deposit insurance.

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

Available-for-sale securities are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method whereby the gain or loss is calculated based upon the cost of specifically identified securities for each sales transaction.

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

Direct labor costs, incurred for specific major projects expected to have long-term benefits will be capitalized. Direct labor costs subject to capitalization include employee salaries, as well as, related payroll taxes and benefits. With respect to the allocation of salaries to projects, salaries are allocated based on the percentage of hours that our key managers, engineers and scientists work on each project and are invoiced to the project each month. These individuals track their time worked at each project. Major projects are, generally, defined as projects expected to exceed $500,000. Direct labor includes all of the time incurred by employees directly involved with construction and development activities. General and/or indirect management time and time spent evaluating the feasibility of potential projects is expensed when incurred. Employee training time is expensed when incurred.

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

Impairment of Long-Lived Assets

The Company evaluates its long-term assets annually for impairment and when circumstances/events occur that may impact the fair value of the assets. An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. The most recent assessment was performed based upon financial conditions and assumptions as of December 31, 2014, and there have not been any significant changes in financial conditions and assumptions subsequent to that assessment date. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets.

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

Earnings Per Share

The Company follows financial accounting standards, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Both basic and diluted were presented for the calculation of the income per share for the periods that reported income. Stock equivalents were not included in the calculation for the periods that reported losses since their inclusion would be considered anti-dilutive. Total common stock equivalents on a fully diluted basis at December 31, 2014 and 2013 were 126,744,104 (126,006,172 annual weighted average) and 124,494,963 (123,497,883 annual weighted average); respectively.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

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

Business Combinations
In December 2014, FASB issued Accounting Standards Update No. 2014-18 (“Update 2014-18”), Accounting for Identifiable Intangible Assets in Business Combination, Business Combinations (Topic 805). Update 2014-18 provides modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. Update 2014-18 is effective for fiscal year beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first in-scope transaction. If the first in-scope transaction occurs in the first fiscal year beginning after December 12, 2015, the elective adoption will be effective for that fiscal year’s annual financial reporting and all interim and annual periods thereafter. The focus of this Update addresses the types of intangible assets that the Company, typically, has not acquired or does not seek to acquire; however, Management will continue to evaluate the possible impact that this Update may have on the accounting treatment of applicable elements and the financial presentation of these elements.

Consolidation
In February 2015, FASB issued Accounting Standards Update No. 2015-02 (“Update 2015-02”), Amendments to the Consolidation Analysis, Consolidation (Topic 810). Update 2015-02 provides modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. Update 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company currently consolidates variable interest entities and may create or acquire variable interest entities for future endeavors. Management is still evaluating the possible impact this update may have on the financial presentation of the Company’s consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2014	2013
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	188,930	19,848
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	-
U.S. Department of Energy, Debt Service Reserve	2,151,851	2,191,172
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	-

	$3,320,781	$3,081,020

Long-term restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2014	2013
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	1,594,605	1,594,437
Prudential Capital Group, Maintenance Reserves	604,529	751,183
Prudential Capital Group, Well Reserves	212,298	53,072
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,582,606	2,668,179
U.S. Department of Energy, Short Term Well Field Reserves	4,505,150	4,501,191
U.S. Department of Energy, Long-Term Well Field Reserves	4,761,927	4,507,391
U.S. Department of Energy, Capital Expenditure Reserves	2,690,083	3,000,794

	$18,690,096	$18,815,145

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at December 31, 2014 and 2013. As described in note 16, the Geyser’s acquisition included a short term well bond of $100,000 and the Earth Power Resources Inc. acquisition included a short term geothermal lease rights bond of $10,000.

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the year ended December, 2014, the Company continued development activities for San Emidio, Nevada and the Guatemala projects. Two new exploration wells for the San Emidio Phase II project were drilled, one exploration well drilled in 2013 was abandoned, and one other well drilled in 2013 was placed into production during the year for approximately $2.03 million. A portion of the drilling and development costs were offset by grant proceeds of $632,210. The new production well was connected to the existing Phase I power plant and is producing fluid to the plant as part of a long term test of the South Zone reservoir. During the year, costs that exceeded $924,000 were incurred at Guatemala for the construction of nine temperature gradient wells.

On December 12, 2014, the Company completed an acquisition of Earth Power Resources Inc. See Note 16 for details. After acquisition, the Company incurred approximately $133,000 on the drilling of a new production well.

Effective April 22, 2014, the Company acquired a group of companies (The Geysers, California) that included long-term assets that totaled $7.74 million (land of $1.6 million, well and drilling construction in progress of $6.14 million). See note 16 for acquisition details. After acquisition, the Company incurred development costs of approximately $259,000 for design and study work for a new power plant, transmission line and well field.

During the year ended December, 2013, the Company determined that the project located in the Republic of Guatemala was economically viable and began capitalizing drilling costs that amounted to over $1.7 million. At Neal Hot Springs, an agreement was reached with a major contractor that resulted in the reduction of project costs and related retainage of $2.26 million. Additional costs of approximately $7.8 million were incurred at the Neal Hot Springs power plant to finalize construction costs. The remaining balance of the ITC cash grant for San Emidio relating to previously disputed expenditures of approximately $1.05 million was collected. On February 15, 2013, the Company signed a settlement agreement with SAIC (the general contractor and construction loan holder) that reduced the construction liability including construction costs and accrued interest by approximately $2.14 million for the San Emidio, Nevada project. Costs that totaled approximately $817,000 were capitalized for a phase II monitoring well at San Emidio.

Property, plant and equipment, at cost, are summarized as follows:

	December 31,
	2014	2013
Land	$3,211,010	$1,603,509
Power production plant	162,076,367	161,868,687
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,620,661
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	1,796,807	1,462,312
	178,275,560	176,125,378
Less: accumulated depreciation	(27,068,836)	(20,895,943)
	151,206,724	155,229,435
Construction in progress	15,652,722	6,354,503

	$166,859,446	$161,583,938

Depreciation expense charged to plant operations and administrative costs for the years ended December 31, 2014 and 2013, was $6,186,132 and $6,393,581; respectively.

Changes in Construction in Progress are summarized as follows:

	For the Year Ended December 31,
	2014	2013
Beginning balances	$6,354,503	$2,877,994
Development/construction	3,730,371	3,694,978
Grant reimbursements and rebates	(632,210)	(33,325)
Acquisition (note 16)	6,200,058	-
Transfers into production	-	(185,144)
Ending balances	$15,652,722	$6,354,503

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	December 31,
	2014	2013
Raft River, Idaho:
Unit II, power plant, substation and transmission lines	$750,493	$750,493
Unit II, well construction	2,127,547	2,121,502
	2,878,040	2,871,995
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	383,536	3,910
Unit II, well construction *	3,133,873	1,753,299
	3,517,409	1,757,209
Neal Hot Springs, Oregon:
Power plant and facilities	6,477	-

The Geysers, California (note 16):
Power plant and facilities	319,988	-
Well construction	6,139,421	-
	6,459,409	-
Crescent Valley, Nevada:
Well construction	133,058	-

El Ceibillo, Republic of Guatemala:
Well Construction	2,649,829	1,725,299
Plant and facilities	8,500	-
	2,658,329	1,725,299

	$15,652,722	$6,354,503

*- Consists of four wells at December 31, 2014. The wells represent efforts to develop a well field to be utilized for Phase II. As of the date of these financial statements, the results of the wells are not sufficient to indicate the existence of a well field that would support another power plant. Two wells are being utilized to target a potential resource area. One well is currently being utilized/flow tested by the Phase I power plant. One well has been capped and abandoned. Management is still actively pursuing the Phase II project. If the project is abandoned, the cost of the wells that have no future economic value will be removed.

NOTE 6 – INTANGIBLE ASSETS

During the quarter ended June 30, 2014, the Company acquired a group of companies that included geothermal water rights located at The Geysers in Northern California that amounted to $278,872 (see note 16 for details).

On December 12, 2014, the Company completed an acquisition of Earth Power Resources Inc. The acquisition included 26,017 acres of geothermal water rights in located in the Crescent Valley area in the State of Nevada valued at $451,608 on the acquisition date (see note 16 for details).

During the year ended December 31, 2014, the Company abandoned the Granite Creek, Nevada area and released the geothermal water and mineral rights originally purchased for $451,299.

Intangible assets, at cost, are summarized by project location as follows:

	December 31,
	2014	2013
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337

San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220

Less: accumulated amortization	(1,117,434)	(935,749)
	4,333,123	4,514,808
Inactive:
Raft River, Idaho:
Surface water rights	146,343	146,343
Geothermal water and mineral rights	1,251,540	1,251,540

Granite Creek, Nevada:
Geothermal water and mineral rights	-	451,299

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

Crescent Valley, Nevada:
Geothermal water and mineral rights (note 16)	451,608	-

The Geysers, California:
Geothermal water rights (note 16)	278,872	-

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	11,084,391	10,805,210

	$15,417,514	$15,320,018

Amortization expense was charged to plant operations for the years ended December 31, 2014 and 2013 that amounted to $181,685 and $181,685; respectively.

Estimated aggregate amortization expense for the next five years is as follows:

Projected
Amounts
Years ending December 31,
2015	$181,685
2016	181,685
2017	181,685
2018	181,685
2019	181,685

$908,425

NOTE 7 – INCOME TAXES

To produce the estimated income tax assets and liabilities, several estimates are required than include: current and future federal and State income tax rates, State apportionment factors, future earnings, the Company’s tax positions, financial elements/terms used for stock option valuation, and availability of tax credits and other benefits. Federal and State income tax law is constantly changing and is subject to inherent uncertainties due different interpretations and tax positions. Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Income taxes are recorded based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

At December 31, 2014, the Company had net deferred tax assets calculated at an expected rate, noted in the table below, of approximately $12,102,000 (December 31, 2013 - $10,435,000). As of December 31, 2013, the Company recognized the net deferred income tax asset to the extent of the impact on current book earnings. Effective December 31, 2014, Company management believes that historical, current and expected earnings are sufficient to meet the more likely than not standard to enable the Company to recognize the net deferred tax asset. As allowable under accounting standards, the Company elects to fully remove the valuation allowance as of December 31, 2014.

The Company’s significant temporary timing differences that impact deferred income tax assets and liabilities are stock compensation and book to tax depreciation. The recognition of employee stock compensation has different rules that impact both the value and the timing of recognized compensation costs. Typically, employee stock compensation costs are higher and are recognized before compensation costs are allowable for income tax purposes. The book value of the deferred stock compensation asset, related to stock options, is reduced when the options are exercised, forfeited or expire. Differences in book to tax depreciation costs, generally, result in a deferred tax liability. Allowable depreciation expenses for income tax purposes utilize shorter asset lives and are calculated using accelerated methods (i.e., MACRS). Also, the Company has both earned and acquired NOLs available to offset current and future earnings.

For financial reporting purposes the Company reports its operations as fully consolidated entity; however, for tax purposes the entities that have multiple ownership interests report their activities as separate entities. Some portions of the tax differences created by the structure of the reporting entities are limited to the consolidated Company as a whole. These differences, calculated with the estimated income tax rate are summarized as follows:

	December 31, 2014
	Consolidated	Adjustments	Net Available
Deferred tax assets:
Net operating loss carry forward	$47,696,000	$(17,096,000)	$30,600,000
Stock based compensation	1,518,000	-	1,518,000

Deferred tax liabilities:
Depreciation and amortization	(44,940,000)	23,129,000	(21,811,000)

Net deferred tax asset	$4,274,000	$6,033,000	$10,307,000

The significant components of the net deferred tax asset calculated with the estimated effective income tax rate were as follows:

	December 31,
	2014	2013
Current deferred tax assets:
Net operating loss carry forward	$1,730,000	$-
Stock based compensation	73,000	28,000

Long-term deferred tax assets:
Net operating loss carry forward	30,623,000	28,478,000
Stock based compensation	1,445,000	1,089,000

Current liabilities:
Depreciation and amortization	(1,397,000)	(4,331,000)

Long-term liabilities:
Depreciation and amortization	(20,414,000)	(14,829,000)

Net deferred income tax asset	12,060,000	10,435,000

Deferred tax asset recognized and utilized in current period	(1,753,000)	(1,578,000)

Deferred tax asset valuation allowance	-	(8,857,000)

Net deferred tax asset	$10,307,000	$-

The current portion of the deferred tax asset is based upon an estimate of the earnings for the year ended December 31, 2015.

When calculating the effective tax rate, the federal income tax rate was used in addition to the applicable State income tax rates as deductible for federal income taxes. At year end, the Company held interests in the States of Idaho, Oregon, Nevada and California. The calculation of the average State income tax rate was based upon State apportionment factors that included operating revenues, payroll costs, and property costs. The Company, also, has interests in the Republic of Guatemala; however, the income tax effect of these interests were minimal for the years ended December 31, 2014 and 2013.

The Company’s estimated effective income tax rate is as follows:

	For the Years Ended December 31,
	2014	2013

U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.7	4.2
Production tax credits	-	-
Net effective tax rate	37.7%	38.2%

At December 31, 2014, the Company had net income tax operating loss carry forwards of approximately $81,166,000 ($74,550,000 in December 31, 2013), which expire in the years 2023 through 2034. Approximately $76,837,000 of the operating losses were generated by the Company; the residual were acquired. On April 22, 2014, the Company purchased a group of companies (see note 16 for details). Federal and applicable state net operating losses that totalled approximately $30 million were included in the acquisition. These NOLs are scheduled to expire in the years ending 2028 through 2033. The use of these net operating losses is restricted by the Company’s basis and the “applicable federal rate” as defined by Section 382 of federal tax law. The estimated available net operating losses from the acquired companies were approximately $4,329,000 at December 31, 2014.

The net change in the deferred tax asset valuation allowance account is detailed as follows:

	For the Year Ended December 31,
	2014	2013

Change in net operating loss	$5,588,000	$16,258,000
Change in estimated effective tax rate	(45,000)	614,000
Net change in difference between book and tax stock compensation costs	407,000	251,000
Change in estimated deferred tax asset recognized and utilized in current period	(1,753,000)	(1,578,000)
Change in period book to income tax depreciation	(2,747,000)	(17,518,000)
Recognition of net operating loss	(10,307,000)	-

Net change in deferred tax valuation allowance	$(8,857,000)	$(1,973,000)

At December 31, 2014, Raft River Energy I LLC has a book-to-tax difference of $38.7 million due to the acceleration of intangible drilling costs and depreciation. By contract, 99% percent of this book-to-tax difference has been allocated to the non-controlling interest and would not be available to the consolidated group to offset future tax liabilities. At December 31, 2014, USG Oregon LLC has a book-to-tax difference of $57.5 million due to the acceleration of depreciation.

Accounting for Income Tax Uncertainties and Related Matters
The Company may be assessed penalties and interest related to the underpayment of income taxes. Such assessments would be treated as a provision of income tax expense on the financial statements. For the years ended December 31, 2014 and 2013, and the nine months ended December 31, 2012, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho, California and Oregon. These filings are subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the year ended December 31, 2014 and 2013, and the nine months ended December 31, 2012. No filings are currently under examination. No adjustments due to tax uncertainties have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. Generally Accepted Accounting Principles.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Effective May 10, 2012, the Company entered into two capital lease obligations for the purchase of a boom lift and a telehandler from Caterpillar Financial Services Corporation. The boom lift contract is payable in 36 monthly payments of $1,094 that began on June 11, 2012 and has an effective annual interest rate of 5.985% . The telehandler contract is payable in 36 monthly payments of $3,155 that began on June 11, 2012 and has an effective annual interest rate of 6.14% . Both contracts with Caterpillar Financial Services Corporation have bargain purchase options at the end of the contracts scheduled for May 2015. The scheduled future lease payments for the two contracts for the year ended December 31, 2015 total $21,249. At December 31, 2014, all of the lease obligations of $20,921 (less imputed interest of $328) were current. At December 31, 2014, the net book value of the equipment under capital lease amounted to $34,755 ($155,000, less $120,245 accumulated amortization).

NOTE 9 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). The U.S. Treasury’s Federal Financing Bank, as lender for the Project, issues payments direct to vendors. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. The loan advances began August 31, 2011 and the last advance was taken on July 31, 2013. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. On August 12, 2013, proceeds of the ITC cash grant were distributed in accordance with the loan agreement, with $11,870,137 of the proceeds being used to prepay the Project loan, $11,167,473 of proceeds being used to fund a series of Project reserves, and balance of $9,711,930 being distributed as equity to the project owners. After the loan prepayment, the remaining final loan balance was $70,386,576. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments are scheduled to start at $1,709,963 and are expected to be reduced to $1,626,251 on February 10, 2017. The loan balance at December 31, 2014 totaled $66,974,610 (estimated current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through December 31, 2014	(16,083,355)

Loan balance at December 31, 2014	$66,974,610

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 10.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013 and is scheduled to be repaid by September 2018. The loan balance at December 31, 2014 totaled $1,487,266 (estimated current portion $390,051).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At December 31, 2014, the balance of the loan was $30,182,333 (estimated current portion $471,091).

Auto Loans
On August 21, 2014, the Company’s wholly owned subsidiaries (U.S. Geothermal Services, LLC, USG Nevada LLC and Raft River Energy I, Inc.) purchased three trucks with down payments that totaled $47,000 and three separate loan agreements with Chrysler Capital. The loans require total monthly payments of $1,257, including interest at an average rate of 7.9% per annum until September 2020. The notes are secured by the vehicles. At December 31, 2014, the loan balances totaled $68,412 (estimated current portion $9,919).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
December 31,	Payments
2015	$4,336,271
2016	4,422,738
2017	4,344,834
2018	4,093,067
2019	3,962,127
Thereafter	77,553,585

$98,712,622

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On December 12, 2014, the Company issued 692,769 shares of common stock to the shareholders of acquired company (Earth Power Resources Inc. – “EPR”). Under the terms of the Acquisition agreement, 50% of the issued shares will be held in reserve by the Company to cover potential undisclosed liabilities against EPR. The remaining non-reserved shares will be delivered to EPR shareholders upon surrender of their EPR share certificates. Trading of the non-reserve shares will be restricted for six months under SEC Rule 144. See note 16 for acquisition details.

On September 3, 2014, the Company issued 2,459,460 shares of common stock to an investor exercising stock purchase warrants at a price of $0.50 per share.

On April 2, 2014, the Company issued 559,122 shares of common stock (restricted shares) at a price of $0.74 per share to employees. The shares vest on April 2, 2015 and will be priced (currently $0.46 a share) at the date of vesting.

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

NOTE 11 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2014, the Company can issue stock option grants totaling up to 16,052,704 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options. At December 31, 2014, the Company had 11,808,500 options granted and outstanding.

During the quarter ended December 31, 2014, 40,000 stock options exercisable at the price of $0.74 issued to an employee were forfeited due to termination of employment.

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

On April 19, 2013, the Company granted 1,250,000 stock options to employees exercisable at a price of $0.35 until April 19, 2023.

The following table reflects the summary of stock options outstanding at December 31, 2012 and changes for the years ended December 31, 2013 and 2014:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, December 31, 2012	10,239,625	$0.91	$0.55	$5,606,309
Forfeited/Expired	(1,566,375)	2.18	1.20	(1,872,094)
Exercised	-	-	-	-
Granted	3,215,000	0.42	0.25	808,500
Balance outstanding, December 31, 2013	11,888,250	0.61	0.38	4,542,715
Forfeited/Expired	(1,886,250)	0.53	0.26	(1,251,738)
Exercised	(1,077,000)	0.32	0.16	(171,134)
Granted	2,883,500	0.74	0.40	1,153,400
Balance outstanding, December 31, 2014	11,808,500	$0.62	$0.36	$4,273,243

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

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Year Ended December 31,
	2014	2013
Dividend yield	0	0
Expected volatility	81-100%	71-81%
Risk free interest rate	0.69-0.82%	0.27-0.82%
Expected life (years)	2.94	4.63

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2014:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$0.86	1,300,000	0.70	1,300,000	$752,207
0.83	2,540,000	1.43	2,540,000	1,244,600
0.60	100,000	1.70	100,000	36,072
0.31	1,865,000	2.65	1,865,000	290,128
0.46	1,895,000	3.56	1,421,250	345,222
0.41	15,000	3.67	11,250	2,259
0.35	1,250,000	8.30	1,250,000	338,000
0.74	2,843,500	4.25	1,421,750	574,464
$0.62	11,808,500	3.52	9,909,250	$3,582,952

The following table summarizes information about the stock options outstanding at December 31, 2013:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$0.92	1,698,250	0.40	1,698,250	$1,200,208
1.58	68,000	0.73	68,000	26,435
0.86	1,300,000	1.70	1,300,000	752,207
0.83	2,590,000	2.43	2,590,000	1,269,100
0.60	100,000	2.70	100,000	36,072
0.31	2,917,000	3.65	2,187,750	340,332
0.46	1,950,000	4.56	487,500	118,414
0.41	15,000	4.67	3,750	753
0.35	1,250,000	9.30	625,000	169,000
$0.61	11,888,250	3.43	9,060,250	$3,912,521

A summary of the status of the Company’s nonvested stock options outstanding at December 31, 2012 and changes during the years ended December 31, 2013 and 2014 are presented as follows:

		Weighted	Weighted
		Average Grant	Average
	Number of	Date Fair Value	Grant Date
	Options	Per Share	Fair Value

Nonvested, December 31, 2012	2,212,750	$0.31	$0.16

Granted	3,215,000	0.42	0.25
Vested	(2,599,750)	0.35	0.23
Forfeited/Expired	-	-	-
Nonvested, December 31, 2013	2,828,000	0.39	0.23

Granted	2,132,625	0.74	0.40
Vested	(3,031,375)	0.38	0.19
Forfeited/Expired	(30,000)	0.46	0.24
Nonvested, December 31, 2014	1,899,250	$0.65	$0.36

As of December 31, 2014, there was $433,322 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested at December 31, 2014 and December 31, 2013 was $1,115,391 and $683,143, respectively.

Stock Compensation Plan (Restricted Shares)

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, which were distributed at the end of a one-year vesting period. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares were issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000 and the recognized cost through December 31, 2014 was $31,208.

On April 2, 2014, the Company issued 559,122 shares of Company stock at a price of $0.46 that fully vest on April 2, 2015 to its employees and directors. The total estimated fair value is $257,196 and the recognized cost through December 31, 2014 was $192,897.

Stock Purchase Warrants

At December 31, 2014, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
September 16, 2015	246,285	$1.25	4,104,757	$1.25
May 23, 2017	255,721	0.44	-	-
December 21, 2017	-	-	3,310,812	0.50

On September 3, 2014, share purchase warrants that totaled 2,459,460 were exercised by an investor at the warrant exercise price of $0.50.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as of December 31, 2014 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,515,067	$30,515,067	$-	$-

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

NOTE 13 - RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013 the amounts of $5,195 and $3,089; respectively, were payable to the officers of the Company for routine expense reimbursement. These amounts are unsecured and due on demand.

The Company paid directors’ fees for the years ended December 31, 2014 and 2013 totalled $115,300 and $99,000; respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Neal Hot Springs, Oregon; Washoe County, Nevada; Eureka County, Nevada; The Geysers, California; Raft River, Idaho and the Republic of Guatemala. The Company incurred total lease expenses for the years ended December 31, 2014 and 2013, of $579,815 and $286,923; respectively. The Company believes that it is in compliance with all of the following lease terms.

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

Granite Creek
The Company has three geothermal lease contracts with the BLM for the Granite Creek properties. The lease contracts are for approximately 2,443.7 acres of land and geothermal water rights located in North Western Nevada. The lease contracts have primary terms of 10 years. Per federal regulations applicable for the contracts, the lessee has the option to extend the primary lease term another 40 years if the BLM does not need the land for any other purpose and the lessee is maintaining production at commercial quantities. The leases state annual lease payments of $2,444, not including processing fees, and expire October 2017. During the quarter ended December 31, 2014, management terminated the Granite Creek project and will relinquish its lease contracts and the accompanying rights to the area. The carrying value of the contracts of $451,299 has been eliminated from the financial statements.

Raft River Energy I LLC
The Company has entered into several lease contracts for approximately 1,298 acres of land and geothermal water rights located in the Raft River area located in Southern Idaho. The contracts have stated terms that range from 5 to 30 years with expiration dates that range from May 2015 to December 2034. The annual contracted lease payments are scheduled to total $44,450 for the year ended December 31, 2015.

Other Lease Agreements

Neal Hot Springs, Oregon
The Company holds 3 lease contracts for approximately 7,429 acres of geothermal water rights located in the Neal Hot Springs area near Vale, Oregon. The contracts have stated terms of 10 years with expiration dates that range from May 2015 to November 2019. The two major contracts are royalty based. One of the agreements defines a royalty rate based upon 3% of the gross proceeds for the first 5 years of commercial production, 4% of gross proceeds for the next 10 years, and 5% of the gross proceeds thereafter. The second agreement defines a royalty rate based upon 2% of the actual revenue for the first 10 years of commercial production and 3% thereafter. As of January 2013, USG Oregon LLC began paying monthly royalties under both royalty based contracts based on electricity delivery under the Idaho Power Purchase Agreement.

The Geysers, California
On April 22, 2014, the Company acquired companies that held five significant lease contracts for approximately 3,809 acres (6.0 square miles) of land and geothermal water rights in The Geysers area located in Northern California. The contracts have stated expiration dates, expiring from February 2017 to October 2019. The remaining contracts renew indefinitely with payments made within contracted terms (held by payment). The annual contracted lease payments are scheduled to total $274,000 for the year ended December 31, 2015.

Crescent Valley, Nevada
On December 12, 2014, the Company acquired Earth Power Resources Inc. that holds 63 lease contracts for approximately 26,017 acres located in the central area of the State of Nevada. The contracts have stated terms of 10 to 40 years with expiration dates that range from February 2015 to June 2054. The annual contracted lease payments are scheduled to total $70,898 for the year ended December 31, 2015.

Office Lease

Park Center Boulevard
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that began February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the year ended December 31, 2014, the office lease costs totaled $115,830.

Tyrell Lane
Under the contract, the lease payments were due in monthly installments of $6,535. The contract ended January 31, 2014. The total office lease costs incurred under the contract and the prior contract for year ended December 31, 2013 totaled $78,423.

Contracted Lease Obligation Schedule

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years:

Year Ending
December 31,	Amount

2015	$899,579
2016	930,463
2017	900,124
2018	865,753
2019	742,547
Thereafter	13,273,471

Power Purchase Agreements

Raft River Energy I LLC
The Company signed a power purchase agreement with Idaho Power Company for the sale of power generated from its joint venture Raft River Energy I LLC. The Company also signed a transmission agreement with Bonneville Power Administration for transmission of electricity from this plant to Idaho Power. These agreements will govern the operational revenues for the initial phases of the Company’s operating activities. The contract allows power sales up to 13 megawatts annual average. The price of energy sold under the Idaho Power PPA is split into three seasons: power produced during the peak periods of July, August, November and December will be purchased at 120% of the set price; power produced in the three month low demand season (March, April, May) will be purchased at 73.50% of the set price; and power produced in the remaining five months of the year will be purchased at 100% of the set price. The PPA sets a first year average purchase price of $53.60 per megawatt hour. The $53.60 purchase price is escalated each year at a compound annual rate of 2.1% until year 15. From years 16 to 25 of the contract the escalation rate will drop to 0.6% per year.

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of December 31, 2014, the Company has funded a security deposit of $1,468,898.

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

Asset Retirement Obligations (“AROs”)

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $800,000. Obligations related to decommissioning four existing wells were estimated to total $600,000. These obligations are based upon the expected future value of the remedy or settlement and the values have not been calculated at discounted rates. At December 31, 2014, the Company has not considered it necessary to specifically fund these obligations. Since management is still evaluating the development plan for this project that could eliminate or significantly reduce these obligations, no charges directly associated the asset retirement obligations have been charged to operations. All of the obligations are considered to be long-term at December 31, 2014.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of December 31, 2014, no retirement obligations have been recognized.

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. Subsequent to June 30, 2013, the Company began matching 50% of the employee’s contribution up to 6%. Prior to June 30, 2013, the plan required the Company to match 25% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $97,785 and $60,425 for the years ended December 31, 2014 and 2013, respectively.

NOTE 15 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	December 31,
	2014	2013

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$230,539	$404,352
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,818,443	35,926,826
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	21,348,110	21,824,302
	$46,397,092	$58,155,480

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the first three quarters of the current year, contributions were made to Gerlach by the Company and GGE that totaled $11,040 and $7,360; respectively. These contributions maintained the existing ownership interests of the two partners in Gerlach. During the fourth quarter of the current year, the Company contributed $400,000 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.65%, and increased the Company’s interest to 67.35% as of December 31, 2014.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the year ended December 31, 2014, distributions were made to the Company and Enbridge that totaled $12,388,606 and $15,024,334; respectively.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. Based upon the financial conditions applicable to the loan, RREI did not make any payments during the year ended December 31, 2012. As of December 31, 2012, the loan balance amounted to $2,136,150. During the years ended December 31, 2014 and 2013, RREI made principal payments on the loan of $1,003,833 and $755,288; respectively. The balance of the loan at December 31, 2014 and 2013 was $377,029 and $1,380,862; respectively. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 16 – ACQUISITIONS

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

Acquisition Costs
Assets:
Restricted cash, short term well bond	$100,000
Land	1,603,516
Geothermal water rights	278,872
Construction in progress:
Wells and casing	6,139,420
Plant and facilities	60,637
8,182,445
Liabilities:
Asset retirement obligations	(1,400,000)
Net acquisition cost	$6,782,445

Earth Power Resources Inc. (“EPR”)
On October 16, 2014, the Company signed an Agreement and Plan of Merger with EPR. The transaction was approved by EPR shareholder approval on November 18, 2014. The Acquisition was completed on December 12, 2014. Under the terms of the Agreement, the EPR shareholders received a total of 692,769 shares of U.S. Geothermal Inc. common shares and $42,934 in cash in exchange for all outstanding shares of EPR stock. Under the terms of the Acquisition agreement, 50% of the issued shares will be held in reserve by the Company to cover potential undisclosed liabilities against EPR. The remaining non-reserved shares will be delivered to EPR shareholders upon surrender of their EPR share certificates. Trading of the non-reserve shares will be restricted for 6 months under SEC Rule 144. Acquired assets include geothermal leases covering 26,017 acres in the State of Nevada representing three potential projects. A loan of $100,000 was made from the Company to EPR to fund operating costs that were due prior to the acquisition. The loan accrues interest at a rate of 7.0% per annum and is due on December 11, 2019.

The total acquisition cost was allocated as follows:

Acquisition Costs
Assets:
Restricted cash, bond	$10,000
Geothermal water rights	451,608
461,608
Liability:
Note payable, intercompany	(100,000)
Net acquisition cost	$361,608

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through March 16, 2015, which is considered to be the issuance date. No events were identified for disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934 as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013). Based on its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dennis J. Gilles: Age 56, serves as the Chief Executive Officer and a director of the Company. Mr. Gilles also currently serves as a Director and Executive Board Officer of the Geothermal Resource Council. Mr. Gilles is a senior executive with 30 years of experience in the management, operations, maintenance, engineering, construction and administration of power and petrochemical plants and their related facilities. Mr. Gilles’ primary activities have included the identification, evaluation and acquisition of existing renewable projects or portfolios, as well as heading development of new green-field opportunities. As Senior Vice President of Calpine Corporation, Mr. Gilles managed the Company’s geothermal portfolio of 750 megawatts at the Geysers geothermal field where he was instrumental in consolidating the majority of the ownership interests into a single entity. Mr. Gilles was part of the expansion and growth of Calpine Corporation from the very first megawatt to what is now the largest independent power producer in the United States. Mr. Gilles holds a Masters of Business Administration and a Bachelor of Science in Mechanical Engineering. Mr. Gilles’ qualifications to serve as a director of the Company include his over 30 years of experience in the natural resource industry and his many years of senior management and director experience.

Douglas J. Glaspey: Age 62, is the co-founder, President and Chief Operating Officer and a director of the Company. He has served as a director of the Company since March 2000, President of the Company since September 2011, and Chief Operating Officer of the Company since December 2003. Mr. Glaspey served from March 2000 until December 2004 as the President and Chief Executive Officer for the TSX Venture Exchange (“TSX-V”) listed U.S. Cobalt Inc. until the acquisition of Geo-Idaho in December 2003. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition of Geo-Idaho in December 2003. During his career in the mining industry, he has held operating positions with ASARCO, Earth Resources Company, Asamera Minerals, Atlanta Gold Corporation and Twin Gold Corporation. Mr. Glaspey has 35 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes public company financing and administration, production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation. He is currently a director of TSX-V listed Thunder Mountain Gold, Inc., which is also quoted on the OTC Bulletin Board. Mr. Glaspey’s qualifications to serve as a director of the Company include his over 35 years of experience in the natural resource industry and his many years of senior management and director experience.

Kerry D. Hawkley: Age 61, serves as the Chief Financial Officer and Corporate Secretary of the Company. He has served as the Company’s controller since July 2003, and became CFO as of January 1, 2005. From July 2003 to December 2004, he also provided consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 35 years of experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Paul Larkin: Age 64, serves as a director of the Company, a position he has held since March 2000. He served as Secretary of the Company from March 2000 until December 2003, and has served as Chairman of the Audit Committee from 2003 to present. He also served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until its acquisition in December 2003. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and a director and officer of various TSX-V listed companies. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX-V: Esrey Energy Ltd., Condor Resources Ltd., Tyner Resources Ltd. Gstaad Capital Corp., and Westbridge Energy Corp. Mr. Larkin’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in corporate finance, merchant banking and administrative management of public companies.

Dr. Leland “Roy” Mink: Age 74, serves as a director of the Company, a position he has held since November 2006. Dr. Mink holds a PhD in Geology from the University of Idaho and is currently self-employed as President of Mink GeoHydro Inc conducting consulting activities in hydrogeology and geothermal resource evaluations. He served as Program Director for the Geothermal Technologies Program at the U.S. Department of Energy (DOE) from February 2003 to October 2006. Prior to working for the DOE, Dr. Mink was the Vice President of Exploration for the Company from June 2002 to February 2003. He has also worked for Morrison-Knudsen Corporation, Idaho Bureau of Mines and Geology and Idaho Water Resources Research Institute. Dr. Mink serves on the Geothermal Resources Board of Directors and is a member of the Geothermal Energy Association. His qualifications to serve as a director of the Company include his many years of senior leadership and management experience in the geothermal energy industry.

John H. Walker: Age 66, is a director and the Chairman of the Board of Directors of the Company. He has held that position since December 2003. He is also a Managing Director of Kensington Capital Partners Ltd and a National Director of Trout Unlimited Canada. Mr. Walker has a 38 year history in urban planning, energy security and power plant development in Ontario and internationally as well as experience on both public and private sector boards. Mr. Walker was a founding director of the Greater Toronto Airports Authority in 1992 and chaired the first Planning and Development Committee of the Board which provided oversight in the construction of CDN$4.4 billion terminal complex at Toronto Pearson Airport completed in 2004. He was instrumental in the development of an 117 megawatt cogeneration power plant at Toronto Pearson Airport which commenced operations in 2005. Additionally, he was a founding Director of the Borealis Infrastructure Fund which is now owned by Ontario Municipal Employee Retirement System (OMERS). Mr. Walker has worked in the financial services community as an investment banker with Loewen Ondaatje McCutcheon and has served on the Board of Directors of Sheridan College Institute of Technology and Advanced Learning. His background includes 10 years at Ontario Hydro where he was responsible for site selection, alternative energy and international market development. Mr. Walker has also acted as a senior advisor to Falconbridge on the Koniambo project, a CDN$3 billion nickel smelter, mine, power plant and port project in New Caledonia. Mr. Walker advises corporations on matters related to infrastructure and energy development and acts as a developer of power plants. Mr. Walker is a Registered Professional Planner in the Province of Ontario and a member of the Canadian Institute of Planners. Mr. Walker has a BSc. from Springfield College and a Masters of Environmental Studies (Urban and Regional Planning) from York University. Mr. Walker’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in international business development.

Jonathan Zurkoff: Age 59, serves as the Treasurer and Executive Vice President of the Company, a position he has held since September 2011. From January 2009 to May 2009, Mr. Zurkoff served as a financial consultant to the Company. He then served as the Vice President Finance of the Company from June 2009 until September 2011. Mr. Zurkoff served as CFO of Tamarack Resorts from 2004 to 2008. Mr. Zurkoff has over 25 years of experience in engineering, construction, and all phases of project development with an emphasis on project and corporate finance. Mr. Zurkoff holds a Masters of Business Administration, a Masters of Science in Groundwater Hydrology, and a Bachelor of Science in Geology. Mr. Zurkoff has held positions in Tamarack Resort (CFO), Process Technologies (CFO & COO), and Morrison Knudsen Corporation (now URS).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Executive officers, directors and greater than 10% shareholders are required to furnish us with copies of these reports. Based solely on our review of the Section 16(a) reports furnished to us with respect to the year ended December 31, 2014 and written representations from our executive officers, directors and greater than 10% shareholders, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were satisfied.

Code of Ethics

Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at http://www.usgeothermal.com by clicking on “About Us” and then “Code of Ethics”. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info@usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location on our website. No waivers were granted during the year ended December 31, 2014. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE MKT listing rules.

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

Generally, the Compensation and Benefits Committee grants stock options to all employees, including executive officers, for motivation and retention purposes annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and typically with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically occurs during the second fiscal quarter. The options typically vest 25% on the date of grant, and another 25% each six months thereafter. During the fiscal year ended December 31, 2014, stock option grants to executive officers represented approximately 52% of the total stock option grants to all employees. During the year ended December 31, 2014, stock option grants to executive officers represented approximately 25% of the total stock option grants to all employees. We do not have a formal procedure for determining factors to consider when making grants. The committee uses an informal review of similar sized companies engaged in natural resource development to assist in determining the appropriate levels of stock option.

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

The Company has agreed to pay to Mr. Gilles an annual base salary of $375,000, which increased to $410,000 on April 19, 2014 and will remain in place as a minimum annual base salary during all successive periods under the employment agreement. In addition, Mr. Gilles received a signing bonus of $100,000 payable in the Company’s common stock and cash to cover the tax impact of the stock bonus. Mr. Gilles was also granted 300,000 restricted shares of the Company’s common stock, and a non-qualified stock option to acquire a total of 1,250,000 shares of the Company’s common stock at a price of $0.35 per share with a term of 10 years. Until the earlier of expiration or termination of the employment agreement, the Company has agreed to provide Mr. Gilles, at the Company’s expense, a $1,000,000 life insurance policy that names the Gilles Family Trust as the beneficiary in the event of the death of Mr. Gilles. Mr. Gilles will be eligible to earn annual bonuses with the target amount being 100% of his annual base salary payable in a combination of cash and restricted shares of the Company’s common stock, provided that no more than one-half of the annual bonus will be paid in the form of restricted shares. The actual bonus amount will be subject to the discretion of the Company’s board of directors and its Compensation and Benefits Committee. On April 18, 2014, Mr. Gilles was granted 400,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.74, a cash bonus of $150,000 and 325,000 shares of restricted stock with a one-year vesting period. On subsequent annual anniversaries, Mr. Gilles will be eligible to receive stock option awards at a similar level with the actual amount determined by the Company’s board of directors. Mr. Gilles and his immediate family will be eligible to participate in the Company’s employee health insurance, dental insurance, retirement plan 401(k) and any other employee benefit plans in accordance with the terms and conditions of such plans. Mr. Gilles will be entitled to five weeks of vacation within each 12-month period under the employment agreement. Subject to certain limitations and conditions, the Company will also reimburse Mr. Gilles for all reasonable expenses incurred in connection with his employment and the cost of travel between the Company’s office in Boise, Idaho and his home. In addition, Mr. Gilles has received cost reimbursement for a single relocation for costs of $34,260.

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

The Company has agreed to pay to Mr. Glaspey compensation of $220,000 per annum, to grant to Mr. Glaspey cash or stock bonus and/or stock options in such amount and under such conditions as may be determined by the Company’s board of directors, to provide to Mr. Glaspey (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company, to provide to Mr. Glaspey reasonable life insurance and accidental death coverage (with the proceeds payable to Mr. Glaspey’s estate or specified family member), and to provide to Mr. Glaspey such 401(k) retirement benefit as is available to other employees of the Company. In addition, the Company will reimburse Mr. Glaspey for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Glaspey is entitled to a paid vacation of five weeks within each 12 month period under the terms of the employment agreement.

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

The Company has agreed to pay to Mr. Hawkley compensation of $175,000 per annum, to grant to Mr. Hawkley cash or stock bonus and/or stock options in such amount and under such conditions as may be determined by the Company’s board of directors, to provide to Mr. Hawkley (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company, and to provide to Mr. Hawkley such 401(k) retirement benefit as is available to other employees of the Company. This salary may be adjusted annually on the anniversary date of the employment agreement and is currently $179,375 per annum. In addition, the Company will reimburse Mr. Hawkley for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Hawkley is entitled to a paid vacation of five weeks within each 12 month period under the terms of the employment agreement.

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

Zurkoff Employment Agreement
The Company has entered into an amendment to the employment agreement with Jonathan Zurkoff as the Company’s Executive Vice President, Finance. The employment agreement, as twice amended, is effective December 31, 2010, and will remain in effect until March 31, 2015 unless earlier terminated in accordance with its terms.

The Company has agreed to pay to Mr. Zurkoff compensation of $160,000 per annum pursuant to the employment agreement. This salary may be adjusted annually on the anniversary date of the employment agreement and is currently $192,000 per annum. The Company has also agreed to provide to Mr. Zurkoff such 401(k) retirement benefit as is available to other employees of the Company, and to provide to Mr. Zurkoff (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company. In addition, the Company will reimburse Mr. Zurkoff for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Zurkoff is entitled to a paid vacation of 20 days within each 12 month period under the terms of the employment agreement.

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

Name and principal position(s)	Year Ended	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	All other compensation (4) ($)	Total ($)

Dennis J. Gilles, Chief Executive Officer (effective 4/19/13)	12/31/13	261,250	142,811	442,978	34,303	881,342
	12/31/14	399,500	150,000	167,378	108,406	825,284

Daniel J. Kunz, Former Chief Executive Officer (retired effective 4/19/13)	12/31/13	94,726	0	0	0	94,726
	12/31/14	0	0	0	0	0

Douglas J. Glaspey, President and Chief Operating Officer	12/31/13	215,000	10,000	39,245	1,035	262,280
	12/31/14	220,000	22,000	92,058	1,035	335,093

Kerry D. Hawkley, Chief Financial Officer	12/31/13	163,000	10,000	32,704	0	205,704
	12/31/14	178,282	17,500	73,228	0	269,010
Jonathan Zurkoff, Treasurer and Executive Vice President
	12/31/13	192,000	27,000	30,364	0	249,364
	12/31/14	192,000	20,000	69,729	0	281,729

(1)	Dollar value of base salary (cash and non-cash) earned by the Named Executive Officer during the fiscal year.

(2)	Dollar value of bonus (cash and non-cash) earned by the Named Executive Officer during the fiscal year. Bonuses are eligible to all employees and submitted and approved by the Board annually.

(3)	Stock options and restricted stock are valued at the grant date in accordance with FASB ASC Topic 718.

(4)	Other compensation consists of all other compensation not disclosed in another category.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised stock options, unvested restricted stock, and other equity incentive plan awards held at the year ended December 31, 2014 by our Named Executive Officers.

		Option Awards			Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market Value of
	Underlying	Underlying			Shares or Units	Shares or Units of
	Unexercised	Unexercised	Option	Option	of Stock That Stock	That Have
	Options	Options (1)	Exercise Price	Expiration	Have Not Vested	Not Vested
Name	(#) Exercisable	(#) Unexercisable	($)	Date	(#)	($)
Douglas J. Glaspey	100,000	0	0.86	9/10/15	0	0
Kerry D. Hawkley	50,000	0	0.86	9/10/15	0	0
Jonathan Zurkoff	145,000	0	0.86	9/10/15	0	0
Dennis J. Gilles	100,000	0	0.60	9/12/16	0	0
Douglas J. Glaspey	165,000	0	0.83	6/13/16	0	0
Kerry D. Hawkley	95,000	0	0.83	6/13/16	0	0
Jonathan Zurkoff	146,000	0	0.83	6/13/16	0	0
Dennis J. Gilles	100,000	0	0.31	8/24/17	0	0
Douglas J. Glaspey	190,000	0	0.31	8/24/17	0	0
Kerry D. Hawkley	150,000	0	0.31	8/24/17	0	0
Jonathan Zurkoff	150,000	0	0.31	8/24/17	0	0
Dennis J. Gilles	1,250,000	0	0.35	4/19/23	0	0
Douglas J. Glaspey	112,500	37,500	0.46	7/22/18	0	0
Kerry D. Hawkley	93,750	31,250	0.46	7/22/18	0	0
Jonathan Zurkoff	93,750	31,250	0.46	7/22/18	0	0
Dennis J. Gilles	200,000	200,000	0.74	4/2/19	325,000	149,500
Douglas J. Glaspey	110,000	110,000	0.74	4/2/19	29,730	13,676
Kerry D. Hawkley	87,500	87,500	0.74	4/2/19	23,649	10,879
Jonathan Zurkoff	87,500	87,500	0.74	4/2/19	27,027	12,432

(1)The $0.74 options unexercisable at December 31, 2014 will fully vest on October 2, 2015.
The $0.46 options unexercisable at December 31, 2013 fully vested on January 22, 2015.

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

Potential Payments Upon Change-in-Control. We have entered into employment agreements with Messrs. Gilles, Glaspey, Hawkley and Zurkoff which provide for change-in-control payments.

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

Director Compensation

The following table summarizes the compensation paid to our directors during the year ended December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compens- ation ($)	Nonqualified deferred compensa- tion earnings ($)	All other compensa- tion ($)	Total ($)
John H. Walker	44,700	0	41,844	0	0	0	86,544

Paul A. Larkin	45,500	0	41,844	0	0	0	87,344

Leland L. Mink	37,600	0	41,844	0	0	0	79,444

(1)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.

Directors who are not otherwise remunerated per an employment agreement are paid $7,500 per quarter, $1,500 per face-to-face meetings, $400 per telephone meetings, $2,500-$5,000 per annum as committee heads, and are eligible to receive awards under our equity compensation plans. Directors who are also officers do not receive any compensation for serving in the capacity of director. However, all directors are reimbursed for their out-of-pocket expenses in attending meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,808,500	$0.62	4,244,204
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	11,808,500	$0.62	4,244,204

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of March 6, 2015 by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock. The percentage of beneficial ownership is based on 107,063,029 shares of the Company’s common stock outstanding as of March 6, 2015.

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial	Percent of
	Ownership	Class
Sprott Inc.
200 Bay Street, Suite 2700, PO Box 27
Toronto, ON, Canada M5J 2J1	5,911,281 (1)	5.52%

(1)

As of December 31, 2014, based on information set forth in a Schedule 13G/A filed with the SEC on January 12, 2015 by Sprott Inc., which has sole voting and dispositive power over 5,911,281 shares of the Company’s common stock.

Security Ownership of Management

Our executive officers and directors are encouraged to own our common stock to further align their interests with our shareholders’ interests. The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of December 31, 2014, by each of our directors, Named Executive Officers and directors and executive officers as a group. The percentage of beneficial ownership is based on 107,063,029 shares of the Company’s common stock outstanding as of March 6, 2015.

Amount and
Nature
Name of Beneficial Owner	of Beneficial	Percent of
	Ownership	Class
Dennis J. Gilles	2,502,778 (1)	2.34%
Douglas J. Glaspey	1,322,187 (2)	1.24%
Kerry D. Hawkley	574,899 (3)	*
Paul A. Larkin	664,825 (4)	*
Leland L. Mink	438,378 (5)	*
John H. Walker	441,657 (6)	*
Jonathan Zurkoff	744,277 (7)	*

All directors and executive officers as a group (7 persons)	6,689,001 (8)	6.25%

*	Less than 1% of the Company’s outstanding common stock

(1)	Includes 1,650,000 options exercisable within 60 days of March 6, 2015.
(2)	Includes 677,500 options exercisable within 60 days of March 6, 2015.
(3)	Includes 426,250 options exercisable within 60 days of March 6, 2015.
(4)	Includes 360,000 options exercisable within 60 days of March 6, 2015.
(5)	Includes 360,000 options exercisable within 60 days of March 6, 2015.
(6)	Includes 360,000 options exercisable within 60 days of March 6, 2015.
(7)	Includes 622,250 options exercisable within 60 days of March 6, 2015.
(8)	Includes 4,456,000 options exercisable within 60 days of March 6, 2015.

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

Director Independence

The Board is currently composed of six directors: Dennis J. Gilles, Douglas J. Glaspey, Paul A. Larkin, Leland L. Mink and John H. Walker. A majority of the Board, made up of Mr. Gilles, Mr. Larkin, Dr. Mink and Mr. Walker, satisfy the applicable independence requirements of the NYSE MKT. Mr. Gilles, and Mr. Glaspey do not satisfy such independence requirements based on their employment as executive officers of the Company. The Board has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Each of the Board’s committees is composed only of directors that satisfy the applicable independence requirements of the NYSE MKT.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by MartinelliMick PLLC for the years ended December 31, 2014, and 2013 for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, were $200,000 and $138,202; respectively.

Audit-Related Fees

The aggregate fees billed to the Company by MartinelliMick PLLC for the year December 31, 2013, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above, was $97,702. No fees were specified for this area for the year ended December 31, 2014. The fees billed to the Company for the financial statement audits of the Company’s two subsidiaries USG Oregon LLC and USG Nevada LLC for the years ended December 31, 2014 and 2013 were $47,943 and $32,701; respectively. MartinelliMick PLLC billed the Company fees for audit and review services related to the submission of the application for the ITC cash grant for the year ended December 31, 2013 that amounted $20,000. No ITC cash grant audit and review services were performed during the year ended December 31, 2014.

The fees billed to the Company by MartinelliMick, PLLC for the year ended March 31, 2013, for assurance and related services related to the submitted an application to Oregon Department of Energy for a Business Energy Tax Credit (“BETC”) for qualified construction purchases and are not reported under “Audit Fees” above, was $18,500. No BETC tax credit fees review services were performed during the year ended December 31, 2014.

The aggregate fees billed to the Company by Hein & Associates LLP for the years ended December 31, 2014 and 2013, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above, were $97,365 and $80,171; respectively. The services comprising such fees related to compliance with the Sarbanes Oxley Act of 2002. Since the Company does not employ an internal audit staff, Hein & Associates LLP performed the internal audit function for verification of compliance with internal controls and procedures.

Tax Fees

The aggregate fees billed to the Company by Hein & Associates LLP for the years ended December 31, 2014 and 2013, for professional services rendered for tax compliance, tax advice, and tax planning were $56,630 and $31,415; respectively. The services comprising such fees related to tax compliance, including the preparation of and assistance with federal, state and local income tax returns, foreign and other tax compliance. MartinelliMick PLLC did not render any professional services relating to tax compliance, tax advice, or tax planning during the years ended December 31, 2014 and 2013.

All Other Fees

The Company was not billed by MartinelliMick PLLC LLP for any other services during years ended December 31, 2014 and 2013. Hein & Associates provided other consulting services for the year ended December 31, 2013 that amounted to $9,190.

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

All of the services provided by our independent auditor for the years ended December 31, 2014 and 2013, including services related to the Audit-Related Fees and Tax Fees described above, were approved by the Audit Committee under its pre-approval policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.      Consolidated Financial Statements.
         See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
2.      Exhibits. See below.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation of U.S. Geothermal Inc., as amended.
3.2	Certificate of Domestication of Non-U.S. Corporation (Incorporated by reference to exhibit 3.2 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
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

10.28

Geothermal Lease and Agreement dated August 1, 2007, between Bureau of Land Management and U.S. Geothermal Inc. (Incorporated by reference as exhibit 10.34 to the registrant’s Form S-1 as filed on March 26, 2010) Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc.,

10.29

Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc., and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference as exhibit 99.1 to the registrant’s Form 8-K current report as filed on April 7, 2008)

10.30

Water Rights Purchase Agreement Michael B. Stewart and U.S. Geothermal Inc. dated March 31, 2008 (Incorporated by reference as exhibit 99.2 to the registrants Form 8-K current report as filed on April 7, 2008).

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
10.40

Loan Guarantee Agreement dated as of February 23, 2011, among USG Oregon LLC, U.S. Department of Energy, and PNC Bank N.A. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on August 31, 2011)

10.41

Equity Pledge Agreement dated as of February 23, 2011, among Oregon USG Holdings LLC, USG Oregon LLC, and PNC Bank, N.A. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on August 31, 2011)

f
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

10.46	Amendment No. 1 to the Purchase Agreement with Lincoln Park Capital Fund, LLC, dated December 21, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012)
10.47	Form of Subscription Agreement used in December 2012 registered offering (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012)
13.1	Audited Consolidated Financial Statements of U.S. Geothermal Inc. as of March 31, 2014.
21.1	Subsidiaries of the Registrant
23.1	Consent of MartinelliMick, PLLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 16, 2015
	By:	/s/ Dennis J. Gilles
Date		Dennis J. Gilles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

Chief Executive Officer and Director (Principal
/s/ Dennis J. Gilles	Executive Officer)	March 16, 2015
Dennis J. Gilles

Chief Financial Officer (Principal Financial and
/s/ Kerry Hawkley	Accounting Officer)	March 16, 2015
Kerry Hawkley

/s/ Douglas J. Glaspey	President, Chief Operating Officer and Director	March 16, 2015
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	March 16, 2015
John H. Walker

/s/ Paul A. Larkin	Director	March 16, 2015
Paul A. Larkin

/s/ Leland L. Mink	Director	March 16, 2015
Leland R. Mink