Form 10-K/A
period 2014-12-31
US GEOTHERMAL INC
filed 2015-03-30
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period _______to _______

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes               [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the end of the registrant’s most recent second quarter (taking into account the change in fiscal year end), based upon the closing sale price of the registrant’s common stock as reported by the NYSE MKT LLC on June 30, 2014, was $60,979,679

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 107,063,029.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2014 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on March 16, 2015 (the “Original Form 10-K”). The cover page of the Original Form 10-K showed an incorrect aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Registrant’s most recent second quarter, or June 30, 2014. The correct aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2014, was $60,979,679 as indicated on the cover page of this Amendment No. 1 (rather than the $85,252,768 value at March 21, 2014 as originally shown).

No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 302 certifications, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment No. 1:

2. Exhibits. See below.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.

(Registrant)

March 30, 2015
	By:	/s/ Kerry D. Hawkley
Date		Kerry D. Hawkley
Chief Financial Officer