Form 10-Q
period 2015-03-31
US GEOTHERMAL INC
filed 2015-05-15
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 8, 2015
Common stock, par value	107,063,029
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the First Quarter Ended March 31, 2015

INDEX

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014

ASSETS

Current:
Cash and cash equivalents	$13,290,389	$12,994,975
Restricted cash and bonds	4,070,611	3,320,781
Trade accounts receivable	2,559,801	3,774,133
Deferred income tax asset	1,803,000	1,803,000
Other current assets	1,431,153	1,550,359
Total current assets	23,154,954	23,443,248

Restricted cash and bond reserves	17,165,788	18,690,096
Property, plant and equipment, net of depreciation	166,689,585	166,859,446
Intangible assets, net of amortization	15,402,092	15,417,514
Net deferred income tax asset	8,060,000	8,504,000
Total assets	$230,472,419	$232,914,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,261,889	$1,886,947
Related party accounts payable	-	5,195
Current portion of capital lease obligations	8,426	20,919
Current portion of notes payable	4,355,902	4,336,271
Total current liabilities	5,626,217	6,249,332

Long-term Liabilities:
Asset retirement obligations	1,400,000	1,400,000
Notes payable, less current portion	92,541,453	94,376,351
Total long-term liabilities	93,941,453	95,776,351

Total liabilities	99,567,670	102,025,683

Commitments and Contingencies (note 9)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at March 31, 2015 and December 31, 2014 were: 107,063,029 and 107,018,029; respectively)	107,063	107,018
Additional paid-in capital	104,048,731	103,669,371
Accumulated deficit	(18,550,725)	(19,284,860)
	85,605,069	84,491,529

Non-controlling interests	45,299,680	46,397,092
Total stockholders’ equity	130,904,749	130,888,621

Total liabilities and stockholders’ equity	$230,472,419	$232,914,304

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	For the Three Months Ended March 31,
	2015	2014

Plant Revenues:
Energy sales	$8,375,746	$8,401,097
Energy credit sales	98,115	100,868
Total plant operating revenues	8,473,861	8,501,965

Plant Expenses:
Plant production expenses	2,290,212	2,159,706
Depreciation and amortization	1,568,012	1,558,318
Total plant operating expenses	3,858,224	3,718,024

Gross Profit	4,615,637	4,783,941
Operating Expenses (Income):
Corporate administration	295,380	292,306
Professional and management fees	383,123	369,983
Salaries and wages	381,988	394,713
Stock based compensation	365,455	147,312
Travel and promotion	30,428	34,723
Exploration costs	43,041	24,086
Operating Income	3,116,222	3,520,818

Interest Expense	949,351	980,992
Other (income) expense	(40,510)	(7,265)

Income Before Income Tax Expense	2,207,381	2,547,091
Income Tax Expense	(444,000)	-

Net Income	1,763,381	2,547,091
Net income attributable to the non-controlling interests	(1,029,246)	(1,207,671)

Net Income Attributable to U.S. Geothermal Inc.	734,135	1,339,420
Other Comprehensive Income:
Unrealized income on investment in equity securities	-	27,321

Comprehensive Income Attributable to U.S. Geothermal Inc.	$734,135	$1,366,741

Basic Net Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.01	$0.01
Diluted Net Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.01	$0.01

Shares used in the calculation of income per share:
Basic	107,039,029	102,300,440
Diluted	108,417,352	105,202,422

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended March 31,
	2015	2014

Operating Activities:
Net Income	$1,763,381	$2,547,091
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	1,595,421	1,590,029
Stock based compensation	365,455	147,312
Loss on sale of securities	-	27,967
Change in deferred income taxes	444,000	-
Net changes in:
Trade accounts receivable	1,214,332	1,191,915
Accounts payable and accrued liabilities	(567,674)	(391,438)
Prepaid expenses and other	119,206	(83,811)
Total cash provided by operating activities	4,934,121	5,029,065

Investing Activities:
Purchases of property, plant and equipment	(1,496,717)	(595,230)
Company acquisitions	-	(324,436)
Net funding of restricted cash reserves and bonds	774,478	824,990
Total cash used by investing activities	(722,239)	(94,676)

Financing Activities:
Issuance of common stock	13,951	295,913
Distributions to non-controlling interest	(2,102,658)	(13,304,947)
Principal payments on notes payable and other obligations	(1,815,267)	(2,285,574)
Principal payments on capital leases	(12,494)	(11,768)
Total cash used by financing activities	(3,916,468)	(15,306,376)

Increase (Decrease) in Cash and Cash Equivalents	295,414	(10,371,987)

Cash and Cash Equivalents, Beginning of Period	12,994,975	28,736,934

Cash and Cash Equivalents, End of Period	$13,290,389	$18,364,947

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$86,579	$53,096
Receivable from sale of equity securities	-	41,528

Other Items:
Interest paid	1,399,457	1,438,977

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Three Months Ended March 31, 2015 and Year Ended December 31, 2014

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2013	102,094,542	$102,094	$100,381,207	$(30,898,571)	$(27,321)	$58,155,480	$127,712,889

Distributions to non-controlling interest entities	-	-	-	-	-	(15,048,334)	(15,048,334)
Non-controlling equity contribution from Gerlach Green Energy, LLC	-	-	-	-	-	7,360	7,360
Stock issued to shareholders of acquired company	692,769	693	317,981	-	-	-	318,674
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	2,594,596	2,595	1,294,703	-	-	-	1,297,298
Stock compensation	559,122	559	1,338,936	-	-	-	1,339,495
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	11,613,711	-	3,282,586	14,896,297

Balance at December 31, 2014	107,018,029	107,018	103,669,371	(19,284,860)	-	46,397,092	130,888,621

Distributions to non-controlling interest entities	-	-	-	-	-	(2,126,658)	(2,126,658)
Stock issued by the exercise of employee stock options	45,000	45	13,905	-	-	-	13,950
Stock compensation	-	-	365,455	-	-	-	365,455
Net income	-	-	-	734,135	-	1,029,246	1,763,381
Balance at March 31, 2015	107,063,029	$107,063	$104,048,731	$(18,550,725)	$-	$45,299,680	$130,904,749

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. Geothermal Inc. (“the Company”) was incorporated on March 10, 2000 in the State of Delaware. U.S. Geothermal Inc. – Idaho was formed in February 2002, and is the primary subsidiary through which the Company conducts its operations. The Company constructs, manages and operates power plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States of America.

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2015 and our operating results and cash flows for the three months ended March 31, 2015 and 2014. The accompanying financial information as of December 31, 2014 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity, it recognizes a non-controlling interest attributed to the interest controlled by outside third parties. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The statements of comprehensive income will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of March 31, 2015 and December 31, 2014, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At March 31, 2015, the Company’s total cash balance, excluding money market funds, was $3,869,559, and bank deposits amounted to $3,967,574. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $2,480,347 was not covered by or was in excess of FDIC insurance guaranteed limits. At March 31, 2015, the Company’s money market funds invested, primarily, in government backed securities totaled $30,653,529 and were not subject to deposit insurance.

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

Stock Compensation

The Company accounts for stock based compensation by recording the estimated fair value of stock-based awards granted as compensation expense over the vesting period, net of estimated forfeitures. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock option awards is estimated at the grant date as calculated by the Black-Scholes-Merton option pricing model. Stock-based compensation expense is attributed to earnings for stock options and restricted stock on the straight-line method. The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Earnings Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and restricted stock awards. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

Foreign Currency Translation

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

Presentation of Debt Issuance Costs

In April 2015, FASB issued Accounting Standards Update No. 2015-03 (“Update 2015-03”), Simplifying the Presentation of Debt Issuance Costs, Interest-Imputation of Interest (Subtopic 835-30). Update 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, Update 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Management is still evaluating the impact and the timing of adoption of this Update.

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2015	2014
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	645,719	188,930
Prudential Capital Group, Debt Service Reserves	1,594,754	-
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	850,138	2,151,851
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000

	$4,070,611	$3,320,781

Long-term restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2015	2014
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	-	1,594,605
Prudential Capital Group, Maintenance Reserves	608,689	604,529
Prudential Capital Group, Well Reserves	77,692	212,298
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,550,522	2,582,606
U.S. Department of Energy, Short Term Well Field Reserves	4,505,705	4,505,150
U.S. Department of Energy, Long-Term Well Field Reserves	4,862,517	4,761,927
U.S. Department of Energy, Capital Expenditure Reserves	2,821,765	2,690,083

	$17,165,788	$18,690,096

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at March 31, 2015 and December 31, 2014.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the first quarter ended March 31, 2015, the Company focused development activities the Crescent Valley and WGP Geysers projects. Drilling costs of approximately $662,000 were incurred on a production well at Crescent Valley. Costs were incurred at WGP Geysers for site preparation, an interconnection study and a well field study that totaled approximately $428,000. A down payment of $104,960 was made on a variable pump control module for a pump at Raft River Energy I, LLC.

Property, plant and equipment, at cost, are summarized as follows:

		December 31,
	March 31, 2015	2014
Land	$3,210,496	$3,211,010
Power production plant	162,076,367	162,076,367
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	1,835,931	1,796,807
	178,314,170	178,275,560

Less: accumulated depreciation	(28,618,835)	(27,068,836)
	149,695,335	151,206,724
Construction in progress	16,994,250	15,652,722

	$166,689,585	$166,859,446

Depreciation expense charged to plant operations and administrative costs for the three months ended March 31, 2015 and 2014, was $1,595,999 and $1,448,867; respectively.

Changes in construction in progress are summarized as follows:

	For the Three
	Months Ended	For the Year
	March 31,	Ended December
	2015	31, 2014
Beginning balances	$15,652,722	$6,354,503
Development/construction	1,341,528	3,730,371
Grant reimbursements and rebates	-	(632,210)
Acquisitions	-	6,200,058
Transfers into production	-	-
Ending balances	$16,994,250	$15,652,722

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	March 31,	December 31,
	2015	2014
Raft River, Idaho:
Unit I, well improvements	$104,960	$-
Unit II, power plant, substation and transmission lines	750,493	750,493
Unit II, well construction	2,130,287	2,127,547
	2,985,740	2,878,040
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	423,536	383,536
Unit II, well construction *	3,170,235	3,133,873
	3,593,771	3,517,409
Neal Hot Springs, Oregon:
Power plant and facilities	8,778	6,477

WGP Geysers, California:
Power plant and facilities	319,989	319,988
Well construction	6,567,146	6,139,421
	6,887,135	6,459,409
Crescent Valley, Nevada:
Well construction	795,261	133,058
El Ceibillo, Republic of Guatemala:
Well Construction	2,715,065	2,649,829
Plant and facilities	8,500	8,500
	2,723,565	2,658,329

	$16,994,250	$15,652,722

*

- Consists of four wells at March 31, 2015. The wells represent efforts to develop a well field to be utilized for Phase II. As of the date of these financial statements, the results of the wells are not sufficient to confirm a well field that would support another power plant. Two wells are being utilized to target a potential resource area. One well is currently being utilized/flow tested by the Phase I power plant. Management is still actively pursuing the Phase II project. If the project is abandoned, the cost of the wells that have no future economic value will be removed.

NOTE 5 – INCOME TAXES

The Company’s estimated effective income tax rate is as follows:

	For the Three Months Ended
	March 31,
	2015	2014
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.7	3.7
Production tax credits	-	-
Valuation allowance	-	(37.7)
Consolidated tax rate before non-controlling interest	37.7	-
Tax effect of non-controlling interests	(17.6)	-
Net effective tax rate	20.1%	-%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the three months ended March 31, 2015, reflects a reported effective tax rate of 20.1% which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes.

NOTE 6 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at March 31, 2015 totaled $65,256,686 (current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through March 31, 2015	(17,801,279)

Loan balance at March 31, 2015	$65,256,686

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 10.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013 and is scheduled to be repaid by September 2018. The loan balance at March 31, 2015 totaled $1,392,347 (current portion $395,673).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At March 31, 2015, the balance of the loan was $30,182,333 (current portion $530,200).

Auto Loans
On August 21, 2014, the Company’s wholly owned subsidiaries (U.S. Geothermal Services, LLC, USG Nevada LLC and Raft River Energy I, Inc.) purchased three trucks with down payments that totaled $47,000 and three separate loan agreements with Chrysler Capital. The loans require total monthly payments of $1,257, including interest at an average rate of 7.9% per annum until September 2020. The notes are secured by the vehicles. At March 31, 2015, the loan balances totaled $65,989 (current portion $10,102).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
March 31,	Payments
2016	$4,355,902
2017	4,335,588
2018	4,349,847
2019	3,978,007
2020	4,026,338
Thereafter	75,851,673

$96,897,355

NOTE 7 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2015, the Company can issue stock option grants totaling up to 16,059,454 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at December 31, 2014 and changes for the three months ended March 31, 2014:

		Weighted
		Average	Weighted
	Number of	Exercise	Average	Aggregate
	shares under	Price Per	Fair	Intrinsic
	options	Share	Value	Value

Balance outstanding, December 31, 2014	11,808,500	$0.62	$0.36	$4,264,270
Forfeited/Expired	(450,000)	0.84	0.53	(240,180)
Exercised	(45,000)	0.31	0.17	(7,533)
Granted	-	-	-	-

Balance outstanding, March 31, 2015	11,313,500	$0.61	$0.36	$4,016,557

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

As of March 31, 2015, there was $288,721 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Compensation Plan (Restricted Shares)

On April 19, 2013, the Company granted an officer and director 300,000 common shares valued at $0.35 per share, which were distributed at the end of a one-year vesting period. The recipient meets the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares. These shares were issued in July 2013 to the recipient and held by the Company until vested. The total fair value of options at the grant date was $105,000.

On April 2, 2014, the Company issued 559,122 shares of Company stock at a price of $0.74 that fully vest on April 2, 2015 to its employees and directors. The total fair value is $413,750 and the recognized cost through March 31, 2015.

Stock Purchase Warrants

At March 31, 2015, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
September 16, 2015	246,285	$1.25	4,104,757	$1.25
May 23, 2017	255,721	0.44	-	-
December 21, 2017	-	-	3,310,812	0.50

NOTE 8 – FAIR VALUE MEASUREMENT

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
Level 2 – Directly or indirectly market based inputs or observable inputs used in models or other valuation methodologies.
Level 3 – Unobservable inputs that are no corroborated by market data. The inputs require significant management judgement or estimation.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as at fair value on a recurring basis:

At March 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,653,529	$30,653,529	$-	$-

At December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,515,067	$30,515,067	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Neal Hot Springs, Oregon; Washoe County, Nevada; Eureka County, Nevada; The Geysers, California; Raft River, Idaho and the Republic of Guatemala. The Company incurred total lease expenses for the three months ended March 31, 2015 and 2014, of $109,653 and $117,904; respectively.

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years:

Years Ending
December 31,	Amount

2015	$674,684
2016	930,463
2017	900,124
2018	865,753
2019	742,547
Thereafter	13,273,471

NOTE 10 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	March 31,	December 31,
	2015	2014

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$219,340	$230,539
Oregon USG Holdings LLC interest held by Enbridge Inc.	23,919,891	24,818,443
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	21,160,449	21,348,110
	$45,299,680	$46,397,092

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the first three quarters of the current year, contributions were made to Gerlach by the Company and GGE that totaled $11,040 and $7,360; respectively. These contributions maintained the existing ownership interests of the two partners in Gerlach. During the fourth quarter of the year ended December 31, 2014, the Company contributed $400,000 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.65%, and increased the Company’s interest to 67.35% as of December 31, 2014.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the three months ended March 31, 2015, distributions were made to the Company and Enbridge that totaled $3,153,986 and $2,102,657; respectively.

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

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. During the three months ended March 31, 2015 and the year ended December 31, 2014, RREI made principal payments on the loan of $0 and $1,012,613; respectively. The balance of the loan at March 31, 2015 and December 31, 2014 was $368,249. The loan balance and related interest effects are fully eliminated during the consolidation process.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended March 31, 2015 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended March 31, 2015, the Company was focused on:

  operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;

  pursuing PPA and steam sale opportunities, preparing for flow testing and optimizing power plant design at the WGP Geysers project;

  drilling a well at the Crescent Valley project;

  finalizing permits and approvals for drilling a water supply well at Neal Hot Springs;

  working with the Guatemalan Ministry of Energy and Mines to adopt a modified construction schedule;

  permitting temperature gradient wells at San Emidio; and

  evaluating potential new geothermal projects and acquisition opportunities.

Project Overview

The following is a list of projects that are in operation, under development or under exploration. Projects in operation currently have producing geothermal power plants. Projects under development have a geothermal resource discovery or may have wells in place, but require the drilling of new or additional production and injection wells in order to supply enough geothermal fluid sufficient to operate a commercial power plant. Projects under exploration do not have a geothermal resource discovery occurrence yet, but have significant thermal and other physical evidence that warrants the expenditure of capital in search of the discovery of a geothermal resource. Due to inflation and marketplace increases in the costs of labor and construction materials, estimates of property development costs may be low.

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

(2)

As part of the financing package for Unit I of the Raft River project, the Company contributed $16.5 million in cash and approximately $1.4 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Raft River I Holdings, LLC, a subsidiary of The Goldman Sachs Group, contributed $34 million to finance the construction of the project.

(3)	Based on the designed annual average net output. The output of the Raft River Unit I plant currently is approximately 9.4 megawatts annual average.

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2018	138	TBD
San Emidio Phase II	Nevada	100%	11	3rd Quarter 2017	65	TBD
WGP Geysers	California	100%	30	2nd Quarter 2017	160	TBD
Crescent Valley Phase I	Nevada	100%	25	1st Quarter 2018	141	TBD

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	60%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

Granite Creek – During the year ended December 31, 2014, the Company elected to not continue exploration and development activities due to more attractive projects in its portfolio. The Company is in the process of releasing its interests in the area.
Neal Hot Springs Phase III, Raft River Phase III, and San Emidio Phase III – These projects were removed from the list of properties under exploration during the prior year ended December 31, 2014.
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

Generation from the facility during the first quarter of 2015 totaled 53,500 megawatt-hours with an average of 25.56 net megawatts per hour of operation. Plant availability was 96.9% during the quarter.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25 year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for 2015 is $106.79 per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the first quarter 2015 totaled 21,754 megawatt-hours, with an average of 10.1 net megawatts per hour of operation. Plant availability was 99.9% during the quarter.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The average price paid under the PPA for 2015 is $92.08 per megawatt-hour.

Raft River, Idaho
Raft River Unit I is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the first quarter 2015 totaled 20,672 megawatt-hours, with an average of 9.60 net megawatts per hour of operation. Plant availability was 99.7% during the quarter.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The average price paid under the PPA for 2015 is $62.00 per megawatt-hour.

In addition to the price paid for energy by Idaho Power, Raft River Unit I currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits (“RECs”) to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 51% of the RECs produced by the project will be owned by the Idaho Power Company and 49% by the project. For the 49% of RECs owned by the Raft River project, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract. The Company currently receives 70% of the REC income during the term of the Holy Cross contract and will receive 50% of the REC income due to Raft River during the term of the Clallam County contract.

Projects Under Development/Exploration

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

As part of the continuing DOE program, permitting was initiated early in the 2013 with the Bureau of Land Management (“BLM”) for four new observation wells to be drilled in the South Zone to follow up on the high temperatures found in wells 61-21 (302°F) and 45-21 (316°F). As part of the permitting process, cultural and biological surveys were performed, and the well design and drilling program were submitted during the first quarter. Permits for three wells were issued by the BLM on April 29th and a drill rig was mobilized to the site on June 26th. Two additional wells were completed on the BLM administered land during the third quarter. Well OW-14 was drilled to a depth of 3,501 feet and had a bottomhole temperature of 265°F. Well OW-15 was drilled to a depth of 3,716 feet and had a maximum downhole temperature of 300°F. While the wells extended the high temperature outline of the South Zone, neither well encountered the commercial permeability seen in well 61-21 (formerly OW-10).

Well 61-21 (formerly OW-10) in the South Zone, was reworked beginning on October 25, 2013 and was completed on November 2, 2013. Flow testing of 61-21 was completed during the second quarter of 2014. To allow for early, long term testing of the South Zone resource area, a cross tie pipeline was constructed between the Phase I and Phase II project areas and a production pump was installed in well 61-21 during the third quarter. Well 61-21 is currently producing 600 gallons per minute of 296°F fluid to the San Emidio Phase I power plant. San Emidio Phase I plant generation has increased approximately a half of megawatt. Hooking up and flow testing well 61-21 was the last work under the DOE Innovative Exploration and Drilling Project grant. The grant program was completed at the end of September 2014, with the DOE Geothermal Technologies Program having expended $3,772,560 and the Company $4,156,741.

Permitting for an expanded temperature gradient drilling program is underway for an area south west of the current resource. Results from the recent OW drilling program combined with 1970s era, shallow temperature gradient data, indicate a high temperature trend into this south-west zone. Geophysical surveys have also identified structural trends in this area. Several 1,000 foot deep temperature gradient wells are being permitted to investigate this portion of the resource.

NV Energy issued a Request for Proposal (“RFP”) for 100 megawatts of renewable energy on October 1st. We submitted a bid for an air cooled power plant to be developed on the Phase II project site. In early December, NV Energy submitted a request to the Nevada Public Utilities Commission (“NPUC”) to combine the 2014 solicitation with the 2015 solicitation for a total of 200 megawatts to be procured in 2014. An alternative option for Phase II that incorporated a water cooled plant was submitted to NV Energy on February 16, 2015 and on March 3, 2015 we were notified that our bid was advanced to the initial short list of projects. On May 12, 2015, our bid was not included on the final short list.

In parallel, we are continuing to investigate a power purchase agreement with California off-takers, where power prices are typically higher.

Raft River, Idaho
The Raft River project was awarded an $11.4 million cost-shared, thermal fracturing program grant from the Department of Energy. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available, and after installing four, 300 foot deep monitoring wells with seismic geophones to allow for seismic monitoring, the first stage of injection into the well began in June 2013. Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. Injection of power plant injectate has continued through the quarter, with flow into the well seeing a continuing, increase to now over 550 gpm, indicating that significant additional permeability has developed. The encouraging EGS stimulation is expected to continue through 2015.

If the fracturing program success continues, and permeability is improved to a commercial level, well RRG-9 may be utilized as a production or injection well for the existing Raft River power plant. The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data, and monitoring support.

Gerlach, Nevada
The Gerlach Joint Venture, located adjacent to the town of Gerlach in Washoe County, Nevada is made up of both private and BLM geothermal leases. Ownership of the joint venture was initially set by contributions at 60% for the Company, and 40% for GGE Development Company, LLC. The Peregrine well, a historic exploration slim hole that encountered a lost circulation zone at a depth of 975 feet, was redrilled in 2010 and the hole was opened from a 6.5 inch diameter well to a 12.5 inch diameter well. Lost circulation was confirmed within three zones through the 900 to 1,024 foot interval. The well was stopped at 1,070 feet total depth. Temperature surveys and a short clean out flow test were conducted on the well. The well flowed at an estimated 300-400 gallons per minute and the flowing temperature was 208°F. Geochemistry indicates an average potential source temperature of 374°F for the Gerlach site.

Drilling commenced on observation well 18-10a on October 30, 2014. 18-10a is a twin well to a well originally drilled in 1994 (the 18-10 well). The upper section of 18-10a well was drilled to 826 feet deep and an 8 inch liner was cemented in place. Temperature measurements in the well have provided the highest measured temperature in the field to date at 268°F within 160 feet of surface and a temperature gradient of 6.4°F per 100’ in the bottom section of the hole. There are two previously identified lost circulation targets from the original well at 1,600 and 2,800 feet deep that will be targeted when drilling is resumed.

Drilling resumed on well 18-10a on April 14, 2012 and was stopped on April 18, 2012 at 1,943 feet deep. Circulation was lost in minor zones at 1,530 and 1,595 feet deep. Drilling resumed again on well 18-10a on August 14, 2014, and was completed in late November. The well was drilled to a total depth of 2,889 feet and encountered a maximum temperature of 275°F. The last round of drilling on well 10-10a was funded by the Company, resulting in a change of ownership for the joint venture to 67.4% for the Company and 32.6% for GGE. Further work is dependent upon additional funding from the partners.

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

An office and staff are located in Guatemala City and a 17 acre plant site is under lease on land adjacent to the existing wells. A second surface lease for use of an additional 80 acre parcel was signed on October 15, bringing the total surface leasehold interest to 97 acres. Construction of a drill pad, pond and cellar for well EC-2, the new planned well, was completed during the fourth quarter of 2014. EC-2 is located on the new surface leasehold.

The modified development schedule has received approval from the legal, technical, environmental, and mining departments of the Guatemalan Ministry of Energy and Mines (“MEM”), and the Vice-Minister of MEM has approved the new schedule as well. Final paperwork is being prepared for the Minister’s signature and his approval is expected in the near term. Once the modified development schedule has received final approval, we intend to commence drilling well EC-2, which is targeted at the high temperature anomaly defined by the 2014 temperature gradient drilling program.

El Ceibillo, the first development target on the concession, is located near the town of Amatitlan, in an industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast. An initial development of a 25 megawatt (Phase I) power plant is planned in the El Ceibillo area of the concession, but the final size of the facility will be determined after drilling and resource delineation has advanced. Initial transmission studies have been completed, and identified the grid interconnection point approximately 1.2 miles (2 kilometers) from the site.

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

A binding Memorandum of Understanding (“MOU”) was signed on October 18, 2012 with one of the largest power brokers in Central America. The MOU established the framework for a PPA that included a 15-year term for an initial, estimated 25 megawatts of power generation up to a maximum of 50 megawatts of power generation to be developed in two phases. As a result of the delays in approval of the modified development schedule from MEM, we requested an extension of our MOU, which was allowed under the terms of the agreement, but our request was declined and the MOU is now terminated. We are continuing discussions with the broker to re-instate or renegotiate the agreement, and are approaching other power consumers in Guatemala and Central America.

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

WGP Geysers is an advanced stage project that encompasses the former Pacific Gas and Electric Unit 15, which once had a 62 megawatt (gross) capacity geothermal power plant that was shut down in l989. The project includes 3,809 acres (6 square miles) of geothermal leases and property, development design plans, and permits for an up to 38.5(gross) megawatt power plant. There are four existing wells drilled in 2008-2009 which are immediately available for production or injection, with a fifth, historic well that has temporary plugs installed but can be reworked. The four new wells have been tested with an initial steam flow totaling 462,000 pounds per hour. A report prepared in 2012 by a third party reservoir engineering firm, states that the total initial power capacity from these four wells is estimated at about 30 megawatts (gross).

Engineering optimization of the power plant design is continuing with a focus on the new hybrid plant design that includes both water and air cooling. This design will dramatically increase the volume of water available for injection back into the reservoir. Traditional water cooled steam plants re-inject approximately 20% of the water that is removed during power generation, while a hybrid design may re-inject up to 65% of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project.

An updated steam reserve estimate, which incorporated the past five years of wellfield pressure data and the increased injection rate from the hybrid plant design, was completed in March by an independent geothermal reservoir consulting firm. The report supports past analysis that the project has 30 megawatts gross steam capacity already behind pipe and that a 28.8 net megawatt plant can be supported for its full 20-30 year project life. A full, bankable reservoir analysis will be prepared upon completion of the flow test planned for this spring. Upon completion of the reservoir analysis and power plant optimization, the size of the new plant will be finalized.

The flow test program was designed by the same independent consulting firm, and preparations are underway to run the test during the second quarter. The three wells with the best steam production will be tested at three different flow rates to determine the reservoir pressure and deliverability characteristics. Steam samples will be taken to determine the various components of the steam for plant design purposes.

Our new transmission interconnection application was accepted by the California Independent System Operator and has now entered the evaluation process. The new conditional use permit application is being prepared for submittal to local regulatory agencies to replace the current conditional use permit that expires in July.

In addition to pursuing a PPA, with associated construction of a power plant, we continue to pursue a steam sale agreement.

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

Multiple geothermal and mineral exploration drilling programs performed over the years in this area have identified high temperatures and high temperature gradients in the shallow subsurface over an area greater than 30 square miles. Historic drill holes defining this area have anomalous temperature gradients of up to 40°F/100 feet of depth, and a recorded high temperature of 285°F at 395 feet below the surface. These drill holes define large areas of hydrothermal alteration that correspond to positive gravity anomalies that extend into undrilled areas of the valley.

A mineral exploration hole drilled in the mid-l990s near the Crescent Valley fault encountered geothermal fluid under pressure. The driller was not able to control the flow of geothermal fluid from the well and a geyser erupted. An oil field service company had to be brought in to stop the uncontrolled flow and to abandon the well. This well demonstrates that prospective permeability and commercial temperature are known from past minerals exploration.

Hot springs located on the property have surface discharge temperatures of up to 198°F. Broad areas of hydrothermal alteration occur at both Hot Springs Point and along the Crescent Valley fault 8 miles to the southeast. Chemistry of the hot springs and the occurrence of silica deposits at surface, and in the shallow subsurface, suggest reservoir temperatures at depth of 350°F to 400°F.

Temperature gradients based on wide spaced drilling, that are above normal background values, extend up to 7 miles northwest from the Crescent Valley fault into Crescent Valley proper. Additional fracture controlled permeability may be present under the valley floor as potential fault systems that bound buried, down-dropped blocks have been identified from historic seismic studies.

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

In light of federal legislation that extended the qualification for the 30% Investment Tax Credit to projects that began construction prior to December 31, 2014, drilling of the first production/injection well CVP-001 (67-3) was initiated in December of 2014, following completion of gravity surveys, and analysis of prior temperature gradient drilling data. Well CVP-001 was completed on March 27th to a depth of 2,746 feet. The well exhibited modest permeability with a flowing temperature of 213°F, which makes the well suited for duty as an injection well. The next phase of development work is in the planning stages.

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

Dating back to 1930, the area has had numerous water wells, temperature gradient holes, and small diameter test holes. From 1977-1982 Occidental Geothermal, Inc. drilled four temperature gradient holes to depths of 500 feet, two stratigraphic test wells’ to 2,000-3,000 feet, and one large-diameter production test to 3,000 feet (well 72-33). The 3,000 foot test well flowed 280°F hot water from a zone at 1,200 ft. The A33-4 well, 1,000 feet southwest of well 72-33, was drilled to 2,400 feet and reportedly had temperatures in excess of 300°F and a steadily increasing temperature gradient.

The Great Basin Research Institute has had the leasehold mapped in detail, showing several large silica deposits. The reservoir temperature has been estimated using geochemistry as ranging from 320°F to 340°F by the US Geological Survey and other sources in the 1970s. No exploration work is scheduled for Lee Hot Springs in 2015.

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

Vale, Oregon
The property consists of 368 acres of geothermal energy and surface rights in Malheur County, located approximately one-half mile east of the town of Vale, Oregon. The property is within the Vale Butte geothermal resource area and provides the opportunity to evaluate development of a known resource. A prolific, shallow reservoir located along the north edge of the leasehold area has been used for many years in an agricultural drying facility and a mushroom growing operation.

An extensive database of geophysical and geological information from previous geothermal exploration in the Vale Butte area was used in the evaluation of the prospect. Geochemical analysis of samples taken from shallow hot wells results in a calculated geothermometer that indicates a potential reservoir temperature of 311°F to 320°F. Past exploration drilling near the site by Trans Pacific Geothermal and Sandia National Laboratory encountered temperatures in excess of 300°F in the basement rocks. The leases for this project were acquired in January and February 2014. A gravity survey, 2-3 temperature gradient wells, and a small diameter exploration well may be initiated in 2015.

Operating Results

For the three months ended March 31, 2015, the Company reported net income attributable to the Company of $734,135 ($0.01 income per share) which represented a $605,285 (45.2% decrease) decrease from net income of $1,339,420 reported in the same period ended 2014 ($0.01 income per share). Both favorable and unfavorable variances were reported related to the operations of the Company’s three power plants. Notable unfavorable variances were reported in stock compensation, income taxes and net income attributable to the non-controlling interests.

Plant Operations
A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Three Months Ended March 31,
	2015		2014
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	5,207,350	62.2	5,266,455	62.7
San Emidio, Nevada	2,003,346	23.9	1,935,091	23.0
Raft River, Idaho	1,165,050	13.9	1,199,551	14.3
	8,375,746	100.0	8,401,097	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2014	2015
Neal Hot Spring, Oregon	56,047	40,629	32,246	54,472	53,500
San Emidio, Nevada	21,223	15,686	18,240	21,745	21,754
Raft River, Idaho	21,614	18,069	18,501	20,614	20,672
	98,884	74,384	68,987	96,831	95,926

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the three months ended March 31, 2015, subsidiary net income was $3,010,263 which was a slight decrease of $60,086 (2.0% decrease) from subsidiary net income from the same period ended 2014. For the three months ended March 31, 2015, plant energy revenues were consistent (1.1% decrease) with the same three month period ended 2014. Energy production decreased 4.5% (2,547 megawatt hours) from the prior quarter ended March 31, 2014. In current quarter, the plant’s three units experienced a total of 192 hours of lost production. The two primary causes for the outages were plugged vaporizers and an exciter re-alignment needed at Unit 3. Plant operating costs were consistent (1.6% increase) with the three months ended March 31, 2014. Increases in salaries and related costs were partially offset by decreases in chemical costs. On March 31, 2015, the plant employees were awarded a bonus that totaled $60,900 for the favorable performance of the plant reported in the prior calendar year. Additional operating and maintenance costs were incurred in the current quarter that were partially covered under the warranty agreement in the quarter ended 2014. The additional time and increases in workers’ compensation costs resulted in increases of approximately $47,000. In March of 2014, the plant made a large refrigerant purchase of $95,200 to take advantage of a volume price discount.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Three Months Ended March 31,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	5,207,350	100.0	5,266,454	100.0	(59,104)	(1.1)

Plant expenses:
General operations	965,105	18.6	939,995	17.9	(25,110)	(2.7)
Depreciation and amortization	819,708	15.7	817,503	15.5	(2,205)	(0.3)
	1,784,813	34.3	1,757,498	33.4	(27,315)	(1.6)

Gross Profit	3,422,537	65.7	3,508,956	66.6	(86,419)	(2.5)

Other income (expense):
Interest expense	(414,274)	(8.0)	(445,332)	(8.5)	30,499	6.8
Other and interest income	2,559	0.1	6,725	0.2	(4,166)	(61.9)
	(412,274)	(7.9)	(438,607)	(8.3)	26,333	6.0

Subsidiary Net Income	3,010,263	57.8	3,070,349	58.3	(60,086)	(2.0)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2013	46,137	4,197,252	90.6	2,424,648	779,299
June 30, 2013	30,016	2,435,304	80.2	518,754	814,434
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,454	93.8	3,070,349	817,503
June 30, 2014	40,629	3,403,812	83.7	1,196,404	820,526
September 30, 2014	32,246	3,717,609	115.0	1,412,124	805,497
December 31, 2014	54,472	6,378,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708

*	- The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the three months ended March 31, 2015, the San Emidio plant reported subsidiary net income of $566,301 which was an increase of $132,952 (31.4% increase) from the $423,349 in subsidiary net income reported in the same period ended 2014. During the current three months, the plant produced 21,754 megawatt hours, which was consistent (2.5% increase) with the same quarter ended 2014.

For the three months ended March 31, 2015, total operating costs, excluding depreciation, decreased $60,167 (8.8% decrease) from the same three months ended 2014. Two significant cost component variances of salaries and taxes, partially, offset each other. In March 2015, the plant employees were awarded a bonus that totaled $40,100 for the favorable performance of the plant reported in the prior calendar year. The minerals proceeds tax for the State of Nevada decreased approximately $78,000 from the prior quarter ended March 31, 2014, due to changes in tax calculation methods and the higher operating costs reported in the prior year.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended March 31,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	2,003,346	100.0	1,935,091	100.0	68,255	3.5

Plant expenses:
Operations	621,262	31.0	681,429	35.2	60,167	8.8
Depreciation and amortization	316,346	15.8	312,908	16.2	(3,438)	(1.1)
	937,608	46.8	994,337	51.4	56,729	5.7

Gross Profit	1,065,738	53.2	940,754	48.6	124,984	13.3

Other income (expense):
Interest expense	(509,718)	(25.4)	(517,406)	26.7	7,688	1.5
Other income	281	0.0	1	0.0	280	#
	(509,437)	(25.4)	(517,405)	26.7	7,968	1.5

Subsidiary Net Income	556,301	27.8	423,349	21.9	132,952	31.4

% - represents the percentage of total plant operating revenues.

%* - represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# - Variance percentage was extremely high or undefined.
The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2013	19,228	1,726,927	90.3	834,266	407,060
June 30, 2013	18,039	1,628,382	90.3	(212,058)	365,314
September 30, 2013	18,317	1,531,260	83.6	355,498	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,350	312,908
June 30, 2014	15,686	1,450,526	92.5	(203,424)	316,283
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346

*	- The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
The net loss from Raft River Energy I LLC (“RREI”) operations of $96,930 for the three months ended March 31, 2015, decreased by $158,679 (257.0% decrease) from the net profit for the same period ended in 2014. For the current quarter, both energy revenues ($1,165,050) and hours produced (20,672 megawatt hours) were consistent with the same quarter in ended 2014. The operating expenses, excluding depreciation, in the current period increased $160,799 (20.7% increase) from the prior three months ended March 31, 2014. The largest increase was incurred for salaries and wages which increased $78,924 from the same period ended 2014. In March 2015, the plant employees were awarded a bonus that totaled $40,000 for the favorable performance of the plant reported in the prior calendar year. For the current three months ended March 31, 2015, the plant incurred additional chemical costs that exceeded $43,000 (76.9% increase) from the same period ended 2014. During the current quarter, a purchase of approximately $21,000 for motive fluid was needed to replenish the plant’s reserves. Also, replacement membranes were needed for the circulation system that totaled approximately $16,000. Additional field maintenance costs were incurred during the current quarter for the reverse osmosis systems that exceeded $24,000. During the current quarter, the plant implemented a safety and skills training program which resulted in an increase in training costs of approximately $17,000 from the quarter ended March 31, 2014.

The summarized statements of operations for RREI are as follows:

	Three Months Ended March,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,165,050	92.2	1,199,551	92.2	(34,501)	(2.9)
Energy credit sales	98,115	7.8	100,868	7.8	(2,753)	(2.7)
	1,263,165	100.0	1,300,419	100.0	(37,254)	(2.9)

Plant expenses:
General operations	938,106	74.3	777,307	59.8	(160,799)	(20.7)
Depreciation and amortization	431,959	34.2	427,907	32.9	(4,052)	(0.9)
	1,370,065	108.5	1,205,214	92.7	(164,851)	(13.7)

Gross Profit(loss)	(106,900)	(8.5)	95,205	7.3	(202,105)	(212.3)

Other income (expense):
Interest expense	(11,602)	(0.9)	(33,719)	(2.6)	22,117	65.6
Other and interest income	21,572	1.7	263	0.0	21,309	#
	9,970	0.8	(33,456)	(2.6)	43,426	129.8

Subsidiary Net Loss	(96,930)	(7.7)	61,749	4.7	(158,679)	(257.0)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# - Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2013	19,675	1,064,481	56.1	67,620	472,040
June 30, 2013	17,248	823,154	49.9	(715,605)	472,094
September 30, 2013	18,687	1,260,124	69.5	(1,166)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,550	57.9	61,749	427,907
June 30, 2014	18,069	907,194	52.6	(579,569)	428,180
September 30, 2014	18,501	1,273,013	71.2	117,281	429,164
December 31, 2014	20,614	1,425,811	71.3	203,414	431,214
March 31, 2015	20,672	1,165,050	58.5	(96,930)	431,959

*	- Net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Stock Based Compensation
For the three months ended March 31, 2015, the Company reported $365,455 in stock based compensation, which was an increase of $218,142 (148.1% increase) from the same period ended 2014. The primary factor for the increase was due to the increase in the stock compensation (restricted shares) costs with more restricted shares outstanding and a $0.74 market price at date of grant.

The stock based compensation components are summarized as follows:

	For the Three Months Ended
	March 31,
	2015	2014	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	144,602	121,062	23,540	19.4
Stock compensation (restricted shares)	220,853	26,250	194,603	741.3
	365,455	147,312	218,143	148.1

% - represents the percentage of change from 2014 to 2015.

Net Income Tax Expense
For the three months ended March 31, 2015, the Company reported net income taxes of $444,000. No income tax expense was recognized in the same period ended 2014. As of December 31, 2014, management believed that the more likely than not standard had been met to enable the Company to fully recognize the net deferred tax asset. In the prior periods, including the three months ended March 31, 2014, the net deferred tax asset was recognized to the extent of current period earnings. The current income tax expense represents the estimated consolidated income tax expense, less the impact of the estimated portion that belongs to the non-controlling interest entities.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the three months ended March 31, 2015, the Company reported $1,029,246 in net income attributable to non-controlling interests, which was a decrease of $178,425 (14.8% decrease) from the $1,207,671 net income reported in the same period ended 2014. The primary component of the decrease was the operations of Raft River Energy I LLC (“RREI”) which reported a subsidiary net loss of $96,930, which was a decrease of $158,679 from net income $61,749 reported for the three months ended March 31, 2015 from the same period ended 2014. The profits and losses are allocated based upon this method and the terms of the partnership agreement. RREI’s net loss allocated to non-controlling interest entity was $163,660, which consisted of $29,435 of energy credit sales and $193,095 of loss from the total company loss after removing energy credit sales. The largest component of income from non-controlling interests originated from USG Oregon LLC. The income of $1,204,105 for the three months ended March 31, 2015, was consistent (1.0% decrease) with the same period ended 2014.

The net income or (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Three Months Ended
	March 31,
Subsidiaries and Non-Controlling	2015	2014	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	1,204,105	1,216,146	(12,041)	(1.0)
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(163,660)	(8,467)	(155,193)	#
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(11,199)	(8)	(11,191)	#
	1,029,246	1,207,671	(178,425)	(14.8)

% - represents the percentage of change from 2014 to 2015.
# - Variance percentage was extremely high or undefined.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the three months ended March 31, 2015:

				Exploration
	Neal Hot	San		Activities and	Consolid-
Statement of Operations	Springs	Emidio	Raft River	Corporate	ated
Element	$	$	$	$	$

Gross Profit(Loss)	3,422,537	1,065,739	(106,901)	234,262	4,615,637
Expenses/Income	412,274	509,438	9,971	(4)1,496,515	2,408,256
Net Income(Loss) before tax expense	3,010,263	556,301	(96,930)	(1,262,253)	2,207,381
Income taxes – USG Portion	(681,000)	(210,000)	(25,000)	472,000	(444,000)

Non-controlling interests	(1)(1,204,105)	-	(2)163,660	(3)11,199	(1,029,246)
Net income attributable to U.S. Geothermal	1,125,158	346,301	41,730	(779,054)	734,135

(1)	The non-controlling interests for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interests for Raft River represents 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.
(3)	The non-controlling interests for our exploration activities represents an approximately 33% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the quarter ended March 31, 2015 include:

º	Salaries and wages	$381,988
º	Stock based compensation	365,455
º	Corporate administration	295,380
º	Professional fees	383,123

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Off Balance Sheet Arrangements

As of March 31, 2015, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at March 31, 2015 are adequate to fund our general operating activities through December 31, 2016. Development of our projects under development and under exploration may require additional funding. We anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

Our power is sold under long-term contracts at fixed prices to large utilities. The status of the credit and equity markets could delay our project development activities while we seek to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

There has been no change to our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the risk factors during the three months ended March 31, 2015.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: May 15, 2015	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: May 15, 2015
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