Form 10-Q
period 2015-06-30
US GEOTHERMAL INC
filed 2015-08-11
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 8, 2015
Common stock, par value	107,591,425
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Second Quarter Ended June 30, 2015

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2015	December 31, 2014

ASSETS

Current:
Cash and cash equivalents	$12,838,264	$12,994,975
Restricted cash and bonds	4,959,711	3,320,781
Trade accounts receivable	2,419,811	3,774,133
Deferred income tax asset	1,803,000	1,803,000
Other current assets	1,525,513	1,550,359
Total current assets	23,546,299	23,443,248

Restricted cash and bond reserves	17,012,105	18,690,096
Property, plant and equipment, net of depreciation	166,686,533	166,859,446
Intangible assets, net of amortization	15,356,671	15,417,514
Net deferred income tax asset	8,201,000	8,504,000
Total assets	$230,802,608	$232,914,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,984,471	$1,886,947
Related party accounts payable	8,616	5,195
Current portion of capital lease obligations	-	20,919
Current portion of notes payable	4,389,840	4,336,271
Total current liabilities	6,382,927	6,249,332

Long-term Liabilities:
Asset retirement obligations	1,400,000	1,400,000
Notes payable, less current portion	92,302,063	94,376,351
Total long-term liabilities	93,702,063	95,776,351

Total liabilities	100,084,990	102,025,683

Commitments and Contingencies (note 10)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at June 30, 2015 and December 31, 2014 were: 107,591,425 and 107,018,029; respectively)	107,591	107,018
Additional paid-in capital	104,409,418	103,669,371
Accumulated deficit	(18,784,544)	(19,284,860)
	85,732,465	84,491,529

Non-controlling interests	44,985,153	46,397,092
Total stockholders’ equity	130,717,618	130,888,621

Total liabilities and stockholders’ equity	$230,802,608	$232,914,304

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Plant Revenues:
Energy sales	$5,779,323	$5,760,037	$14,155,069	$14,161,134
Energy credit sales	81,857	85,837	179,972	186,705
Total plant operating revenues	5,861,180	5,845,874	14,335,041	14,347,839

Plant Expenses:
Plant production expenses	2,484,598	2,709,790	4,774,810	4,869,496
Depreciation and amortization	1,574,586	1,564,988	3,142,598	3,123,306
Total plant operating expenses	4,059,184	4,274,778	7,917,408	7,992,802

Gross Profit	1,801,996	1,571,096	6,417,633	6,355,037

Operating Expenses (Income):
Corporate administration	327,804	299,797	623,184	592,103
Professional and management fees	250,569	197,964	633,692	567,947
Salaries and wages	554,807	677,343	936,795	1,072,056
Stock based compensation	330,217	630,153	695,672	777,465
Travel and promotion	44,080	65,271	74,508	99,994
Exploration costs	25,690	19,402	68,731	43,488

Operating Income (Loss)	268,829	(318,834)	3,385,051	3,201,984

Interest Expense	978,735	1,008,737	1,928,086	1,989,729
Other (income) expense	(20,559)	(19,241)	(61,069)	(26,506)

Income (Loss) Before Income Tax Expense	(689,347)	(1,308,330)	1,518,034	1,238,761

Income Tax Expense (Benefit)	(141,000)	-	303,000	-

Net Income (Loss)	(548,347)	(1,308,330)	1,215,034	1,238,761

Net (income) loss attributable to the non-controlling interests	314,527	155,517	(714,718)	(1,052,154)

Net Income (Loss) Attributable to U.S. Geothermal Inc.	(233,820)	(1,152,813)	500,316	186,607

Other Comprehensive Income:
Unrealized income on investment in equity securities	-	-	-	27,321

Comprehensive Income (Loss) Attributable to U.S. Geothermal Inc.	$(233,820)	$(1,152,813)	$500,316	$213,928

Basic Net Earnings (Loss) Per Share Attributable to U.S. Geothermal Inc.	$0.00	(0.01)	$0.00	$0.00
Diluted Net Earnings (Loss) Per Share Attributable to U.S. Geothermal Inc.	$0.00	(0.01)	$0.00	$0.00

Shares used in the calculation of income per share:
Basic	107,056,235	103,101,019	106,769,663	102,553,770
Diluted	107,056,235	103,101,019	108,051,992	105,334,145

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended June 30,
	2015	2014

Operating Activities:
Net Income	$1,215,034	$1,238,761
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	3,201,843	3,188,050
Stock based compensation	695,672	777,465
Loss on sale of securities	-	27,967
Change in deferred income taxes	303,000	-
Net changes in:
Trade accounts receivable	1,354,322	1,589,753
Accounts payable and accrued liabilities	13,624	1,229,413
Prepaid expenses and other	24,846	(188,130)
Total cash provided by operating activities	6,808,341	7,863,279

Investing Activities:
Purchases of property, plant and equipment	(2,904,766)	(1,150,022)
Acquisition of subsidiaries	-	(6,782,445)
Deposits on costs related to acquisition	-	(136,546)
Proceeds from sale of equities held for investment	-	41,528
Net release (funding) of restricted cash reserves and bonds	39,061	(161,378)
Total cash used by investing activities	(2,865,705)	(8,188,863)

Financing Activities:
Issuance of common stock	44,949	405,189
Distributions to non-controlling interest	(2,102,658)	(13,328,948)
Principal payments on notes payable and other obligations	(2,020,719)	(3,855,942)
Principal payments on capital leases	(20,919)	(23,696)
Total cash used by financing activities	(4,099,347)	(16,803,397)

Increase (Decrease) in Cash and Cash Equivalents	(156,711)	(17,128,981)

Cash and Cash Equivalents, Beginning of Period	12,994,975	28,736,934

Cash and Cash Equivalents, End of Period	$12,838,264	$11,607,953

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$63,321	$301,602

Other Items:
Interest paid	1,932,237	2,002,894

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Six Months Ended June 30, 2015 and Year Ended December 31, 2014

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2013	102,094,542	$102,094	$100,381,207	$(30,898,571)	$(27,321)	$58,155,480	$127,712,889

Distributions to non-controlling interest entities	-	-	-	-	-	(15,048,334)	(15,048,334)
Non-controlling equity contributions	-	-	-	-	-	7,360	7,360
Stock issued to shareholders of acquired company	692,769	693	317,981	-	-	-	318,674
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	2,594,596	2,595	1,294,703	-	-	-	1,297,298
Stock compensation	559,122	559	1,338,936	-	-	-	1,339,495
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	11,613,711	-	3,282,586	14,896,297

Balance at December 31, 2014	107,018,029	107,018	103,669,371	(19,284,860)	-	46,397,092	130,888,621

Distributions to non-controlling interest entities	-	-	-	-	-	(2,126,657)	(2,126,657)
Stock issued by the exercise of employee stock options	145,000	145	44,803	-	-	-	44,948
Stock compensation	428,396	428	695,244	-	-	-	695,672
Net income	-	-	-	500,316	-	714,718	1,215,034
Balance at June 30, 2015	107,591,425	$107,591	$104,409,418	$(18,784,544)	$-	$44,985,153	$130,717,618

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
June 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. Geothermal Inc. (“the Company”) was incorporated on March 10, 2000 in the State of Delaware. U.S. Geothermal Inc. – Idaho was formed in February 2002, and is the primary subsidiary through which the Company conducts its operations. The Company constructs, owns, manages and operates power plants that utilize geothermal resources to produce renewable energy. The Company’s operations have been, primarily, focused in the United States and Central America.

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2015 and our operating results and cash flows for the six months ended June 30, 2015 and 2014. The accompanying financial information as of December 31, 2014 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity, it recognizes a non-controlling interest attributed to the interest controlled by outside third parties. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The consolidated statements of comprehensive income will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2015 and December 31, 2014, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At June 30, 2015, the Company’s total cash balance, excluding money market funds, was $3,239,424 and bank deposits amounted to $3,604,803. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $1,957,685 was not covered by or was in excess of FDIC insurance guaranteed limits. At June 30, 2015, the Company’s money market funds invested, primarily, in government backed securities totaled $31,566,956 and were not subject to deposit insurance.

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

Common stock equivalents not used in the diluted share calculations are as follows:

	For the Six Months Ended June 30,
	2015	2014
Stock Options	6,783,500	5,656,250
Broker Warrants	7,661,854	4,351,042
Totals	14,445,354	10,007,292

Losses were reported in the three months ended June 30, 2015 and 2014; therefore, the basic share counts were used for the calculations.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the consolidated balance sheet date. Resulting gains and losses are included in determining net income (loss) for the period in which exchange rates change.

Revenue

Revenue Recognition

Energy Sales
The energy sales revenue is recognized when the electrical power generated by the Company’s power plants is delivered to the customer who is reasonably assured to be able to pay under the terms defined by the Power Purchase Agreements (“PPAs”).

Renewable Energy Credits (“RECs”)
Currently, the Company operates three plants that produce renewable energy that creates a right to a REC. The Company earns one REC for each megawatt hour produced from the geothermal power plant. The Company considers the RECs to be an inventory item held for sale, and outputs that are an economic benefit obtained directly through the operation of the plants. The Company does not currently hold any RECs for our own use. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At Raft River Energy I LLC, each REC is certified by the Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales. At all three plants, title for the RECs pass during the same month as energy sales. As a result, costs associated with the sale of RECs are not segregated on the consolidated statement of comprehensive income (loss).

Revenue Source

All of the Company’s operating revenues (energy sales and renewable energy credit sales) originate from energy production from its interests in geothermal power plants located in the states of Idaho, Oregon and Nevada.

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	June 30,	December 31,
Restricting Entities/Purpose	2015	2014
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Revenue Account	684,394	188,930
Prudential Capital Group, Debt Service Reserves	1,594,955	-
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Payment Account	1,700,362	2,151,851
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000

	$4,959,711	$3,320,781

Long-term restricted cash and bond reserves:

	June 30,	December 31,
Restricting Entities/Purpose	2015	2014
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	-	1,594,605
Prudential Capital Group, Maintenance Reserves	587,268	604,529
Prudential Capital Group, Well Reserves	116,542	212,298
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,550,862	2,582,606
U.S. Department of Energy, Short Term Well Field Reserves	4,506,307	4,505,150
U.S. Department of Energy, Long-Term Well Field Reserves	4,863,166	4,761,927
U.S. Department of Energy, Capital Expenditure Reserves	2,649,062	2,690,083

	$17,012,105	$18,690,096

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at June 30, 2015 and December 31, 2014.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended June 30, 2015, the Company focused development activities on the Crescent Valley and WGP Geysers projects with development spending totaling approximately $1,111,000 for the quarter. Drilling costs of approximately $311,000 were incurred on a production well at Crescent Valley. Costs were incurred at WGP Geysers for site preparation, permitting, an interconnection study and well field testing that totaled approximately $735,000. On June 19, 2015, the Company purchased 160 acres of land located in Raft River, Idaho for approximately $65,000.

Property, plant and equipment, at cost, are summarized as follows:

		December 31,
	June 30, 2015	2014
Land	$3,275,122	$3,211,010
Power production plant	162,076,367	162,076,367
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	2,048,032	1,796,807
	178,590,897	178,275,560

Less: accumulated depreciation	(30,179,836)	(27,068,836)
	148,411,061	151,206,724
Construction in progress	18,275,472	15,652,722

	$166,686,533	$166,859,446

Depreciation expense was charged to plant operations and general expenses for the following periods:

	June 30,
	2015	2014

Three months ended	$1,561,001	$1,344,175
Six months ended	3,111,001	3,097,207

Changes in construction in progress are summarized as follows:

	For the Six Months	For the Year
	Ended June 30,	Ended December
	2015	31, 2014
Beginning balances	$15,652,722	$6,354,503
Development/construction	2,622,750	3,730,371
Grant reimbursements and rebates	-	(632,210)
Acquisitions	-	6,200,058
Ending balances	$18,275,472	$15,652,722

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	June 30,	December 31,
	2015	2014
Raft River, Idaho:
Unit I, well improvements	$104,960	$-
Unit II, power plant, substation and transmission lines	750,493	750,493
Unit II, well construction	2,130,907	2,127,547
	2,986,360	2,878,040
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	423,536	383,536
Unit II, well construction	3,243,237	3,133,873
	3,666,773	3,517,409
Neal Hot Springs, Oregon:
Power plant and facilities	12,853	6,477
Well construction	66,161	-
	79,014	6,477

WGP Geysers, California:
Power plant and facilities	319,989	319,988
Well construction	7,301,552	6,139,421
	7,621,541	6,459,409
Crescent Valley, Nevada:
Well construction	1,106,498	133,058

El Ceibillo, Republic of Guatemala:
Well construction	2,806,786	2,649,829
Plant and facilities	8,500	8,500
	2,815,286	2,658,329

	$18,275,472	$15,652,722

NOTE 5 – INCOME TAXES

The Company’s estimated effective income tax rate is as follows:

	For the Six Months Ended June 30,
	2015	2014
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.7	3.7
Valuation allowance	-	(37.7)
Consolidated tax rate before non-controlling interest	37.7	-
Tax effect of non-controlling interests	(17.7)	-
Net effective tax rate	20.0%	-%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the six months ended June 30, 2015, reflects a reported effective tax rate of 20.0% which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the non-controlling interest and state income taxes.

The Company currently does not have any uncertain tax positions to disclose. In the event that the Company is assessed interest or penalties on uncertain tax positions at some point in the future, it will be classified in the financial statements as tax expense.

NOTE 6 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at June 30, 2015 totaled $65,256,686 (current portion $3,419,927).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through June 30, 2015	(17,801,279)

Loan balance at June 30, 2015	$65,256,686

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 10.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013 and is scheduled to be repaid by September 2018. The loan balance at June 30, 2015 totaled $1,295,158 (current portion $400,609).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At June 30, 2015, the balance of the loan was $30,075,661 (current portion $558,999).

Auto Loans
On August 21, 2014, the Company’s wholly owned subsidiaries (U.S. Geothermal Services, LLC, USG Nevada LLC and Raft River Energy I, Inc.) purchased three trucks with down payments that totaled $47,000 and three separate loan agreements with Chrysler Capital. The loans require total monthly payments of $1,257, including interest at an average rate of 7.9% per annum until September 2020. The notes are secured by the vehicles. At June 30, 2015, the loan balances totaled $63,551 (current portion $10,305).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
June30,	Payments
2016	$4,389,840
2017	4,378,613
2018	4,274,710
2019	3,965,659
2020	4,012,900
Thereafter	75,669,334

$96,691,056

NOTE 7 – COMMON STOCK

On May 21, 2012, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s Board of Directors and pricing committee. On December 21, 2012, the Company and LPC entered into an Amendment to the Purchase Agreement to reduce the total amount that could be purchased, including the amounts already purchased, from $10,750,000 to $6,500,000. As of May 21, 2015, the Company had sold LPC an aggregate of 4,625,506 shares of common stock for net proceeds of approximately$1,343,639 (net of $86,911 broker fees). The Purchase Agreement was allowed to expire on May 21, 2015.

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2015, the Company can issue stock option grants totaling up to 16,138,714 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at December 31, 2014 and changes for the six months ended June 30, 2015:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	shares under	Price Per	Contract	Intrinsic
	options	Share	Term	Value

Balance outstanding, December 31, 2014	11,808,500	$0.62	3.52	$4,264,270
Forfeited/Expired	(450,000)	0.84	0.61	(240,180)
Exercised	(145,000)	0.31	2.15	(7,533)
Granted	2,510,000	0.49	4.89	536,207

Balance outstanding, June 30, 2015	13,723,500	$0.61	3.26	$4,552,764

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option volatility within the Black-Scholes-Merton model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan. The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

The fair value of the stock options granted was estimated using the Black-Scholes-Merton option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Six Months	For the Year
	Ended June 30,	Ended December
	2015	31, 2014
Dividend yield	0	0
Expected volatility	65%	81-100%
Risk free interest rate	0.58%	0.69-0.82%
Expected life (years)	3.26	2.94

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

On May 15, 2015, the Company awarded 2,060,000 stock options at an exercise price of $0.48 expiring on May 15, 2020 to its employees and directors.

On June 26, 2015, the Company awarded 450,000 stock options at an exercise price of $0.53 expiring on June 26, 2020 an employee of the Company.

As of June 30, 2015, there was $437,329 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 1.5 years.

Stock Compensation Plan (Restricted Shares)

Restricted shares are issued to the recipients when granted and held by the Company until vested. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares.

On June 26, 2015, the Company issued 193,396 shares of Company stock at a price of $0.53 that fully vest on June 26, 2016 to an employee of the Company. The total fair value is $102,500 and the recognized amount through June 30, 2015 was $1,385.

On May 15, 2015, the Company issued 235,000 shares of Company stock at a price of $0.48 that fully vest on May 15, 2016 to its employees and directors. The total fair value is $112,800 and the recognized amount through June 30, 2015 was $14,216.

On April 2, 2014, the Company issued 559,122 shares of Company stock at a price of $0.74 that fully vested on April 2, 2015 to its employees and directors. The total fair value of the restricted shares at the grant date was $413,750 and was fully recognized within operations as of June 30, 2015.

Stock Purchase Warrants

At June 30, 2015, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
September 16, 2015	246,285	$1.25	4,104,757	$1.25
May 23, 2017	255,721	0.44	-	-
December 21, 2017	-	-	3,310,812	0.50

NOTE 9 – FAIR VALUE MEASUREMENT

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as at fair value on a recurring basis:

At June 30, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$31,566,956	$31,566,956	$-	$-

At December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,515,067	$30,515,067	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Neal Hot Springs, Oregon; Washoe County, Nevada; Eureka County, Nevada; The Geysers, California; Raft River, Idaho and the Republic of Guatemala. The Company incurred total lease expenses for the six months ended June 30, 2015 and 2014, of $289,536 and $277,114; respectively.

The following is the total contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2015	$449,790
2016	930,463
2017	900,124
2018	865,753
2019	742,547
Thereafter	13,273,471

NOTE 11 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	June 30,	December 31,
	2015	2014

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$215,399	$230,539
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,327,862	24,818,443
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	20,441,892	21,348,110
	$44,985,153	$46,397,092

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owns a 60% interest and GGE owns a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the first six quarters of the current year, contributions were made to Gerlach by the Company and GGE that totaled $11,040 and $7,360; respectively. These contributions maintained the existing ownership interests of the two partners in Gerlach. During the fourth quarter of the year ended December 31, 2014, the Company contributed $400,000 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.65%, and increased the Company’s interest to 67.35% as of December 31, 2014. On June 16, 2015, the Company contributed $6,000 for the project’s costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.56%, and increased the Company’s interest to 67.44% .

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of comprehensive income (loss) with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the six months ended June 30, 2015, distributions were made to the Company and Enbridge that totaled $3,153,986 and $2,102,657; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of the Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At June 30, 2015, the Company had contributed approximately $17.9 million in cash and property, and RREI has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. For income tax purposes, Raft River I Holdings, LLC receives a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which will be distributed 99% to Raft River I Holdings, LLC and 1% to the Company during the first 10 years of production. During the initial years of operations, Raft River I Holdings, LLC will receive a larger allocation of cash distributions.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Raft River I Holdings LLC. The full results of Raft River Energy I LLC’s operations are reflected in the statement of comprehensive income (loss) with the elimination of the non-controlling interest identified.

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. During the six months ended June 30, 2015 and the year ended December 31, 2014, RREI made principal payments on the loan of $0 and $1,012,613; respectively. The balance of the loan, excluding accrued interest, at June 30, 2015 and December 31, 2014 was $368,249. The loan balance and related interest effects are fully eliminated during the consolidation process.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through August 11, 2015, which is considered to be the issuance date. The following events were identified for disclosure:

Turbine Air Systems, Ltd Settlement Agreement
Effective July 16, 2015, USG Oregon LLC (“USG”) and Turbine Air Systems, Ltd. (“TAS”) have reached an agreement to settle certain Basic Correction Period items that the Company deemed deficiencies under the ESA contract for construction of the Neal Hot Springs facility. In exchange for a release from a letter of credit used as correction period security, TAS has: 1) assigned to USG change orders from four vendors, 2) agreed to provide 100 man hours of consulting time, and 3) paid $329,100 to USG to offset monies due for prior and future maintenance costs. USG will offset $68,600 in invoices generated to TAS for costs already incurred, and will use the remaining $260,500 for costs anticipated in the future to resolve the deficiencies identified. The $329,100 payment from TAS has been recorded in other current assets and other current liabilities as of June 30, 2015.

Stock Repurchase Program and Other Strategic Alternatives
The Board of Directors of the Company has approved a stock repurchase program which allows up to $2.0 million of the Company’s outstanding common stock to be repurchased from the open market on the NYSE MKT. Additionally, a Special Committee of the Board has been formed to consider alternatives to increase stockholder value. The Special Committee of the Board has selected Marathon Capital to serve as its financial advisor.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “intend,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “predict,” “potential,” or similar expressions in this document or in documents incorporated by reference in this document. Examples of these forward-looking statements include, but are not limited to:

•	our business and growth strategies;

•	our future results of operations;

•	anticipated trends in our business;

•	the capacity and utilization of our geothermal resources;

•	our ability to successfully and economically explore for and develop geothermal

•	our exploration and development prospects, projects and programs, including of construction of new projects and expansion of existing projects;

•	availability and costs of drilling rigs and field services;

•	our liquidity and ability to finance our exploration and development activities;

•	our working capital requirements and availability;

•	our illustrative plant economics;

•	market conditions in the geothermal energy industry; and

•	the impact of environmental and other governmental regulation.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	the failure to obtain sufficient capital resources to fund our operations;

•	unsuccessful construction and expansion activities, including delays or cancellations;

•	incorrect estimates of required capital expenditures;

•	increases in the cost of drilling and completion, or other costs of production and operations;

•	the enforceability of the power purchase agreements for our projects;

•	impact of environmental and other governmental regulation, including delays in obtaining permits or ongoing impacts of the sequester;

•	hazardous and risky operations relating to the development of geothermal energy;

•	our ability to successfully identify and integrate acquisitions;

•	the failure of the geothermal resource to support the anticipated power capacity;

•	our dependence on key personnel;

•	the potential for claims arising from geothermal plant operations;

•	general competitive conditions within the geothermal energy industry; and

•	financial market conditions.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2015 and notes thereto included in this report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended June 30, 2015, the Company was focused on:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
•	conducting annual maintenance outages at all three operating plants;
•	conducting flow testing, optimizing power plant design, and pursuing PPA and steam sale opportunities at the WGP Geysers project;
•	drilling and testing a cooling water supply well at Neal Hot Springs;
•	working with the Guatemalan Ministry of Energy and Mines to approve a modified construction schedule;
•	permitting temperature gradient wells at San Emidio; and
•	evaluating potential new geothermal projects and acquisition opportunities.

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

Generation from the facility during the second quarter of 2015 totaled 37,232 megawatt-hours with an average of 18.64 net megawatts per hour of operation. Generation for the first half of 2015 was 90,732 megawatt-hours. Plant availability was 97.6% during the quarter, excluding the planned annual maintenance hours. All three modules completed their annual maintenance outages during the quarter.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25 year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for June 2015 was $106.79 per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the second quarter 2015 totaled 18,492 megawatt-hours, with an average of 9.2 net megawatts per hour of operation. Generation for the first half of 2015 was 40,246 megawatt-hours. Plant availability was 97.6% during the quarter, excluding the planned annual maintenance hours.

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

Generation from the facility during the second quarter 2015 totaled 17,223 megawatt-hours, with an average of 9.2 net megawatts per hour of operation. Plant availability was 99.97% during the quarter, excluding the planned annual maintenance hours. The maintenance outage for Raft River was longer than a normal annual outage at 12.6 days to allow for the first rebuild of the power plant turbines after over 7 years of operation.

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

Projects Under Development/Exploration

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2018	138	TBD
San Emidio Phase II	Nevada	100%	11	3rd Quarter 2017	65	TBD
WGP Geysers	California	100%	30	3rd Quarter 2017	160	TBD
Crescent Valley Phase I	Nevada	100%	25	1st Quarter 2018	141	TBD

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	60%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

* Target development sizes are predevelopment estimates of resource potential of unproven resources.

Property Details
	Property Size
	(square
Property	miles)	Temperature (°F)	Depth (Ft)	Technology
Neal Hot Springs	9.6	286-311	2,500-3,000	Binary
San Emidio	27.9	289-316	1,500-3,000	Binary
Raft River	10.8	275-302	4,500-6,000	Binary
Gerlach	4.7	338-352	2,000-3,000	Binary
El Ceibillo	38.6	410-526	1,800-TBD	Steam/Flash
WGP Geysers	6.0	380-598	6,000-10,000	Steam
Crescent Valley	33.3	326-351	2,000-3,000	Binary
Lee Hot Springs	4.0	280-320	1,250-5,000	Binary
Ruby Hot Springs	3.3	315-340	1,670-4,500	Binary
Vale	0.6	290-300	2,450-5,000	Binary

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

An extended flow test program of the three new wells with the highest production rate was completed in June 2015. The test program was designed and monitored by the same independent consulting firm. The three wells were tested at three different flow rates to determine the reservoir pressure and deliverability characteristics. Steam samples were taken to determine the various components of the steam for plant design purposes. All of the flow test data and chemical analysis of the steam samples have been received by the consulting firm. A full, reservoir analysis report to support project financing will be issued during the 3rd quarter. Upon completion of the reservoir analysis and power plant optimization work, the size of the new plant will be finalized.

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

Our transmission interconnection application was accepted in to the Independent Study Process by the California Independent System Operator, and has now entered the evaluation process. A new conditional use permit application was submitted to Sonoma County in June, which will replace the original conditional use permit that expired in July.

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

The modified development schedule was formally approved and signed by the Minister of the Guatemalan Ministry of Energy and Mines in July. Now that the modified development schedule has received final approval, we will commence drilling well EC-2, which is targeted at the high temperature anomaly defined by the 2014 temperature gradient drilling program and are planning well EC-3 to test a shallow lost circulation zone found by the temperature gradient program. With the schedule modification now in place that provides a reasonable time for development of the project, we will reestablish our discussions and negotiations for a Power Purchase Agreement (“PPA”).

San Emidio, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal investment tax credit.

A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An application to increase the interconnection agreement to the full 19.9 megawatts allowed under the PPA was submitted to NV Energy on January 9, 2014. Results from the System Impact Study, which is the next step in the interconnection process mandated by the Federal Energy Regulatory Commission were received on December 24, 2014. The second phase interconnection study, called the Facilities Study, was started in January 2015 and was completed in June pending a decision by NV Energy on funding upgrades to the system. NV Energy decided not to fund the upgrades, so there must be a restudy to determine the effect of this decision.

Permits were received for the expanded temperature gradient drilling program in June. Results from the recent OW drilling program combined with 1970s era, shallow temperature gradient data, indicate a high temperature trend into this south-west zone. Geophysical surveys have also identified structural trends in this area. A drill rig mobilized to the site in July and drilling has commenced.

NV Energy awarded all 200 megawatts of renewable energy in their recent Request for Proposal (RFP) to solar projects in southern Nevada, near their current load demand. We are continuing to investigate a power purchase agreement with California off-takers, where power prices are typically higher, but transmission costs must be considered.

Raft River, Idaho
The Raft River project was awarded a $11.4 million cost-shared, thermal fracturing program grant from the Department of Energy in 2011. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available, and after installing four, 300 foot deep monitoring wells with seismic geophones to allow for seismic monitoring, the first stage of injection into the well began in June 2013. Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, injection of power plant injectate has continued through the quarter, with flow into the well seeing a continuing increase from 550 gpm in the first quarter to currently over 640 gpm.

Well RRG-9 is now being utilized as a temporary injection well for the Raft River power plant as an extension of the DOE EGS program, which is expected to continue to year end. The Company’s contributions for the thermal fracturing program are made in-kind by the use of the RRG-9 well, well field data, and monitoring support.

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

In light of federal legislation that extended the qualification for the 30% Investment Tax Credit to projects that began construction prior to December 31, 2014, drilling of the first production/injection well CVP-001 (67-3) was initiated in December of 2014, following completion of gravity surveys, and analysis of prior temperature gradient drilling data. Well CVP-001 was completed on March 27th to a depth of 2,746 feet. The well exhibited modest permeability with a flowing temperature of 213°F, which makes the well suited for duty as an injection well. The next phase of development work is in the planning stages and will be dependent upon market conditions.

Operating Results

For the six months ended June 30, 2015, the Company reported net income attributable to the Company of $500,316 ($0.00 income per share) which represented an increase $313,709 (168.1% increase) from net income attributable to the Company of $186,607 reported in the same period ended 2014 ($0.00 income per share). For the three months ended June 30, 2015, the Company reported a net loss attributable to the Company of $233,820 ($0.00 loss per share) which represented a favorable decrease of $918,993 (79.7% decrease) from net loss attributable to the Company of $1,152,813 reported in the same period ended 2014 ($0.01 loss per share). Both favorable and unfavorable variances were reported related to the operations of the Company’s three power plants. Favorable variances were noted for salary and wages, stock based compensation and net income/loss attributable to non-controlling interests. A notable unfavorable variance was reported in income tax expense.

Plant Operations

Overall, plant production for the second quarter 2015 was down from the first quarter 2015 due to down time for scheduled maintenance. Contracted energy rates are lower in the second quarter for two power plants, so outages are timed during this period to minimize corresponding revenue loss. The Neal Hot Springs and the Raft River plants earn 73.3% of the contracted rate in the months of March through May.

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Six Months Ended June 30,
	2015		2014
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	8,395,441	59.3	8,668,773	61.2
San Emidio, Nevada	3,705,980	26.2	3,385,617	23.9
Raft River, Idaho	2,053,648	14.5	2,106,744	14.9
	14,155,069	100.0	14,161,134	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended June 30,
	2015		2014
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	3,188,091	55.2	3,402,318	59.1
San Emidio, Nevada	1,702,633	29.4	1,450,525	25.2
Raft River, Idaho	888,599	15.4	907,194	15.7
	5,779,323	100.0	5,760,037	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

		For the Quarter Ended,
	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2014	2014	2015	2015
Neal Hot Spring, Oregon	40,629	32,246	54,472	53,500	37,232
San Emidio, Nevada	15,686	18,240	21,745	21,754	18,492
Raft River, Idaho	18,069	18,501	20,614	20,672	17,223
	74,384	68,987	96,831	95,926	72,947

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
For the six months ended June 30, 2015, subsidiary net income was $4,038,192 which was a decrease of $228,561 (5.4% decrease) from subsidiary net income of $4,266,753 from the same period ended 2014. For the three months ended June 30, 2015, subsidiary net income was $1,027,928 which was a decrease of $168,476 (14.1% decrease) from subsidiary net income of $1,196,404 from the same period ended 2014.

Energy production for the six months ended June 30, 2015 decreased 5,945 megawatt hours (3,397 megawatt hours for the three months ended June 30, 2015) which was a 6.1% decrease (8.36% decrease for the three months ended June 30, 2015) from the same periods ended 2014. In quarter ended March 31, 2015, the plant’s three units experienced a total of 192 hours of lost production. The two primary causes for the outages were plugged vaporizers and an exciter re-alignment needed at Unit 3. In the quarter ended June 30, 2015, the plant experienced 424 hours of planned lost production for general repairs and inspections. In the quarter ended June 30, 2014, the plant lost 453 hours during the planned annual shutdown for repairs and maintenance. Overall, the plant operated less efficiently in the six months ended June 30, 2015 due to unfavorable ambient temperatures.

Plant operating costs, excluding depreciation, for the six and three months ended June 30, 2015, were consistent with the same periods ended 2014. Increases in salary and related costs were, partially, offset by cost reductions in insurance and chemical/lubricant costs. For the current six months, salaries and related costs increased $166,079 ($45,143 increase for the current three months). The increases were due to the employee bonuses, wage increases and increases in workers’ compensation premiums. On March 31, 2015, the plant employees were awarded a bonus that totaled $60,900. Average wage increases of 2.5% were awarded to plant employees in April 2015. The additional time and increases in workers’ compensation costs resulted in increases of approximately $24,500 for the six months ended June 30, 2015 ($12,100 for the three months ended June 30, 2015). A large refrigerant purchase of $95,200 was made in March 2014 to take advantage of a volume price discount.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Six Months Ended June 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	8,395,441	100.0	8,668,773	100.0	(273,332)	(3.2)

Plant expenses:
General operations	1,885,378	22.5	1,884,945	21.7	(433)	0.0
Depreciation and amortization	1,639,493	19.5	1,638,029	18.9	(1,464)	(0.1)
	3,524,871	42.0	3,522,974	40.6	(1,897)	(0.1)

Gross Profit	4,870,570	58.0	5,145,799	59.4	(275,229)	(5.3)

Other income (expense):
Interest expense	(837,430)	(10.0)	(890,227)	(10.3)	52,797	(5.9)
Other and interest income	5,051	0.1	11,182	0.1	(6,131)	(54.8)
	(832,379)	(9.9)	(879,045)	(10.2)	46,666	5.3

Subsidiary Net Income	4,038,191	48.1	4,266,754	49.2	(228,563)	(5.4)

% -	represents the percentage of total plant operating revenues.
%* -	represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended June 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,188,091	100.0	3,402,318	100.0	(214,227)	(6.3)

Plant expenses:
General operations	920,273	28.9	944,950	27.8	24,677	2.6
Depreciation and amortization	819,785	25.7	820,526	24.1	741	0.1
	1,740,058	54.6	1,765,476	51.9	25,418	1.4

Gross Profit	1,448,033	45.4	1,636,842	48.1	(188,809)	(11.5)

Other income (expense):
Interest expense	(422,597)	(13.3)	(444,895)	(13.1)	22,298	5.0
Other and interest income	2,492	0.1	4,457	0.1	(1,965)	(44.1)
	(420,105)	(13.2)	(440,438)	(12.9)	20,333	4.6

Subsidiary Net Income	1,027,928	32.2	1,196,404	35.2	(168,476)	(14.1)

% -	represents the percentage of total plant operating revenues.
%* -	represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2013	30,016	2,435,304	80.2	518,754	814,434
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,454	93.8	3,070,349	817,503
June 30, 2014	40,629	3,403,812	83.7	1,196,404	820,526
September 30, 2014	32,246	3,717,609	115.0	1,412,124	805,497
December 31, 2014	54,472	6,378,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785

* -	The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)
For the six months ended June 30, 2015, the San Emidio plant reported subsidiary net income of $820,711 which was an increase of $600,784 (273.2% increase) from the $219,927 in subsidiary net income reported in the same period ended 2014. For the three months ended June 30, 2015, the San Emidio plant reported subsidiary net income of $264,410 which was an increase of $467,834 (230.0% increase) from the $203,424 in subsidiary net loss reported in the same period ended 2014.

During the current six months, the plant produced 40,246 megawatt hours (18,492 megawatt hours current three months), which was a 9.0% increase (17.9% current three month increase) from the same periods ended 2014. In April 2014, the plant lost 415 hours of production during the planned shutdown which was more than the 120 hours (71.1% decrease) needed for the planned shut down in April 2015. The 2014 outage had required additional time to perform turbine warranty modifications.

For the six months ended June 30, 2015, the total operating costs, excluding depreciation, decreased $292,566 ($232,400 three months ended June 30, 2015), which was a 19.4% decrease (28.2% decrease for three months ended June 30, 2015) from the same periods ended 2014. Two significant cost component variances of field maintenance and taxes. On March 31, 2015, the plant employees were awarded a bonus that totaled $40,100. Average wage increases of 2.5% were awarded to plant employees in April 2015. In the quarter ended June 30, 2014, repair costs that exceeded $144,600 were incurred to repair a brine injection pump and to upgrade the well/plant communication software. The minerals proceeds tax for the State of Nevada decreased approximately $78,000 from the prior quarter ended June 30, 2014, due to changes in tax calculation methods and the higher operating costs reported in the prior year.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended June 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,705,980	100.0	3,385,617	100.0	320,363	9.5

Plant expenses:
Operations	1,211,746	32.7	1,504,312	44.4	292,566	19.4
Depreciation and amortization	632,192	17.1	629,190	18.6	(3,002)	(0.5)
	1,843,938	49.8	2,133,502	63.0	289,564	13.6

Gross Profit	1,862,042	50.2	1,252,115	37.0	609,927	48.7

Other income (expense):
Interest expense	(1,042,485)	(28.1)	(1,032,265)	(30.5)	(10,220)	(1.0)
Other income	1,154	0.0	77	0.0	1,077	#
	(1,041,331)	(28.1)	(1,032,188)	(30.5)	(9,143)	(0.9)

Subsidiary Net Income	820,711	22.1	219,927	6.5	600,784	273.2

% -	represents the percentage of total plant operating revenues.
%*	- represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# -	Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended June 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,702,633	100.0	1,450,525	100.0	252,108	17.4

Plant expenses:
Operations	590,484	34.7	822,884	56.7	232,400	28.2
Depreciation and amortization	315,846	18.5	316,283	21.8	437	0.1
	906,330	53.2	1,139,167	78.5	232,837	20.4

Gross Profit	796,303	46.8	311,358	21.5	484,945	155.8

Other income (expense):
Interest expense	(532,767)	(31.3)	(514,859)	(35.5)	(17,908)	(3.5)
Other income	874	0.0	77	0.0	797	#
	(531,893)	(31.3)	(514,782)	(35.5)	(17,111)	(3.3)

Subsidiary Net Income	264,410	15.5	(203,424)	(14.0)	467,834	230.0

% -	represents the percentage of total plant operating revenues.
%* -	represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# -	Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2013	18,039	1,628,382	90.3	(212,058)	365,314
September 30, 2013	18,317	1,531,260	83.6	355,498	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,350	312,908
June 30, 2014	15,686	1,450,526	92.5	(203,424)	316,283
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846

* -	The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations
The net loss from Raft River Energy I LLC (“RREI”) operations of $765,695 for the six months ended June 30, 2015, increased by $247,876 (47.9% increase) from the net profit for the same period ended 2014. The net loss from RREI operations of $668,764 for the three months ended June 30, 2015, decreased by $89,196 (15.4% increase) from the net loss for the same period ended 2014.

For the current six months, both energy revenues $2,053,648 ($888,599 current three months) and generation produced 37,895 megawatt hours (17,223 hours current three months) were consistent with the same periods ended 2014.

Plant operating costs, excluding depreciation, increased $230,629 for the six months ended June 30, 2015 ($69,828 for the three months ended June 30, 2015), which was a 12.2% increase (6.2% increase for the three months ended June 30, 2015) from the same periods ended 2014. The increases were primarily due to increases in salaries and maintenance costs. The largest increase was incurred for salaries and wages which increased $87,618 from the same six month period ended 2014. In March 2015, the plant employees were awarded a bonus that totaled $40,000. The remaining portion of the salary increase was primarily due to general wage increases that averaged 2.5% . In April 2015, costs that exceeded $267,000 were incurred to rebuild the turbines and inspect the generators. In April 2014, costs that exceeded $277,500 were incurred for production pump repairs. During the quarter ended March 31, 2015, the plant implemented a safety and skills training program which resulted in an increase in training costs of approximately $17,000 from the six months ended March 31, 2014.

The summarized statements of operations for RREI are as follows:

	Six Months Ended June 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	2,053,648	91.9	2,106,745	91.9	(53,097)	(2.5)
Energy credit sales	179,972	8.1	186,705	8.1	(6,733)	(3.6)
	2,233,620	100.0	2,293,450	100.0	(59,830)	(2.6)

Plant expenses:
General operations	2,126,550	95.2	1,895,921	82.7	(230,629)	(12.2)
Depreciation and amortization	870,913	39.0	856,087	37.3	(14,826)	(1.7)
	2,997,463	134.2	2,752,008	120.0	(245,455)	(8.9)

Gross Profit (Loss)	(763,843)	(34.2)	(485,558)	(20.0)	(305,285)	(66.6)

Other income (expense):
Interest expense	(23,797)	(1.1)	(59,728)	(2.6)	35,931	60.2
Other and interest income	21,945	1.0	467	0.0	21,478	#
	(1,852)	(0.1)	(59,261)	(2.6)	57,409	96.9

Subsidiary Net Loss	(765,695)	(34.3)	(517,819)	(22.6)	(247,876)	47.9

% -	represents the percentage of total plant operating revenues.
%* -	represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# -	Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended June 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	888,599	91.6	907,194	91.4	(18,595)	(2.0)
Energy credit sales	81,857	8.4	85,837	8.6	(3,980)	(4.6)
	970,456	100.0	993,031	100.0	(22,575)	(2.3)

Plant expenses:
General operations	1,188,442	122.5	1,118,614	112.6	(69,828)	(6.2)
Depreciation and amortization	438,955	45.2	428,180	43.2	(10,775)	(2.5)
	1,627,397	167.7	1,546,794	155.8	(80,603)	(5.2)

Gross Profit (Loss)	(656,941)	(67.7)	(553,763)	(55.8)	(103,178)	18.6

Other income (expense):
Interest expense	(12,194)	(1.3)	(26,009)	(2.6)	13,815	53.1
Other and interest income	371	0.1	204	0.0	167	81.9
	(11,823)	(1.2)	(25,805)	(2.6)	13,982	54.2

Subsidiary Net Loss	(668,764)	(68.9)	(579,568)	(58.4)	(89,196)	(15.4)

% -	represents the percentage of total plant operating revenues.
%* -	represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2013	17,248	823,154	49.9	(715,605)	472,094
September 30, 2013	18,687	1,260,124	69.5	(1,166)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,550	57.9	61,749	427,907
June 30, 2014	18,069	907,194	52.6	(579,569)	428,180
September 30, 2014	18,501	1,273,013	71.2	117,281	429,164
December 31, 2014	20,614	1,425,811	71.3	203,414	431,214
March 31, 2015	20,672	1,165,050	58.5	(96,930)	431,959
June 30, 2015	17,223	888,599	54.1	(668,764)	438,955

* -	Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Salaries and Wages
For the six months ended June 30, 2015, the Company reported $936,795 in salaries and wages which was a $135,261 (12.6%) decrease from $1,072,056 reported in the same period ended in 2014. For the three months ended June 30, 2015, the Company reported $554,807 in salaries and wages which was a $122,536 (18.1%) decrease from $677,343 reported in the same period ended in 2014. Salaries and wages primarily represent the compensation earned by management and development employees. Both salary levels and number of employees were consistent with the same period in the prior year; however, more salary costs were allocated to capital projects in the current periods. For the six months ended June 30, 2015, over $149,000 ($116,000 for the three months ended June 30, 2015) in salary costs were allocated to the WGP Geysers, California and the Crescent Valley, Nevada projects for drilling, testing and other development activities. Limited activities were being performed for these projects in 2014.

Stock Based Compensation
For the six months ended June 30, 2015, the Company reported a decrease of $81,793 in stock based compensation from the same period ended 2014. For the three months ended June 30, 2015, the Company reported $330,217 in stock based compensation, which was a decrease of $299,936 (47.6% decrease) from the same period ended 2014. The primary factor for the decreases was due to the timing of the stock option and the restricted share grants. Stock options of 2,060,000 and 450,000 were granted to employees and directors on May 15, 2015, and June 26, 2015; respectively. Restricted shares of 235,000 and 193,396 were granted to employees and directors on May 15, 2015 and June 26, 2015; respectively. In the prior year, the Company awarded employees 2,883,500 stock options and 559,122 restricted shares on April 2, 2014. Since the awards were granted later in the current quarter, the calculated cost of the options and restricted shares were lower than the same quarter in 2014.

The stock based compensation components are summarized as follows:

	For the Six Months Ended
	June 30,
	2015	2014	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	458,790	662,390	(203,600)	(30.7)
Stock compensation (restricted shares)	236,882	115,075	121,807	105.9
	695,672	777,465	(81,793)	(10.5)

% - represents the percentage of change from 2014 to 2015.

	For the Three Months Ended
	June 30,
	2015		2014	Variances
	$	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	314,188		541,328	(227,140)	(42.0)
Stock compensation (restricted shares)	16,029		88,825	(72,796)	(82.0)
	330,217		630,153	(299,936)	(47.6)

% - represents the percentage of change from 2014 to 2015.

Net Income Tax Expense
For the six months ended June 30, 2015, the Company reported net income taxes of $303,000. No income tax expense was recognized in the same period ended 2014. As of December 31, 2014, management believed that the more likely than not standard had been met to enable the Company to fully recognize the net deferred tax asset. In the prior periods, including the six months ended June 30, 2014, the net deferred tax asset was recognized to the extent of current period earnings. The current income tax expense represents the estimated consolidated income tax expense, less the impact of the estimated portion that belongs to the non-controlling interest entities.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the six months ended June 30, 2015, the Company reported $714,718 in net income attributable to non-controlling interests, which was a decrease of $337,436 (32.1% decrease) from the $1,052,154 net income reported in the same period ended 2014. For the three months ended June 30, 2015, the Company reported $314,527 in net loss attributable to non-controlling interests, which was an increase of $159,010 (102.2% increase) from the $155,517 net income reported in the same period ended 2014. The primary component of the variances were the operations of Raft River Energy I LLC (“RREI”) which reported a subsidiary net loss for the six and three months ended June 30, 2015 of $765,695 and $668,764, respectively. The losses increased for the six months and three months ended June 30, 2015 by $247,876 (47.9% increase) and $89,196 (15.4% increase); respectively. The primary factors for the increases were discussed above. RREI’s profits and losses are allocated based upon the terms of the partnership agreement.

The net income or (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Six Months Ended
	June 30,
Subsidiaries and Non-Controlling	2015	2014	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	1,612,077	1,694,707	(82,630)	4.9
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(882,219)	(641,467)	(240,752)	37.5
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(15,140)	(1,086)	(14,054)	#
	714,718	1,052,154	(337,436)	32.1

% - represents the percentage of change from 2014 to 2015.
# - Variance percentage was extremely high or undefined.

	For the Three Months Ended
	June 30,
Subsidiaries and Non-Controlling	2015	2014	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	407,972	478,562	(70,590)	(14.8)
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(718,558)	(633,000)	(85,558)	(13.5)
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(3,941)	(1,079)	(2,862)	(265.2)
	(314,527)	(155,517)	(159,010)	(102.2)

% - represents the percentage of change from 2014 to 2015.
 # - Variance percentage was extremely high or undefined.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the six months ended June 30, 2015:

				Exploration
	Neal Hot			Activities and	Consolid-
Statement of Operations	Springs	San Emidio	Raft River	Corporate	ated
Element	$	$	$	$	$

Gross Profit (Loss)	4,870,570	1,862,042	(763,843)	448,864	6,417,633
Expenses/(Income)	840,379	1,041,331	(21,278)	(4)3,039,167	4,899,599
Net Income(Loss) before tax expense	4,030,191	820,711	(742,565)	(2,590,303)	1,518,034
Income taxes – USG Portion	(912,000)	(309,000)	(53,000)	971,000	(303,000)
Non-controlling interests	(1)(1,612,077)	-	(2)882,219	(3)15,140	(714,718)
Net income attributable to U.S. Geothermal	1,506,114	511,711	86,654	(1,604,163)	500,316

(1)	The non-controlling interests for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interests for Raft River represents 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.
(3)	The non-controlling interests for our exploration activities represents an approximately 33% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the six months ended June 30, 2015 include:

•	Salaries and wages	$936,795
•	Stock based compensation	695,672
•	Corporate administration	623,184
•	Professional fees	633,692

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Off Balance Sheet Arrangements

As of June 30, 2015, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at June 30, 2015 are adequate to fund our general operating activities through December 31, 2016. Development of our projects under development and under exploration may require additional funding. We anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, project refinancing, obtaining letters of credit, and/or through the sale of ownership interest in tax credits and benefits. The Company continues discussions with potential investors/financers to evaluate alternatives for funding at the corporate and project levels.

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

There has been no change to our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the risk factors during the three months ended June 30, 2015.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 11, 2015	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: August 11, 2015
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employment Agreement between U.S. Geothermal Inc. and Jonathan Zurkoff effective as of April 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document