Form 10-Q
period 2015-09-30
US GEOTHERMAL INC
filed 2015-11-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 6, 2015
Common stock, par value	107,601,425
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Third Quarter Ended September 30, 2015

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	December 31, 2014

ASSETS

Current:
Cash and cash equivalents	$11,172,575	$12,994,975
Restricted cash and bonds	3,559,327	3,320,781
Trade accounts receivable	2,460,551	3,774,133
Deferred income tax asset	1,803,000	1,803,000
Other current assets	1,569,744	1,550,359
Total current assets	20,565,197	23,443,248

Restricted cash and bond reserves	17,467,052	18,690,096
Property, plant and equipment, net of depreciation	166,693,491	166,859,446
Intangible assets, net of amortization	15,311,250	15,417,514
Net deferred income tax asset	8,031,000	8,504,000
Total assets	$228,067,990	$232,914,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,693,360	$1,886,947
Related party accounts payable	3,598	5,195
Current portion of capital lease obligations	-	20,919
Current portion of notes payable	4,381,600	4,336,271
Total current liabilities	6,078,558	6,249,332

Long-term Liabilities:
Asset retirement obligations	1,400,000	1,400,000
Notes payable, less current portion	90,349,251	94,376,351
Total long-term liabilities	91,749,251	95,776,351

Total liabilities	97,827,809	102,025,683

Commitments and Contingencies (note 10)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2015 and December 31, 2014 were: 107,601,425 and 107,018,029; respectively)	107,601	107,018
Additional paid-in capital	104,696,824	103,669,371
Accumulated deficit	(18,503,681)	(19,284,860)
	86,300,744	84,491,529

Non-controlling interests	43,939,437	46,397,092
Total stockholders’ equity	130,240,181	130,888,621

Total liabilities and stockholders’ equity	$228,067,990	$232,914,304

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Plant Revenues:
Energy sales	$6,854,109	$6,649,120	$21,009,178	$20,810,254
Energy credit sales	75,738	87,885	255,710	274,590
Total plant operating revenues	6,929,847	6,737,005	21,264,888	21,084,844

Plant Expenses:
Plant production expenses	2,532,780	2,246,034	7,307,590	7,115,530
Depreciation and amortization	1,577,622	1,551,299	4,720,220	4,674,605
Total plant operating expenses	4,110,402	3,797,333	12,027,810	11,790,135

Gross Profit	2,819,445	2,939,672	9,237,078	9,294,709

Operating Expenses:
Corporate administration	263,301	216,386	886,485	808,489
Professional and management fees	185,005	186,849	818,697	754,796
Salaries and wages	388,125	400,950	1,324,920	1,473,006
Stock based compensation	282,815	321,306	978,487	1,098,771
Travel and promotion	74,358	60,362	148,866	160,356
Exploration costs	3,826	27,221	72,557	70,709
Operating Income	1,622,015	1,726,598	5,007,066	4,928,582

Interest Expense	927,730	1,089,686	2,855,816	3,079,415
Other (income) expense	(70,794)	(58,905)	(131,863)	(85,412)

Income Before Income Tax Expense	765,079	695,817	2,283,113	1,934,579

Income Tax Expense	170,000	-	473,000	-

Net Income	595,079	695,817	1,810,113	1,934,579

Net income attributable to the non- controlling interests	(314,215)	(614,037)	(1,028,934)	(1,666,191)

Net Income Attributable to U.S. Geothermal Inc.	280,864	81,780	781,179	268,388

Other Comprehensive Income:
Unrealized income on investment in equity securities	-	-	-	27,321

Comprehensive Income Attributable to U.S. Geothermal Inc.	$280,864	$81,780	$781,179	$295,709

Basic Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.00	0.00	$0.01	$0.00
Diluted Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.00	0.00	$0.01	$0.00

Shares used in the calculation of income per share:
Basic	107,164,333	104,028,476	106,902,666	103,050,740
Diluted	108,359,065	106,650,359	108,584,804	105,854,992

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended September 30,
	2015	2014

Operating Activities:
Net Income	$1,810,113	$1,934,579
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	4,809,489	4,772,192
Stock based compensation	978,487	1,098,771
Loss on sale of securities	-	27,967
Gain on software refund	-	(13,239)
Change in deferred income taxes	473,000	-
Net changes in:
Trade accounts receivable	1,313,582	1,588,546
Accounts payable and accrued liabilities	(227,414)	(1,320,909)
Prepaid expenses and other	(19,385)	(284,157)
Total cash provided by operating activities	9,137,872	7,803,750

Investing Activities:
Purchases of property, plant and equipment	(4,529,040)	(2,874,316)
Acquisition of subsidiaries	-	(6,782,445)
Deposits on costs related to acquisition	-	(187,794)
Proceeds from sale of equities held for investment	-	41,528
Proceeds from software refund	-	31,120
Net release (funding) of restricted cash reserves and bonds	984,498	1,051,844
Total cash used by investing activities	(3,544,542)	(8,720,063)

Financing Activities:
Issuance of common stock	49,549	1,634,918
Contributions from non-controlling interest	-	7,360
Distributions to non-controlling interest	(3,462,589)	(15,048,334)
Principal payments on notes payable and other obligations	(3,981,771)	(3,683,631)
Principal payments on capital leases	(20,919)	(35,812)
Total cash used by financing activities	(7,415,730)	(17,125,499)

Increase (Decrease) in Cash and Cash Equivalents	(1,822,400)	(18,041,812)

Cash and Cash Equivalents, Beginning of Period	12,994,975	28,736,934

Cash and Cash Equivalents, End of Period	$11,172,575	$10,695,122

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$8,230	$425,529
Non-cash distributions to non-controlling interest	24,000	-

Other Items:
Interest paid	3,305,363	3,538,629

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Nine Months Ended September 30, 2015 and Year Ended December 31, 2014

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at December 31, 2013	102,094,542	$102,094	$100,381,207	$(30,898,571)	$(27,321)	$58,155,480	$127,712,889

Distributions to non-controlling interest entities	-	-	-	-	-	(15,048,334)	(15,048,334)
Non-controlling equity contributions	-	-	-	-	-	7,360	7,360
Stock issued to shareholders of acquired company	692,769	693	317,981	-	-	-	318,674
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	2,594,596	2,595	1,294,703	-	-	-	1,297,298
Stock compensation	559,122	559	1,338,936	-	-	-	1,339,495
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	11,613,711	-	3,282,586	14,896,297

Balance at December 31, 2014	107,018,029	107,018	103,669,371	(19,284,860)	-	46,397,092	130,888,621

Distributions to non-controlling interest entities	-	-	-	-	-	(3,486,589)	(3,486,589)
Stock issued by the exercise of employee stock options	155,000	155	49,394	-	-	-	49,549
Stock compensation	428,396	428	978,059	-	-	-	978,487
Net income	-	-	-	781,179	-	1,028,934	1,810,113
Balance at September 30, 2015	107,601,425	$107,601	$104,696,824	$(18,503,681)	$-	$43,939,437	$130,240,181

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2015

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

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2015 and our operating results and cash flows for the nine months ended September 30, 2015 and 2014. The accompanying financial information as of December 31, 2014 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 (our “Annual Report”).

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware);
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala);
xiv)	Geysers USG Holdings Inc. (incorporated in the State of Delaware);
xv)	Western GeoPower, Inc. (incorporated in the State of California);
xvi)	USG Mayacamas Inc. (incorporated in the State of Delaware);
xvii)	Mayacamas Energy LLC (organized in the State of California);
xviii)	Skyline Geothermal LLC (organized in the State of Delaware);
xix)	Skyline Geothermal Holding, Inc. (incorporated in the State of Delaware); and
xx)	Earth Power Resources Inc. (incorporated in in the State of Delaware).

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2015 and December 31, 2014, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At September 30, 2015, the Company’s total cash balance, excluding money market funds, was $3,198,731 and bank deposits amounted to $3,269,799. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $1,682,177 was not covered by or was in excess of FDIC insurance guaranteed limits. At September 30, 2015, the Company’s money market funds invested, primarily, in government backed securities totaled $28,996,523 and were not subject to deposit insurance.

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

Common stock purchase warrants, broker warrants and options not used in the diluted share calculations were as follows:

	September 30,
	2015	2014
Three Months Ended	10,684,542	10,007,292
Nine Months Ended	11,134,542	10,007,292

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-02 (“Update 2015-02”), Amendments to the Consolidation Analysis, Consolidation (Topic 810). Update 2015-02 provides modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. Update 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company currently consolidates variable interest entities and may create or acquire variable interest entities for future endeavors. Management is still evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

Business Combinations
In September 2015, FASB issued Accounting Standards Update No. 2015-16 (“Update 2015-16”), Business Combinations (Topic 805), Simplifying the Accounting Measurement-Period Adjustments. Update 2015-16 provides additional guidance on how to account for provisional costs of business combinations that are incomplete at the end of a reporting period. The amendment to this Update is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The specific circumstances addressed in this Update do not currently apply to the Company. However, the Company may engage in transactions subject to the guidance of this Update in future periods. Management will continue to evaluate the possible impact that this guidance may have on future consolidated financial statements.

Presentation of Debt Issuance Costs
In April 2015, FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, Interest-Imputation of Interest (Subtopic 835-30). In August 2015, FASB issued Accounting Standards Update No. 2015-15, Interest – Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Topic 835-35). These Updates require that debt issuance costs related to a recognized debt liability, including some costs related to line of credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the Updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Management is still evaluating the impact and the timing of adoption of these Updates.

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued Accounting Standards Update No. 2015-14 (“Update 2015-14”), Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. Update 2015-14 extends the effective date of this guidance for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. Management is currently evaluating the impact the guidance defined by Update 2014-09 will have on our consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2015	2014
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Revenue Account	560,461	188,930
Prudential Capital Group, Debt Service Reserves	1,595,225	-
Bureau of Land Management, Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Payment Account	423,641	2,151,851
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000

	$3,559,327	$3,320,781

Long-term restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2015	2014
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	-	1,594,605
Prudential Capital Group, Maintenance Reserves	586,218	604,529
Prudential Capital Group, Well Reserves	155,402	212,298
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,541,868	2,582,606
U.S. Department of Energy, Short Term Well Field Reserves	4,506,774	4,505,150
U.S. Department of Energy, Long-Term Well Field Reserves	4,966,171	4,761,927
U.S. Department of Energy, Capital Expenditure Reserves	2,971,721	2,690,083

	$17,467,052	$18,690,096

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. See note 2 for details. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at September 30, 2015 and December 31, 2014.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2015, the Company focused development activities on the San Emidio Phase II; Guatemala and WGP Geysers projects with development spending totaling approximately $1,365,000 for the quarter. Drilling and testing costs of approximately $508,000 were incurred on the San Emidio Phase II. Drilling costs exceeded $603,000 in Guatemala. Costs were incurred at WGP Geysers for site preparation, an interconnection study and well field testing that totaled approximately $253,000. In September 2015, the Company disposed of the fully depreciated old power plant located in San Emidio, Nevada at its historical cost of $2,275,475.

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	December 31,
	2015	2014
Land	$3,275,122	$3,211,010
Power production plant	159,800,893	162,076,367
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	2,058,951	1,796,807
	176,326,342	178,275,560

Less: accumulated depreciation	(29,466,586)	(27,068,836)
	146,859,756	151,206,724
Construction in progress	19,833,735	15,652,722

	$166,693,491	$166,859,446

Depreciation expense was charged to plant operations and general expenses for the following periods:

	September 30,
	2015	2014

Three months ended	$1,562,860	$1,538,721
Nine months ended	4,673,225	4,635,928

Changes in construction in progress are summarized as follows:

	For the Nine
	Months Ended	For the Year
	September 30,	Ended December
	2015	31, 2014
Beginning balances	$15,652,722	$6,354,503
Development/construction	4,181,013	3,730,371
Grant reimbursements and rebates	-	(632,210)
Acquisitions	-	6,200,058
Ending balances	$19,833,735	$15,652,722

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	September 30,	December 31,
	2015	2014
Raft River, Idaho:
Unit I, well improvements	$104,960	$-
Unit II, power plant, substation and transmission lines	750,493	750,493
Unit II, well construction	2,133,064	2,127,547
	2,988,517	2,878,040
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	423,536	383,536
Unit II, well construction	3,751,446	3,133,873
	4,174,982	3,517,409
Neal Hot Springs, Oregon:
Power plant and facilities	12,853	6,477
Well construction	231,193	-
	244,046	6,477

WGP Geysers, California:
Power plant and facilities	319,988	319,988
Well construction	7,554,832	6,139,421
	7,874,820	6,459,409
Crescent Valley, Nevada:
Well construction	1,132,569	133,058
El Ceibillo, Republic of Guatemala:
Well construction	3,410,301	2,649,829
Plant and facilities	8,500	8,500
	3,418,801	2,658,329

	$19,833,735	$15,652,722

NOTE 5 – INCOME TAXES

The Company’s estimated effective income tax rate is as follows:

	For the Nine Months Ended
	September 30,
	2015	2014
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.7	3.7
Valuation allowance	-	(37.7)
Consolidated tax rate before non-controlling interest	37.7	-
Tax effect of non-controlling interests	(17.0)	-
Net effective tax rate	20.7%	-%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the nine months ended September 30, 2015, reflects a reported effective tax rate of 20.7% which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the non-controlling interest and state income taxes.

The Company currently does not have any uncertain tax positions to disclose. In the event that the Company is assessed interest or penalties on uncertain tax positions at some point in the future, it will be classified in the financial statements as tax expense.

NOTE 6 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at September 30, 2015 totaled $63,546,722 (current portion $3,375,448).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through September 30, 2015	(19,511,243)

Loan balance at September 30, 2015	$63,546,722

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 10.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013 and is scheduled to be repaid by September 2018. The loan balance at September 30, 2015 totaled $1,198,223 (current portion $406,341).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At September 30, 2015, the balance of the loan was $29,946,751 (current portion $592,969).

Auto Loans
On August 21, 2014, the Company’s wholly owned subsidiaries (U.S. Geothermal Services, LLC, USG Nevada LLC and Raft River Energy I, Inc.) purchased three trucks with down payments that totaled $47,000 and three separate loan agreements with Chrysler Capital. The U.S. Geothermal Services, LLC loan was paid in full on September 30, 2015. The remaining two loans require total monthly payments of $764, including interest at an average rate of 6.39% per annum until September 2020. The notes are secured by the vehicles. At September 30, 2015, the loan balances totaled $39,155 (current portion $6,842).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
September 30,	Payments
2016	$4,381,600
2017	4,084,376
2018	3,828,444
2019	3,683,130
2020	3,727,606
Thereafter	75,025,695

$94,730,851

NOTE 7 – COMMON STOCK

On May 21, 2012, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $10,750,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement and imposed by the Company’s Board of Directors and pricing committee. On December 21, 2012, the Company and LPC entered into an Amendment to the Purchase Agreement to reduce the total amount that could be purchased, including the amounts already purchased, from $10,750,000 to $6,500,000. As of May 21, 2015, the Company had sold LPC an aggregate of 4,625,506 shares of common stock for net proceeds of approximately $1,343,639 (net of $86,911 broker fees). The Purchase Agreement was allowed to expire on May 21, 2015.

On September 18, 2015, the Company issued 10,000 shares of common stock as a result of an employee exercising stock options priced at $0.46 per share.

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2015, the Company can issue stock option grants totaling up to 16,140,214 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at December 31, 2014 and changes for the nine months ended September 30, 2015:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	shares under	Price Per	Contract	Intrinsic
	options	Share	Term	Value

Balance outstanding, December 31, 2014	11,808,500	$0.62	3.52	$4,264,270
Forfeited/Expired	(1,550,000)	0.86	0.18	(845,500)
Exercised	(155,000)	0.32	2.19	(23,889)
Granted	2,510,000	0.49	4.89	536,207
Balance outstanding, September 30, 2015	12,613,500	$0.57	2.75	$3,931,088

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

On September 18, 2015, 10,000 stock options exercisable at the price of $0.46 were exercised by an employee.

On September 10, 2015, 1,100,000 stock options exercisable at a price of $0.86 expired without exercise.

As of September 30, 2015, there was $215,804 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 1.25 years.

Common Stock Compensation Plan (Restricted Shares)

Restricted shares are issued to the recipients when granted and held by the Company until vested. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares.

Stock Purchase Warrants

At September 30, 2015, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
May 23, 2017	255,721	$0.44	-	$-
December 21, 2017	-	-	3,310,812	0.50

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
Level 3 – Unobservable inputs that are not corroborated by market data. The inputs require significant management judgement or estimation.

The following table discloses, by level within the fair value hierarchy, the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet at fair value on a recurring basis:

At September 30, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$28,996,523	$28,996,523	$-	$-

At December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,515,067	$30,515,067	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties in Neal Hot Springs, Oregon; Washoe County, Nevada; Eureka County, Nevada; The Geysers, California; Raft River, Idaho and the Republic of Guatemala. The Company incurred total lease expenses for the nine months ended September 30, 2015 and 2014, of $418,813 and $408,429; respectively.

The following is the total remaining contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2015	$224,895
2016	930,463
2017	900,124
2018	865,753
2019	742,547
Thereafter	13,273,471

NOTE 11 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	September 30,	December 31,
	2015	2014

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$215,238	$230,539
Oregon USG Holdings LLC interest held by Enbridge Inc.	23,628,343	24,818,443
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	20,095,856	21,348,110
	$43,939,437	$46,397,092

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the first nine months of the year ended December 31, 2014, contributions were made to Gerlach by the Company and GGE that totaled $11,040 and $7,360; respectively. These contributions maintained the existing ownership interests of the two partners in Gerlach. During the fourth quarter of the year ended December 31, 2014, the Company contributed $400,000 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.65%, and increased the Company’s interest to 67.35% as of December 31, 2014. On June 16, 2015, the Company contributed $6,000 for the project’s costs that were not proportionally matched by GGE. These contributions effectively further reduced GGE’s ownership interest to 32.56%, and increased the Company’s interest to 67.44% .

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of comprehensive income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the nine months ended September 30, 2015, distributions were made to the Company and Enbridge that totaled $5,193,882 and $3,462,588; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of comprehensive income with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Raft River I Holdings, LLC a subsidiary of the Goldman Sachs Group, Inc. An Operating Agreement governs the rights and responsibilities of both parties. At September 30, 2015, the Company had contributed approximately $17.9 million in cash and property, and Raft River I Holdings, LLC has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. For income tax purposes, Raft River I Holdings, LLC receives a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which will be distributed 99% to Raft River I Holdings, LLC and 1% to the Company during the first 10 years of production. During the initial years of operations, Raft River I Holdings, LLC will receive a larger allocation of cash distributions.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Raft River I Holdings LLC. The full results of Raft River Energy I LLC’s operations are reflected in the statement of comprehensive income with the elimination of the non-controlling interest identified.

Effective May 17, 2011, a repair services agreement (“RSA”) was executed between RREI and U.S. Geothermal Services, LLC for the purpose of funding repairs of two underperforming wells. The agreement defined terms of the RSA repair costs and RSA repair management fees that would be funded by the loan. The outstanding loan balance will accrue interest at 12.0% per annum. The RSA payments will be made preferentially from project cash flow at a rate of 90% of increased cash created by the repairs and cash availability on a quarterly basis. The repairs were completed in January 2012. During the nine months ended September 30, 2015 and the year ended December 31, 2014, RREI made principal payments on the loan of $0 and $1,012,613; respectively. The balance of the loan, excluding accrued interest, at September 30, 2015 and December 31, 2014 was $368,249. The loan balance and related interest effects are fully eliminated during the consolidation process. On October 19, 2015, the RSA loan was paid in full.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through November 9, 2015, which is considered to be the issuance date. The following event was identified for disclosure:

Equipment Purchase
Subsequent to September 30, 2015, the Company entered into an agreement to acquire all of the major and long lead equipment for the construction of three binary geothermal power plants. The equipment was part of an order for six plant units by a geothermal developer, but only three had been installed. The components for the remaining three units have been held in storage and upon closing of the transaction will be moved to a Company owned site. The equipment is from the same manufacturers, and is of a similar size and design, to that installed at the Company’s Neal Hot Springs and San Emidio power plants. The design output of the acquired units totals approximately 35 megawatts. The Company will pay $1.5 million for the equipment.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “intend,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “predict,” “potential,” or similar expressions in this document or in documents incorporated by reference in this document. Examples of these forward-looking statements include, but are not limited to:

•	our business and growth strategies;

•	our future results of operations;

•	anticipated trends in our business;

•	the capacity and utilization of our geothermal resources;

•	our ability to successfully and economically explore for and develop geothermal resources;

•	our exploration and development prospects, projects and programs, including timing and cost of construction of new projects and expansion of existing projects;

•	availability and costs of drilling rigs and field services;

•	our liquidity and ability to finance our exploration and development activities;

•	our working capital requirements and availability;

•	our illustrative plant economics;

•	market conditions in the geothermal energy industry; and

•	the impact of environmental and other governmental regulation.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2015 and notes thereto included in this quarterly report and our filed Annual Report.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM” and on the Toronto Stock Exchange under the symbol “GTH”.

For the quarter ended September 30, 2015, the Company was focused on:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
•	drilling temperature gradient wells at San Emidio;
•	completing a reservoir report, optimizing power plant design, working on permitting, and pursuing PPA and steam sale opportunities at the WGP Geysers project;
•	drilling and testing a cooling water supply well at Neal Hot Springs;
•	drilling a resource well at El Ceibillo and finalizing approval to incorporate the modified construction schedule in the concession agreement;
•	supporting the Special Committee of the Board in their process to evaluate strategic alternatives to increase shareholder value; and
•	evaluating potential new geothermal projects and acquisition opportunities.

Project Overview

The following is a list of projects that are in operation, under development or under exploration. Projects in operation currently have producing geothermal power plants. Projects under development have a geothermal resource discovery or may have wells in place, but require the drilling of new or additional production and injection wells in order to supply enough geothermal fluid sufficient to operate a commercial power plant. Projects under exploration do not have a geothermal resource discovery occurrence yet, but have significant thermal and other physical evidence that warrants the expenditure of capital in search of the discovery of a geothermal resource. Due to inflation and marketplace increases in the costs of labor and construction materials, estimates provided for project development costs could understate actual costs.

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

Generation from the facility during the third quarter of 2015 totaled 33,497 megawatt-hours with an average of 15.4 net megawatts per hour of operation. Generation for the first three quarters of 2015 was 124,229 megawatt-hours. Plant availability was 98.5% during the quarter, and 97.6% for the nine months. A 2.5 day maintenance outage was taken on Unit 3 to replace to a high pressure feed pump under the terms of the Equipment Supply Agreement (“ESA”).

A settlement was reached with Turbine Air Systems under the terms of the ESA, and five of their key equipment suppliers on July 16, 2015. The settlement agreement provided a cash payment to the project company, USG Oregon LLC, a commitment to finalize equipment repairs and upgrades, and an extended warranty for equipment that is repaired or replaced.

A second water supply exploration well was drilled during the quarter seeking groundwater for a potential water cooling project to increase summer power generation at the project. The first well was drilled in May and found water, but was proven to be connected to nearby surface water and cannot be used due to State of Oregon regulations. The second well drilled also encountered water and was flow tested for a period of six weeks, was not connected to surface waters, and achieved steady state production at approximately 170 gpm. The minimum amount of water needed for a hybrid cooling system is approximately 200 gpm per module. Additional studies are being conducted to develop new fresh water drilling targets so we can continue exploring for a reliable water source to satisfy all three modules. A purchase or long term lease of existing surface water or groundwater rights is also being studied. An initial study of various hybrid cooling methods was completed by Power Engineers which confirms the economic viability of hybrid cooling if enough water can be found.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25 year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for September 2015 was $106.79 per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the third quarter 2015 totaled 18,924 megawatt-hours, with an average of 8.7 net megawatts per hour of operation. Generation for the first three quarters of 2015 was 59,170 megawatt-hours. Plant availability was 98.9% during the quarter, and 99.6% for the nine months.

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

Generation from the facility during the third quarter 2015 totaled 15,950 megawatt-hours, with an average of 8.7 net megawatts per hour of operation. Generation for the first three quarters of 2015 was 53,845 megawatt-hours. Plant availability was 82.7% during the quarter, which includes a 12.5 day unplanned maintenance outage in August that was required to replace the bearings on the two facility turbines. Availability for the first nine months averaged 93.8% .

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The average price paid under the PPA for 2015 is $62.00 per megawatt-hour.

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

Projects Under Development/Exploration

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2018	138	TBD
San Emidio Phase II	Nevada	100%	11	3rd Quarter 2017	65	TBD
WGP Geysers	California	100%	30	3rd Quarter 2017	160	TBD
Crescent Valley Phase I	Nevada	100%	25	1st Quarter 2018	141	TBD

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.4%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

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

Equipment Purchase
Subsequent to September 30, 2015, the Company entered into an agreement to acquire all of the major and long lead equipment for the construction of three binary geothermal power plants. The equipment was part of an order for six plant units by a geothermal developer, but only three had been installed. The components for the remaining three units have been held in storage and upon closing of the transaction will be moved to a Company owned site. The equipment is from the samemanufacturers, and is of a similar size and design, to that installed at the Company’s Neal Hot Springs and San Emidio power plants. The design output of the acquired units totals approximately 35 megawatts. The Company will pay $1.5 million for the equipment, which is approximately 5% of what the equipment originally cost, a saving of roughly over $28 million.

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

An extended flow test program of the three new wells with the highest production rate was completed in June 2015 confirming that the three largest wells were still open and ready for production. The fourth production well was used to inject the produced fluid and was not tested. GeothermEx Inc. (a Schlumberger company) designed the isochronal (step rate) flow test program and monitored the testing of the wells. A step rate test is designed such that each well is flowed at different rates through a fixed orifice, and the resulting pressure in the reservoir is measured both before, during and after the test. This data is used to determine the reservoirs potential size and production characteristics.

Based on this data, GeothermEx reported in September that the four production wells are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These longer term tests show the wells would initially produce a combined total of 458,000 pounds per hour of steam compared to 462,000 pounds per hour of steam from short term tests performed when the wells were first drilled, demonstrating that the capacity of the wells is virtually unchanged. Using the average steam production rate from these wells and an assumed interference factor of 30%, GeothermEx estimates that an additional two to three production wells would be needed to support the long term operation of a 28.8 MW (net) plant.

Two methods were used to estimate the long term capacity of the WGP project, and both support a high probability that a 28.8 MW (net) plant can be operated for 25 years, given the modern plant design and the available productive area. The first is the p/z method, an established natural gas reservoir engineering calculation that is routinely used at The Geysers. Based on the plant design and the increase in available injection that would result from WGP’s planned hybrid cooling system, GeothermEx estimates that the reservoir could support the 28.8 MW (net) plant for up to 54 years. The second method, which is an empirical approach based on GeothermEx’s extensive experience at The Geysers, was used to estimate the steam production capacity per acre within the productive area of a geothermal leasehold. On this basis, it was determined that the productive acreage within the WGP leasehold has steam reserves sufficient to supply up to 44 MW (net) with a conventional injection level of 25%, and potentially more at the higher injection levels associated with the planned hybrid cooling system.

Engineering optimization of the power plant design is continuing with a focus on the new hybrid plant design that includes both water and air cooling. This design will dramatically increase the volume of water available for injection back into the reservoir. Traditional water cooled steam plants re-inject approximately 20 to 25% of the water that is removed during power generation, while a hybrid design may re-inject 65% or more of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project.

Our transmission interconnection application is proceeding under the Independent Study Process that is being conducted by the California Independent System Operator. The first phase study, the Interconnection System Impact and Facilities Study Report was completed on October 8, 2015. The study shows that the interconnection is feasible and that the preliminary cost is estimated at $1.9 million. A new conditional use permit application was submitted to Sonoma County in June, which will replace the original conditional use permit that expired in July.

El Ceibillo, Republic of Guatemala
A geothermal energy rights concession, located 14 kilometers southwest of Guatemala City, was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession has a five year term for the development and construction of a power plant. There are 24,710 acres (100 square kilometers) in the concession which is at the center of the Aqua and Pacaya twin volcano complex.

The modified development schedule was formally approved and signed by the Minister of the Guatemalan Ministry of Energy and Mines on July 21, 2015. A second step required for the change was completed on October 13, 2015 when the modified development schedule was formally incorporated into to the concession agreement. With the schedule modification and updated concession agreement now in place that provides a Commercial Operation Date during the second quarter of 2018, we will reestablish our discussions and negotiations for a Power Purchase Agreement.

A nine hole temperature gradient drilling program completed in 2014 outlined a high temperature anomaly in which two of the shallow wells intersected high temperature fluid, but not in commercial quantity. As a follow up to that program, well EC-2 was started on August 6, 2015, and after drilling to a depth of 667 feet (203 meters) the drill bit assembly became stuck and could not be retrieved. The hole was abandoned and replacement well EC-2A was started on September 3, 2015. Well EC-2A intersected a zone of high permeability at a depth of 1,300 feet (396 meters). Flow testing of EC-2A confirmed that a commercial resource has been discovered with a flowing temperature of 398°F (198.5°C) .

Based on the discovery at EC-2A, two additional wells have been sited to further extend the resource area to the south and west of the known high temperature permeability, and to test a deeper horizon in the system. Drill pads are being constructed and drilling of the next well is expected to begin within the next few weeks as weather allows. Pending the results of these two wells, a decision will be made on the location for a full production size well to fully test the resource to determine its size and production characteristics.

San Emidio, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal investment tax credit.

Permits were received for a five hole temperature gradient drilling program in June, which was designed to follow up on past drilling activities and geophysical/structural models. A driller was mobilized to the site, and drilling started on July 27, 2015. Five 1,000 feet deep temperature gradient wells were completed. All of the wells encountered high bottom hole temperatures and anomalously high temperature gradients. Bottom hole temperatures ranged from 224°F to 274°F and temperature gradients in four of the wells ranged from 12.4°F/100’ in the hole with the highest bottom hole temperature to 14.9°F/100’ . These results are considered to be indicative of a nearby, active geothermal system at depth. A second phase program to deepen the two most prospective wells is being permitted with the Bureau of Land Management and is expected to be carried out during the fourth quarter, weather permitting. Additional temperature gradient wells to further expand the anomaly are also under consideration, but will have to be permitted separately after additional cultural surveys are done.

A Small Generator Interconnection Agreement for 16 megawatts of transmission capacity was executed with Sierra Pacific Power Company on December 28, 2010. An application to increase the interconnection agreement by 3.9 megawatts, to a total of 19.9 megawatts was submitted to NV Energy on January 9, 2014. Results from the System Impact Study, which is the first step in the interconnection process were received on December 24, 2014. The second phase interconnection study, called the Facilities Study, was started in January 2015 and was completed in June pending a decision by NV Energy on funding upgrades to the system. NV Energy decided not to fund the upgrades and completed the Interconnection System Impact Restudy on September 28. The Restudy determined that the interconnection is feasible, but with a significant increase in the estimated cost, due to a change in cost allocation by NV Energy. A meeting was held with NV Energy to discuss the results and anticipated costs in late October.

Raft River, Idaho
The Raft River project was awarded an $11.4 million cost-shared, thermal stimulation program grant from the Department of Energy in 2011. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available, and after installing four, 300 foot deep monitoring wells with seismic geophones to allow for seismic monitoring, the first stage of injection into the well began in June 2013. Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, injection of power plant injectate has continued through the quarter, with flow into the well seeing a continuing increase from its initial 20 gpm to currently over 785 gpm, indicating a tremendous success.

Well RRG-9 continues to be used temporarily as an injection well for the Raft River power plant as an extension of the DOE EGS program, which is expected to continue to year end. The Company’s contributions for the thermal stimulation program are made in-kind by the use of the RRG-9 well, well field data, and through ongoing monitoring support.

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

Operating Results

For the nine months ended September 30, 2015, the Company reported net income attributable to the Company of $781,179 ($0.01 income per share) which represented an increase $512,791 (191.1% increase) from net income attributable to the Company of $268,388 reported in the same period ended 2014 ($0.00 income per share). For the three months ended September 30, 2015, the Company reported net income attributable to the Company of $280,864 ($0.00 income per share) which represented an increase of $199,084 (243.4% increase) from net income attributable to the Company of $81,780 reported in the same period ended 2014 ($0.00 income per share). Both favorable and unfavorable variances were reported related to the operations of the Company’s three power plants. Favorable variances were noted for salary and wages, stock based compensation and net income/loss attributable to non-controlling interests. A notable unfavorable variance was reported in income tax expense.

Plant Operations

A summary of energy sales by plant location for the two reporting periods are as follows:

	For the Nine Months Ended September 30,
	2015		2014
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	12,400,157	59.0	12,381,761	59.5
San Emidio, Nevada	5,448,729	25.9	5,048,736	24.3
Raft River, Idaho	3,160,292	15.1	3,379,757	16.2
	21,009,178	100.0	20,810,254	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended September 30,
	2015		2014
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	4,004,715	58.5	3,712,988	55.9
San Emidio, Nevada	1,742,750	25.4	1,663,119	25.0
Raft River, Idaho	1,106,643	16.1	1,273,013	19.1
	6,854,108	100.0	6,649,120	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

		For the Quarter Ended,
	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2014	2015	2015	2015
Neal Hot Spring, Oregon	32,246	54,472	53,500	37,232	33,498
San Emidio, Nevada	18,240	21,745	21,754	18,492	18,924
Raft River, Idaho	18,501	20,614	20,672	17,223	15,950
	68,987	96,831	95,926	72,947	68,372

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the nine months ended September 30, 2015, subsidiary net income was $5,689,221 which was an increase of $10,344 (0.2% increase) from subsidiary net income of $5,678,877 from the same period ended 2014. For the three months ended September 30, 2015, subsidiary net income was $1,651,029 which was an increase of $238,905 (16.9% increase) from subsidiary net income of $1,412,124 from the same period ended 2014.

Overall, energy sales for the nine months ended September 30, 2015 was consistent with the same period ended 2014. The contracted rate increase offset the decrease in energy production that occurred in the first and second quarter 2015. In quarter ended March 31, 2015, the plant’s three units experienced a total of 192 hours of lost production. The two primary causes for the outages were plugged vaporizers and a generator re-alignment needed at Unit 3. In the quarter ended June 30, 2015, the plant experienced 424 hours of planned lost production for general repairs and inspections. In the quarter ended September 30, 2015, the plant’s production increased 3.88% compared to the same quarter in 2014. In the current quarter, the three units lost a total of 104 hours of production. The largest losses were incurred at Unit 3 (73 total lost hours), which experienced difficulties with the refrigerant feed pumps.

Plant operating costs, excluding depreciation and amortization, for the nine months ended September 30, 2015, increased $162,418 which was a 5.7% ($161,985, which was a 17.0% increase for the three months ended September 30, 2015) from the same period ended 2014. For the current nine months, salaries and related costs increased $167,952 ($1,873 increase for the current three months). The compensation increases were due to the employee bonuses, wage increases and increases in workers’ compensation premiums. On March 31, 2015, the plant employees were awarded a bonus that totaled $83,179. Average wage increases of 2.5% were awarded to plant employees in April 2015. The additional time and increases in workers’ compensation costs resulted in increases of approximately $24,700 for the nine months ended September 30, 2015 ($227 for the three months ended September 30, 2015). In addition to compensation increases, a major planned purchase of refrigerant was made for $91,505 in the current quarter.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

		Nine Months Ended September 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	12,400,157	100.0	12,381,760	100.0	18,397	0.1

Plant expenses:
General operations	3,000,677	24.2	2,838,259	22.9	(162,418)	(5.7)
Depreciation and amortization	2,458,942	19.8	2,443,525	19.8	(15,417)	(0.6)
	5,459,619	44.0	5,281,784	42.7	(177,835)	(3.4)

Gross Profit	6,940,538	56.0	7,099,976	57.3	(159,438)	(2.2)

Other income (expense):
Interest expense	(1,258,480)	(10.1)	(1,436,902)	(11.6)	178,422	12.4
Other and interest income	7,163	0.0	15,803	0.1	(8,640)	(54.7)
	(1,251,317)	(10.1)	(1,421,099)	(11.5)	169,782	11.9

Subsidiary Net Income	5,689,221	45.9	5,678,877	45.8	10,344	0.2

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

		Three Months Ended September 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	4,004,715	100.0	3,712,988	100.0	291,727	7.9

Plant expenses:
General operations	1,115,298	27.8	953,313	25.7	(161,985)	(17.0)
Depreciation and amortization	819,450	20.5	805,497	21.7	(13,953)	(1.7)
	1,934,748	48.3	1,758,810	47.4	(175,938)	(10.0)

Gross Profit	2,069,967	51.7	1,954,178	52.6	115,789	5.9

Other income (expense):
Interest expense	(421,050)	(10.5)	(546,676)	(14.7)	125,626	23.0
Other and interest income	2,112	0.0	4,622	0.1	(2,510)	(54.3)
	(418,938)	(10.5)	(542,054)	(14.6)	123,116	22.7

Subsidiary Net Income	1,651,029	41.2	1,412,124	38.0	238,905	16.9

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

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2013	25,832	2,875,686	110.9	829,374	810,573
December 31, 2013	53,445	6,058,169	113.3	3,644,359	812,766
March 31, 2014	56,047	5,266,454	93.8	3,070,349	817,503
June 30, 2014	40,629	3,403,812	83.7	1,196,404	820,526
September 30, 2014	32,246	3,717,609	115.0	1,412,124	805,497
December 31, 2014	54,472	6,378,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450

* - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the nine months ended September 30, 2015, the San Emidio plant reported subsidiary net income of $1,206,744 which was an increase of $877,303 (266.3% increase) from the $329,411 in subsidiary net income reported in the same period ended 2014. For the three months ended September 30, 2015, the San Emidio plant reported subsidiary net income of $386,033 which was an increase of $276,518 (252.5% increase) from the $109,515 in subsidiary net income reported in the same period ended 2014.

During the current nine months, the plant produced 59,171 megawatt hours (18,924 megawatt hours current three months), which was a 7.3% increase (3.8% current three month increase) from the same periods ended 2014. The increase production levels reported in the current periods were due to the lower production in the prior year (primarily the second quarter 2014). In April 2014, the plant lost 415 hours of production during the planned shutdown which was more than the 120 hours (71.1% decrease) needed for the planned shut down in April 2015. The 2014 outage had required additional time to perform turbine warranty modifications. In the current quarter, the plant lost a total of 21 hours of production as opposed to 87 hours lost in the same quarter in 2014.

For the nine months ended September 30, 2015, the total operating costs, excluding depreciation, decreased $393,398 ($105,830 for the three months ended September 30, 2015), which was a 17.9% decrease (14.7% decrease for three months ended September 30, 2015) from the same period ended 2014. Three significant cost component variances were salaries, field maintenance and taxes. On March 31, 2015, the plant employees were awarded a bonus that totaled $62,523. Average wage increases of 2.5% were awarded to plant employees in April 2015. In the nine months ended September 30, 2014, repair costs that exceeded $144,600 were incurred to repair a brine injection pump and to upgrade the well/plant communication software. In the three months ended September 30, 2014, repair costs that exceeded $59,790 were incurred on production pump replacements, cooling system repairs and electrical system upgrades.

The minerals proceeds tax for the State of Nevada decreased approximately $78,000 from the nine months ended September 30, 2014, due to changes in tax calculation methods and the higher operating costs reported in the prior year.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

		Nine Months Ended September 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	5,448,729	100.0	5,048,736	100.0	399,993	7.9

Plant expenses:
Operations	1,828,276	33.6	2,226,674	44.1	398,398	17.9
Depreciation and amortization	947,132	17.4	945,828	18.7	(1,304)	(0.1)
	2,775,408	51.0	3,172,502	62.8	397,094	12.5

Gross Profit	2,673,321	49.1	1,876,234	37.2	797,087	42.5

Other income (expense):
Interest expense	(1,527,335)	(28.0)	(1,546,958)	(30.6)	19,623	1.3
Other income	60,758	1.1	165	0.0	60,593	#
	(1,466,577)	(26.9)	(1,546,793)	(30.6)	80,216	5.2

Subsidiary Net Income	1,206,744	22.1	329,441	6.6	877,303	266.3

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# - Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

		Three Months Ended September 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,742,750	100.0	1,663,119	100.0	79,631	4.8

Plant expenses:
Operations	616,531	35.4	722,361	43.5	105,830	14.7
Depreciation and amortization	314,940	18.0	316,638	19.0	1,698	0.5
	931,471	53.4	1,038,999	62.5	107,528	10.3

Gross Profit	811,279	46.6	624,120	37.5	187,159	30.0

Other income (expense):
Interest expense	(484,849)	(27.8)	(514,693)	(30.9)	29,844	5.8
Other income	59,603	3.4	88	0.0	59,515	#
	(425,246)	(24.4)	(514,605)	(30.9)	89,359	17.4

Subsidiary Net Income	386,033	22.2	109,515	6.6	276,518	252.5

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# - Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2013	18,317	1,531,260	83.6	355,498	307,854
December 31, 2013	21,112	1,905,813	90.3	180,931	312,273
March 31, 2014	21,223	1,935,091	91.2	423,350	312,908
June 30, 2014	15,686	1,450,526	92.5	(203,424)	316,283
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940

* - The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

The net loss from Raft River Energy I LLC (“RREI”) operations of $1,062,437 for the nine months ended September 30, 2015, unfavorably increased by $661,898 (165.3% increase) from the net loss for the same period ended 2014. The net loss from RREI operations of $296,743 for the three months ended September 30, 2015, decreased by $414,024 (353.0% decrease) from the net profit for the same period ended 2014.

During the current nine months, the plant produced 53,845 megawatt hours (15,950 megawatt hours current three months), which was a 7.5% decrease (13.8% current three month decrease) from the same periods ended 2014. In August 2015, the plant lost 371 hours during two unplanned outages needed for additional turbine repairs.

Plant operating costs, excluding depreciation, increased $459,045 for the nine months ended September 30, 2015 ($228,417 for the three months ended September 30, 2015), which was a 17.1% increase (28.7% increase for the three months ended September 30, 2015) from the same periods ended 2014. The increases were primarily due to increases in maintenance and salary costs. The scheduled turbine overhaul was completed in June 2015. After the initial overhaul, the turbine coupling insulating kit was compromised which created the need for a second turbine outage for bearing replacement that was completed in August 2015. For the nine months ended September 30, 2015, the turbine repairs exceeded $361,500 ($194,000 for the three months ended September 30, 2015). In the current quarter, repairs of approximately $46,700 were made to the brine injection pump due to a bearing failure.

Salaries and related costs increased $142,300 from the same nine month ($54,681 from the same three month) period ended 2014. In March 2015, the plant employees were awarded a bonus that totaled $55,431. The remaining portion of the salary increase was primarily due to general wage increases awarded in April 2015 that averaged 2.5% .

The summarized statements of operations for RREI are as follows:

		Nine Months Ended September 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,160,292	91.9	3,379,757	92.5	(219,465)	(6.5)
Energy credit sales	255,710	8.1	274,590	7.5	(18,880)	(6.9)
	3,416,002	100.0	3,654,347	100.0	(238,345)	(6.5)

Plant expenses:
General operations	3,150,139	95.2	2,691,094	73.6	(459,045)	(17.1)
Depreciation and amortization	1,314,146	39.0	1,285,251	35.2	(28,895)	(2.2)
	4,464,285	134.2	3,976,345	108.8	(487,940)	(12.3)

Gross Profit (Loss)	(1,048,283)	(34.2)	(321,998)	(8.8)	(726,285)	(225.6)

Other income (expense):
Interest expense	(36,386)	(1.1)	(81,557)	(2.2)	45,171	55.4
Other and interest income	22,232	1.0	3,016	0.1	19,216	#
	(14,154)	(0.1)	(78,541)	(2.1)	64,387	82.0

Subsidiary Net Loss	(1,062,437)	(34.3)	(400,539)	(10.9)	(661,898)	165.3

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

		Three Months Ended September 30,
	2015		2014		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,106,643	93.6	1,273,013	93.5	(166,370)	(13.1)
Energy credit sales	75,739	6.4	87,885	6.5	(12,146)	(13.8)
	1,182,382	100.0	1,360,898	100.0	(178,516)	(13.1)

Plant expenses:
General operations	1,023,589	86.6	795,172	58.5	(228,417)	(28.7)
Depreciation and amortization	443,233	37.5	429,164	31.5	(14,069)	(3.3)
	1,466,822	124.1	1,224,336	90.0	(242,486)	(19.8)

Gross Profit (Loss)	(284,440)	(24.1)	136,562	10.0	(421,002)	(308.3)

Other income (expense):
Interest expense	(12,590)	(1.0)	(21,830)	(1.6)	9,240	(42.3)
Other and interest income	287	0.0	2,549	0.2	(2,262)	(88.7)
	(12,303)	(1.0)	(19,281)	(1.4)	6,978	(36.2)

Subsidiary Net Loss	(296,743)	(25.1)	117,281	8.6	(414,024)	(353.0)

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

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2013	18,687	1,260,124	69.5	(1,166)	450,222
December 31, 2013	21,951	1,479,499	69.0	254,302	450,222
March 31, 2014	21,614	1,199,550	57.9	61,749	427,907
June 30, 2014	18,069	907,194	52.6	(579,569)	428,180
September 30, 2014	18,501	1,273,013	71.2	117,281	429,164
December 31, 2014	20,614	1,425,811	71.3	203,414	431,214
March 31, 2015	20,672	1,165,050	58.5	(96,930)	431,959
June 30, 2015	17,223	888,599	54.1	(668,764)	438,955
September 30, 2015	15,950	1,106,643	71.2	(296,743)	443,233

* - Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Salaries and Wages
For the nine months ended September 30, 2015, the Company reported $1,324,920 in salaries and wages which was a $148,086 (10.1%) decrease from $1,473,006 reported in the same period ended in 2014. For the three months ended September 30, 2015, the Company reported $388,125 in salaries and wages which was a $12,825 (3.2% decrease) from $400,950 reported in the same period ended in 2014. Salaries and wages primarily represent the compensation earned by management, administrative and development employees. Both salary levels and number of employees were consistent with the same periods in the prior year; however, more salary costs were allocated to capital projects. For the nine months ended September 30, 2015, over $345,000 in salary costs were allocated to the WGP Geysers, Crescent Valley, and San Emidio Phase II projects. For the nine months ended September 30, 2014, over $252,000 in salary costs were allocated to those projects.

Stock Based Compensation
For the nine months ended September 30, 2015, the Company reported a decrease of $120,284 (10.9% decrease) in stock based compensation from the same period ended 2014. For the three months ended September 30, 2015, the Company reported a decrease of $38,491 (12.0% decrease) from the same period ended 2014. The primary factors for the decreases were the timing of the stock option and the restricted share grants and the lower stock prices. Stock options of 2,060,000 and 450,000 were granted to employees and directors on May 15, 2015, and June 26, 2015; respectively. Restricted shares of 235,000 and 193,396 were granted to employees and directors on May 15, 2015 and June 26, 2015; respectively. In the prior year, the Company awarded employees 2,883,500 stock options and 559,122 restricted shares on April 2, 2014. Since the awards were granted later, the calculated cost of the options and restricted shares were lower than the same periods in 2014. During the nine months ended September 30, 2015, the Company’s common stock closing price reached a high of $0.67 and a low of $0.44 ($0.52 average daily closing price). During the nine months ended September 30, 2014, the Company’s common stock closing price reached a high of $0.95 and a low of $0.38 ($0.62 average daily closing price).

The stock based compensation components are summarized as follows:

	For the Nine Months Ended
	September 30,
	2015	2014	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	681,315	911,010	(229,695)	(25.2)
Stock compensation (restricted shares)	297,172	187,761	109,411	58.3
	978,487	1,098,771	(120,284)	(10.9)

% - represents the percentage of change from 2014 to 2015.

	For the Three Months Ended
	September 30,
	2015	2014	Variances
	$	$	$	%
Total Stock Based Compensation:
Stock option compensation	222,525	248,620	(26,095)	(10.5)
Stock compensation (restricted shares)	60,290	72,686	(12,396)	(17.1)
	282,815	321,306	(38,491)	(12.0)

% - represents the percentage of change from 2014 to 2015.

Net Income Tax Expense
For the nine months ended September 30, 2015, the Company reported net income taxes of $473,000 ($170,000 for the three months ended September 30, 2015). No income tax expense was recognized in the same period ended 2014. As of December 31, 2014, management believed that the “more likely than not” standard had been met to enable the Company to fully recognize the net deferred tax asset. In the prior periods, including the nine months ended September 30, 2014, the net deferred tax asset was recognized to the extent of current period earnings. The current income tax expense represents the estimated consolidated income tax expense, less the impact of the estimated portion that belongs to the non-controlling interest entities.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the nine months ended September 30, 2015, the Company reported $1,028,934 in net income attributable to non-controlling interests, which was a decrease of $637,257 (38.2% decrease) from the $1,666,191 net income reported in the same period ended 2014. For the three months ended September 30, 2015, the Company reported $314,215 in net income attributable to non-controlling interests, which was a decrease of $299,822 (48.8% decrease) from the $614,037 net income reported in the same period ended 2014. The primary components of the variances were the operations of Raft River Energy I LLC (“RREI”) which reported a subsidiary net loss for the nine and three months ended September 30, 2015 of $1,062,437 and $296,743, respectively. The losses increased for the nine months and three months ended September 30, 2015 by $661,898 (165.3% increase) and $414,024 (353.0% increase); respectively. RREI’s profits and losses are allocated based upon the terms of the partnership agreement. The primary factors for the RREI loss increases were discussed above.

The net income or (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Nine Months Ended
	September 30,
Subsidiaries and Non-Controlling	2015	2014	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	2,272,489	2,259,557	12,932	0.6
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(1,228,253)	(585,999)	(642,254)	(109.6)
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(15,302)	(7,367)	(7,935)	(107.7)
	1,028,934	1,666,191	(637,257)	(38.2)

% - represents the percentage of change from 2014 to 2015.
# - Variance percentage was extremely high or undefined.

	For the Three Months Ended
	September 30,
Subsidiaries and Non-Controlling	2015	2014	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	660,412	564,850	95,562	16.9
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(346,035)	55,467	(401,502)	(723.9)
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(162)	(6,280)	6,118	97.4
	314,215	614,037	(299,822)	(48.8)

% - represents the percentage of change from 2014 to 2015.
# - Variance percentage was extremely high or undefined.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the nine months ended September 30, 2015:

				Exploration
	Neal Hot			Activities and	Consolid-
	Springs	San Emidio	Raft River	Corporate	ated
Statement of Operations Element	$	$	$	$	$

Gross Profit (Loss)	6,940,538	2,673,321	(1,048,282)	671,501	9,237,078
Expenses/(Income)	1,259,317	1,466,577	(21,335)	(4)4,249,406	6,953,965
Net Income(Loss) before tax expense	5,681,221	1,206,744	(1,026,947)	(3,577,905)	2,283,113
Income taxes – USG Portion	(1,285,000)	(455,000)	(76,000)	1,343,000	(473,000)
Non-controlling interests	(1)(2,272,488)	-	(2)1,228,254	(3)15,300	(1,028,934)
Net income attributable to U.S. Geothermal	2,123,733	751,744	125,307	(2,219,605)	781,179

(1)	The non-controlling interests for Neal Hot Springs represent a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interests for Raft River represent 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.
(3)	The non-controlling interests for our exploration activities represents an approximately 33% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the nine months ended September 30, 2015 included:

•	Salaries and wages	$1,324,920
•	Stock based compensation	978,487
•	Corporate administration	886,485
•	Professional fees	818,697

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Off Balance Sheet Arrangements

As of September 30, 2015, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

We believe our cash and liquid investments at September 30, 2015 are adequate to fund our general operating activities through December 31, 2016. Advancement of our projects under development and under exploration may require additional funding. We anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, project refinancing, obtaining letters of credit, and/or through the sale of ownership interest in tax credits and benefits. The Company continues discussions with potential investors/financers to evaluate alternatives for funding at the corporate and project levels.

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

On August 10, 2015, the Company announced that its Board of Directors had approved a stock repurchase program, pursuant to which the Company is authorized to repurchase, from time to time, up to $2 million of its outstanding common stock through the end of July 2016. The extent to which the Company repurchases its common stock and the timing of the repurchases will depend upon market conditions and other corporate considerations. The Company intends to pay for any stock repurchased with existing cash balances. To date, the Company has not purchased any shares under this program.

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

There have been no significant changes to our critical accounting estimates as discussed in our Annual Report.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the end of this period covered by this quarterly report to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change to our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

See “Risk Factors” in our Annual Report. There have been no material changes in the risk factors during the three months ended September 30, 2015.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 9, 2015	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: November 9, 2015
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