Form 10-K
period 2015-12-31
US GEOTHERMAL INC
filed 2016-03-10
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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
[   ] Yes       [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the end of the registrant’s most recent second quarter based upon the closing sale price of the registrant’s common stock as reported by the NYSE MKT LLC on June 30, 2015, was $57,023,455

The number of shares outstanding of the registrant’s common stock as of March 6, 2016 was 110,215,235.

U.S. Geothermal Inc. and Subsidiaries
Form 10-K
INDEX
For the Year Ended December 31, 2015

U.S. Geothermal Inc. and Subsidiaries
Form 10-K
INDEX
For the Year Ended December 31, 2015

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
  the enforceability of the power purchase agreements (“PPAs”) for our projects;
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

Development of Business

U.S. Geothermal Inc. was incorporated on March 10, 2000 in the State of Delaware. Geo-Idaho was formed in February 2002, and is the primary subsidiary through which the Company conducts its operations. The Company constructs, manages and operates power plants that utilize geothermal resources to produce energy. The Company’s operations have been, primarily, focused in the Western United States.

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

•

Utilize Production Tax Credits, Investment Tax Credits and Other Incentives – Although geothermal power production can be cost competitive with fossil fuel power generating facilities on a life cycle cost basis, government incentives such as production tax credits (“PTC”) and Investment Tax Credits (“ITC”) available to geothermal power producers enhance the project economics and attract capital investment. For the Raft River Unit I project, we partnered with Goldman Sachs as a tax equity partner to fully utilize production tax credits available to the project. Our strategy going forward is to structure project ownership to be the primary beneficiary of project economics. Under current legislation, a company may elect to take 30% ITC for certain qualified investments provided construction of the project was started prior to the end of 2016. We believe that the second phase of our San Emidio project, our WGP Geysers project, and our Crescent Valley project each qualify for this credit.

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

During the year ended December 31, 2015, the Company was focused on these specific items:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
•	permitting the deepening of temperature gradient wells at San Emidio;
•	completing the interconnection process, optimizing power plant design, working on obtaining the Conditional Use Permit, and pursuing PPA and steam sale opportunities at the WGP Geysers project;
•	flow testing resource wells and planning future drilling at El Ceibillo;
•	supporting the Special Committee of the Board in their process to evaluate strategic alternatives to increase shareholder value;
•	completing the acquisition of additional ownership interest in Raft River Energy I LLC; and
•	evaluating potential new geothermal projects and acquisition opportunities.

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

(2)

As part of the financing package for Unit I of the Raft River project, the Company contributed $16.5 million in cash and approximately $1.4 million in property to Raft River Energy I LLC, the Unit I project joint venture company. Goldman Sachs contributed $34 million to finance the construction of the project. Effective December 14, 2015, the Company acquired the majority of the Goldman Sachs interest for $5.1 million.

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

Generation from the facility during the fourth quarter of 2015 totaled 52,641 megawatt-hours with an average of 24.2 net megawatts per hour of operation. Total generation for 2015 was 176,872 megawatt-hours which was 3.6% lower than the prior year total of 183,394 megawatt hours. Plant availability was 98.7% during the 4th quarter, and 97.9% for the year.

A settlement was reached with Turbine Air Systems under the terms of the ESA, and five of their key equipment suppliers on July 16, 2015. The settlement agreement provided a cash payment to USG Oregon LLC, (the project company) a commitment to finalize certain equipment repairs and upgrades, and an extended warranty for equipment that is repaired or replaced.

Two potential water supply wells were drilled during the year and one was flow tested for a period of six weeks. The test well achieved steady state production at approximately 170 gallons per minute. The minimum amount of water needed for a hybrid cooling system is approximately 200-300 gallons per minute for each unit. Additional studies were conducted to develop new fresh water drilling targets to support continued exploration for a reliable water source. A purchase or long term lease of existing surface water or groundwater rights is also being studied.

The ability to use water cooling during the 5-6 months of summer and fall would increase power generation, when current air cooling results in a dramatic reduction in plant output. An initial engineering evaluation of various hybrid cooling methods was completed by Power Engineers Inc., which confirms the economic viability of hybrid cooling if enough water can be found. Additional water well drilling is scheduled to begin during the first quarter of 2016.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25 year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for 2015 was $106.37 per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

Generation from the facility during the fourth quarter 2015 totaled 20,369 megawatt-hours, with an average of 9.4 net megawatts per hour of operation. Total generation for 2015 was 79,539 megawatt-hours which was a 3.4% increase from the prior year total of 76,894 megawatt-hours. Plant availability was 98.2% during the 4th quarter and 98.6% for the year.

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

Generation from the facility during the fourth quarter 2015 totaled 21,755 megawatt-hours, with an average of 9.9 net megawatts per hour of operation. Total generation for 2015 was 75,596 megawatt-hours which was 4.1% lower than the prior year total of 78,798 megawatt-hours. Plant availability was 99.9% during the 4th quarter and 95.4% for the year.

In October of 2015 the final payment of $415,000 was made under the $1.65 million Repair Services Agreement loan entered into in May of 2011 between the project and the Company. As a result, on a going forward basis, cash flow previously used for loan repayment will now be available for distribution to member partners.

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

In addition to the price paid for energy by Idaho Power, Raft River Unit I currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits (“RECs”) to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 51% of the RECs produced by the project will be owned by the Idaho Power Company and 49% by the project. For the 49% of RECs owned by the Raft River project, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract, also in 2018.

Mergers and Acquisitions

Raft River, Idaho
In December we closed on the transaction to purchase a majority of Goldman Sachs ownership and cash flow interest in the Raft River geothermal project. Effective on December 16, 2015 we own 95% of the project and will receive 95% of the available cash flow instead of the previous 0% that we were contracted to receive until or if the ownership change would occur under the tax equity structure. In addition to the 95% of the cash flow from the project, we will also receive 100% of any increased cash flow and tax benefits from any project improvements.

The purchase price under the agreement was $5.1 million for 95% interest, with a Company option to purchase the balance of Goldman Sachs’s interest for Fair Market Value at the end of 2017. The purchase unlocks our ability to consider capital upgrades that may increase output from the facility and potentially reach its design capacity of 13 megawatts. It strengthens our commitment to becoming the North American leader in geothermal energy. Allocations of profits and losses will remain 99% to Goldman Sachs and 1% to the Company until December 31, 2017, after which the Company will receive 95% of the allocation of profits and losses and Goldman Sachs will receive 5%.

Power Plant Equipment
In December, all of the major and long lead equipment for the construction of three binary geothermal power plants was acquired for $1.5 million (approximately 5% of the equipment’s estimated original cost of $28 million). The equipment was part of an order for six power plant units by another geothermal developer, but only three were installed. The components for the three units being purchased are all new and unused, and have been held in storage.

The equipment is from the same manufacturers, and is of a similar size and design, to that installed at the Company’s Neal Hot Springs and San Emidio power plants. The design output of the acquired units totals approximately 35 megawatts (MW). Actual output of each unit will be determined by resource conditions found at the sites at which the equipment is ultimately installed.

The three equipment packages, which represent approximately 70% of the components needed for the complete plants, will meet the major and long lead equipment requirements for the Company’s proposed Crescent Valley I power plant (25 MW) and San Emidio II power plant (10 MW). This equipment gives us the ability to expand our megawatt output at our existing portfolio of advanced stage development projects at significantly lower cost, and in much shorter construction timeframes.

Material Projects Under Development/Exploration

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

A summary of projects under development and under exploration is as follows:

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
Raft River	Idaho	100%	3	3rd Quarter 2016	3	IDPC
Neal Hot Springs	Oregon	60%	3	3rd Quarter 2017	10	IDPC
San Emidio Phase II	Nevada	100%	10	4th Quarter 2017	60	TBD
WGP Geysers	California	100%	30	2nd Quarter 2018	150	TBD
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2018	140	TBD
Crescent Valley Phase I	Nevada	100%	25	4th Quarter 2018	130	TBD

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.4%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

*

Target development sizes are predevelopment estimates of resource potential of unproven resources. The estimates are based on our evaluation of available information regarding temperature, and where available, flow.

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

El Ceibillo Phase I, Republic of Guatemala
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

Drilling in 2015 began with well EC-2A which tested the high temperature anomaly defined by the 2014 temperature gradient drilling program. EC-2A successfully intersected a zone of high permeability at a depth of 1,300 feet (396 meters). Flow testing indicates that a commercial resource has been discovered with a flowing temperature of 398°F (198.5°C) .

Based on the discovery at EC-2A, two additional wells were sited to further extend the resource area. Drilling of well EC-3 began on October 29 and was completed on November 11, and drilling of well EC-4 began on November 18 and was completed on December 2. Both EC-3 and EC-4 intersected high permeability zones indicated by total lost circulation of drilling fluid. EC-3 found permeability at a depth of 1,365 feet (416 meters) with a measured preliminary static temperature of 392°F (200°C). Well EC-4 found permeability at a depth of 1,243 feet (379 meters) and is still heating up. Testing of the completed wells is now underway. Depending upon the results of the flow tests, a decision will be made on the location for either another slim hole or a production size well to fully test the resource to determine its size and production characteristics.

San Emidio Phase II, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal investment tax credit since construction commenced prior to 2017.

To further define the resource, permitting for an expanded temperature gradient drilling program for an area south west of the current resource was initiated, and permits were received for a five hole temperature gradient drilling program in June. Results from the 2014 OW drilling program combined with 1970s era, shallow temperature gradient data, indicate a high temperature trend into this south-west zone. Geophysical surveys have also identified structural trends in this area. Drilling commenced on July 27 and the five, 1,000 foot deep temperature gradient wells were completed with all of the wells encountering high bottom hole temperatures and anomalously high temperature gradients. Bottom hole temperatures ranged from 224°F to 274°F and temperature gradients in four of the wells ranged from 12.4°F per 100 feet to 14.9°F per 100 feet. These results are considered to be indicative of a nearby, active geothermal system at depth.

A second phase program to deepen the two most prospective wells, which was expected to be completed during the fourth quarter, is being permitted with the Bureau of Land Management. We are unable to predict when those permits will be issued. Additional temperature gradient wells to further expand the anomaly are also under consideration, but will have to be permitted separately after additional cultural surveys are conducted.

The second phase interconnection study, called the Facilities Study, was started in January 2015 and was completed in June pending a decision by NV Energy on funding upgrades to the system. NV Energy decided not to fund the upgrades and completed the Interconnection System Impact Restudy on September 28th. The Restudy determined that the interconnection is feasible, but with an increase in the estimated cost due to a change in cost allocation by NV Energy. A meeting with the NV Energy transmission group to discuss the results and anticipated costs took place in late October resulting in a reduction of $4.1 million to the estimated cost of interconnection. The final stage of the interconnection study process is anticipated to conclude by the second quarter of 2016.

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

An extended flow test program of the three new wells with the highest production rate was completed in June 2015 confirming that the three wells were still open and ready for production. The fourth production well was used to inject the produced fluid and was not tested. GeothermEx Inc. (a Schlumberger company) designed the isochronal (step rate) flow test program and monitored the testing of the wells. A step rate test is designed such that each well is flowed at different rates through a fixed orifice, and the resulting pressure in the reservoir is measured both before, during and after the test. This data is used to determine the reservoirs potential size and production characteristics.

Flow test results completed in September indicated that the four production wells are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These longer term tests show the wells would initially produce a combined total of 458,000 pounds per hour of steam compared to 462,000 pounds per hour of steam from short term tests performed when the wells were first drilled, demonstrating that the capacity of the wells is virtually unchanged. Using the average steam production rate from these wells and an assumed interference factor of 30%, GeothermEx estimates that an additional two to three production wells would be needed to support the long term operation of a 28.8 MW (net) plant.

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

Engineering optimization of the power plant design is continuing with a focus on an innovative hybrid plant design that includes both water and air cooling. This design will dramatically increase the volume of water available for injection back into the reservoir, providing long term stable steam production, and will result in increased power generation over the life of the project. A new Conditional Use Permit was submitted to Sonoma County in June, reflecting this modified cooling plan. We expect approval during the first quarter of 2016.

Our transmission interconnection application is proceeding under the Independent Study Process being conducted by the California Independent System Operator. The first phase study, the Interconnection System Impact and Facilities Study Report, was completed on October 8th. The study shows that the interconnection is feasible and the preliminary cost is estimated at $1.9 million. .Subsequent to year end, our interconnection application for a 35 MW interconnection was approved and signed on February 29, 2016.

Discussions with numerous potential off-takers for the power from our power plant continue, with high interest expressed by a number of them for base load, renewable power to replace fossil fuel based power generation that is being phased out of their portfolios. We responded to one Request For Proposal (RFP) mid-year, but were not selected. An additional RFP was submitted in March 2016, and other RFP’s are anticipated in 2016.

Crescent Valley Phase I, Nevada
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

Raft River Phase II, Idaho
In 2011, the Raft River project was awarded an $11.4 million cost-shared, thermal stimulation program grant from the Department of Energy. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available, and after installing four, 300 foot deep monitoring wells with seismic geophones to allow for seismic monitoring, the first stage of injection into the well began in June 2013. Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, injection of cold power plant injectate has continued through the quarter which causes thermal fracturing within the host rock. The flow into the well continues to increase from its initial 20 gpm to 785 gpm at the end of the third quarter, to now over 1,000 gpm, indicating a significant success that has converted a noncommercial well to commercial status.

Well RRG-9 continues to be used temporarily as an injection well for the Raft River power plant as an extension of the DOE EGS program, which is expected to continue through 2016. The Company’s contributions for the thermal stimulation program are made in-kind by the use of the RRG-9 well, well field data, and through ongoing monitoring support.

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

Employees

At December 31, 2015, the Company had 48 full-time and one part time employees (14 administrative and project development, and 35 field and plant operations). The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

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

Significant Government Permits

The Company has obtained all permits necessary for operating its three plants located in Idaho, Nevada and Oregon. In addition, applications for permits and approvals necessary for construction and operation of the WGP Geysers project were initiated in June 2015.

Neal Hot Springs, Oregon. The Neal Hot Springs project has four primary permits governing power plant operations. The permits include:

1.	Geothermal Well Permits issued by the Department of Geology.
2.	A Right-of-Way issued by the Bureau of Land Management.
3.	A Conditional Use Permit issued by the Malheur County Commission.
4.	Underground Injection Control Permit issued by the Oregon Department of Environmental Quality.

San Emidio, Nevada. The San Emidio project has five primary permits governing power plant operations. The permits include:

1.	Geothermal well permits issued by the Nevada Division of Minerals.
2.	A Special Use Permit issued by the Washoe County Board of Commissioners.
3.	An Air Quality Permit to Operate from Washoe County.
4.	A Surface Discharge Permit from Nevada Division of Environmental Protection.
5.	An Underground Injection Permit from Nevada Division of Environmental Protection.

Raft River, Idaho. The Raft River project has four primary permits governing power plant operations. The permits include:

1.	Geothermal well permits issued by the Idaho Department of Water Resources.
2.	A Conditional Use Permit issued by the Cassia County Planning and Zoning Commission.
3.	Air Quality Permit to Construct issued by the Idaho Department of Environmental Quality.
4.	A Wastewater Reuse Permit issued by the Idaho Department of Environmental Quality.

WGP Geysers, California. Western GeoPower had previously been issued all necessary permits for construction and operation of up to a 38.5 megawatt geothermal power plant. Some of the issued permits administratively expired and have been resubmitted. The primary permits include:

1.	Geothermal well permits for production and injection wells issued by the California Department of Oil, Gas, and Geothermal Resources and Sonoma County.

2.	A Conditional Use Permit issued by the Sonoma County for the power plant and cooling tower system.
3.	Air Quality Permit to Construct issued by the Northern Sonoma Air Quality Board.

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

Dependence on a Few Customers

Ultimately, the market for electrical power is vast; however, the numbers of entities that can physically, logistically and economically purchase the commodity in large quantities are limited. The Company’s primary revenues originate from energy sales and the sale of energy credits. Currently, the Company generates energy revenues and energy credits from three sources. Idaho Power Company purchases energy generated by both Raft River Energy I LLC and USG Oregon LLC. NV Energy purchases energy from USG Nevada LLC. Energy credits earned by Raft River plant are sold to Holy Cross Energy. Under the current PPAs, energy credits that are earned by USG Oregon LLC and USG Nevada LLC plants are bundled with energy sales. Based upon current operations and expected project completions, it is expected that the Company will have a small number of direct customers that may amount to less than 10 over the next 5 to 10 years.

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

Environmental Compliance

Geothermal drilling, construction and power plant operations are subject to federal, state and local environmental requirements and construction oversight. Applicable laws may include but are not limited to the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act, state specific geothermal drilling rules, state and federal injection well requirements and standards and local building codes.

Prior to acquiring an existing geothermal development, USG retains an independent, licensed engineer or geologist to conduct a Site Assessment and evaluate the property and prevent an unrecognized financial liability from being passed to U.S. Geothermal Inc. or our subsidiaries.

Our geothermal operations involve significant quantities of geothermal brine that is returned to the local subsurface, geologic formation. We also use isopentane and R-134A working fluids, and numerous industrial lubricants that are considered contaminants if released or spilled. We are not aware of any mismanagement of these materials and we are required to promptly report any release of specified volumes of oil, lubricants, and chemicals used in our operations.

The requisite approvals and permits for our operations have been independently reviewed and verified prior to obtaining project financing. Independent legal reviews have verified that USG and our subsidiaries are operated in accordance with applicable laws. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us. Under those circumstances we work with the appropriate agency or entity to ensure that our operations remain in compliance with the applicable rules. As of the date of this memorandum, all of the permits and approvals required to operate our plants have been obtained and are valid.

Neal Hot Springs, Oregon
The Neal Hot Springs project is situated approximately 12 miles west of Vale, Oregon in an area with two nearby residents. There are no unique plants or animal communities in the area and no unique cultural or environmental constraints.

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

The San Emidio staff files monthly, quarterly and annual water reports with the Department of Environmental Protection and Department of Water Resources. Similar to other projects San Emidio’s monthly geothermal production and injection volumes are submitted the Division of Minerals and Division of Environmental Protection. Water quality reporting is also submitted regularly to the Division of Environmental Protection.

San Emidio is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

Raft River, Idaho
The Raft River project is located approximately 12 miles south of Malta, Idaho in a rural agricultural area with the nearest residence approximately two miles from the plant site. There are no unique plants or animal communities in the area and no unique cultural or environmental constraints.

Wastewater reuse requires a significant level of environmental reporting and data management. Water quality data is collected a minimum of four times annually. Monthly production and injection reports are filed with the Idaho Department of Water Resources, a land application and cooling water quality reports filed with the Idaho Department of Environmental Quality and Idaho Department of Water Resources annually. The Project’s private lands are managed on an ongoing basis for weed control, water management, irrigation, and fencing infrastructure.

The Raft River project is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

WGP Geysers, California
The Unit 15 property is located approximately 30 minutes north of the city of Healdsburg, CA. The property encompasses a ridgetop and a north facing hillside that has been developed and was used for geothermal operations from l979 to l989. There are no unique plants or animal communities on the project site and no unique cultural or environmental constraints. The North Coast Regional Water Quality Board (NCRWQB) has required WGP to remove soil that was identified as having arsenic levels that exceed 150 parts per million. The NCRWQB accepted WGP’s proposal for the soil removal and we are in compliance the NCRWQB’s requirements. The work was completed in June 2015.

WGP’s ongoing environmental reports include a monthly well report that is filed with the California Department of Oil, Gas and Geothermal Resources and an annual water quality reports that are filed with the California Regional Water Board.

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

	For the Year Ended December 31,
	2015	2014

USG Oregon LLC located in Eastern Oregon	$18,823,799	$18,759,248
USG Nevada LLC located in Northwestern Nevada	7,324,484	7,031,445
Raft River Energy I LLC located in Southeastern Idaho	5,051,815	5,178,089

Total energy and energy credits sales	$31,200,098	$30,968,782

Financial Information about Business Segments

The Company has two reporting segments: operating plants and corporate and development. For more information about the business segments, please see Note 16 to our consolidated financial statements.

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

We expect the following key incentives to influence our results of operations:

Production Tax Credits and Investment Tax Credits. A PTC provides project owners with a federal tax credit for the first ten years of plant operation. The PTC enhances the annual revenues of the projects by as much as 25 percent per year for the first 10 years. Facilities that begin construction after December 31, 2016 will not be eligible to use this production tax credit. The federal production tax credit available for geothermal energy in 2014 was 2.3 cents per kilowatt-hour. Alternatively, certain projects under construction before the end of 2016, are eligible to elect to take a 30% ITC in lieu of the PTC. The ITC may be taken after the plant has gone into operation and may be monetized. Both PTC and ITC credits require a tax equity partner to monetize.

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

As an SEC reporting company, failure to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material and adverse effect on our business and stock price. Under current rules of the SEC, we are required to document and test our internal control over financial reporting so that our management can certify as to the effectiveness of our internal control over financial reporting. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions, if any, related to internal controls and other SEC rules or the impact of the same on our operations. The assessment of our internal control over financial reporting will require us to expend significant management and employee time and resources and incur significant additional expense.

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

On a Federal level, the most important tax rule that affects our business is the PTC, which was extended to December 31, 2016. Recent legislation enacted as part of the “Fiscal Cliff” efforts resulted in the extension of the 30% ITC with eligibility for projects that started construction in 2016. There is not a cash grant component to the ITC credit so there is a risk related to monetizing the credit. The loss of the PTC or ITC is a risk that could result in making future expansions at our current project sites, or development at new sites, uneconomic. New rules recently adopted by the BLM, as directed by the Energy Policy Act of 2005, require competitive auction of all geothermal leases on Federal lands. Competitive leasing is significantly increasing the cost of obtaining leases on Federal land, is adding to the capital costs needed to develop geothermal projects, is increasing the total electrical power prices needed to make a geothermal project viable and is making it more difficult to acquire additional adjacent lands for reservoir protection and exploration.

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

The sale of our common stock under our ATM to Lincoln Park Capital (“LPC”) may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline. The ATM allows for the sale of up to $10,000,000 in shares of our common stock that we may issue and sell to LPC pursuant to the terms of the Purchase Agreement, less any shares already sold under the Purchase Agreement. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares purchased by LPC under the Purchase Agreement. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. It is anticipated that shares will be sold over a period of up to 30 months from the date of the initial purchase under the Purchase Agreement. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion. After LPC has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the Purchase Agreement may result in substantial dilution of the percentage ownership of other holders of our common stock. The sale of a substantial number of shares of our common stock under the offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

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

WESTERN UNITED STATES REGIONAL LOCATION MAP

Neal Hot Springs, Oregon
Neal Hot Springs is a geothermal resource located in Eastern Oregon. The Company acquired the Neal Hot Springs geothermal energy and surface rights in September 2006. A 22 megawatt (net) annual average geothermal power plant was developed by USG Oregon LLC, and is currently in operation at this site. The project has four production wells and nine injection wells at the project.

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

Raft River, Idaho
The Raft River project comprises two packages of property that include the Raft River Energy I LLC (“RREI”) leases, and leases held by the Company. RREI operates the Unit I facility at Raft River which became commercially operational on January 3, 2008. Leases assigned to RREI by the Company included eight private geothermal leases, one of which is owned by the Company. The Company retains direct control over four private leases and one federal lease outside the RREI position.

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

A private geothermal unit was established for the operating project in December 2015. The Unit establishes the geologic production area. While a participating are has not been established, leases within the Unit will be evaluated with regard to their contribution of geothermal fluid and are held by production.

El Ceibillo, Republic of Guatemala

The Company successfully acquired a geothermal energy rights concession in the Republic of Guatemala, which was granted by the Guatemalan government. It consists of 24,710 acres (100 square kilometers) and is located 14 miles southwest of Guatemala City, the capital. The concession provides sub-surface geothermal rights only, and does not provide access to the surface that is owned by private landowners. The concession had an initial five year term for the development and construction of a power plant, which was extended by three years in 2015. There are no royalties due to the government for use of the geothermal resource.

The primary area of interest within the concession is the El Ceibillo project, located near the town of Amatitlan, in a developed industrial zone immediately adjacent to the highway that connects Guatemala City to the Port of San Jose on the Pacific coast. An office and staff are located in Guatemala City, and 80 acres of surface land within the concession area is under lease.

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

WGP Geysers, California
Western GeoPower Inc. (“WGP”) is a wholly owned subsidiary of U.S. Geothermal Inc. WGP’s property includes surface and geothermal rights that consist of two federal geothermal leases (CA-51000 & CA-51001), and one private geothermal lease with no expiration. The total project acreage is 3,808 acres. The site is being re-permitted with Sonoma County for construction and operation of up to a 38.5 megawatt geothermal power plant.

The project is located at the site of the former Pacific Gas and Electric (PG&E) Unit 15 project, which once had a 62 megawatt (gross) capacity power plant. During 10 years of operation, the PG&E plant declined in production to approximately 38 megawatts before it was shut down in l989 and all of the wells were plugged and abandoned. The project is located within the broader Geysers geothermal field which covers a total of approximately 20,000 acres in the Mayacamas Mountains in Sonoma County and Lake County, California, approximately 75 miles north of San Francisco. The Geysers geothermal resource is the largest producing geothermal field in the world, and has been generating greater than 850 megawatts of power for more than 30 years.

Significant Lease/Royalty Terms
There is no annual rental or royalty for the 421 acre private parcel owned by WGP. The Abril Ranch rental payment for 410 acres of surface and geothermal rights was $16,783 in 2014 and is annually adjusted by the San Francisco/San Jose CPI index. The Filly-Brown properties include 214 acres of surface access rights and 50% of the mineral rights owned by Western GeoPower. The Geothermal royalty payments for Abril are being evaluated with the intent to ensure they are consistent with market conditions.

Vale Butte, Oregon
Vale Butte and the Vale Butte Geothermal Resource Area is located in Eastern Oregon and borders the east side of the City of Vale. In the first quarter of 2014, U.S. Geothermal Inc. acquired 393 acres of geothermal energy and surface rights under six (6) leases. The leased area is immediately adjacent to the City of Vale and includes private surface and mineral estate, Vale City owned resources and Malheur County owned resources. The Vale Butte resource area has been used for direct use heating for many years. Geochemical analysis indicates a potential reservoir temperature of 311ºF to 320ºF and historical drilling in the area has encountered ground (rock) temperatures in excess of 300°F. Fault structures and hydrologic characteristics have been identified that are similar to the Neal Hot Springs site, and those geologic structures are contained within the newly acquired leases.

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

BLM Leases
The Company and its subsidiaries have 26 federal geothermal leases issued in accordance with the Geothermal Steam Act by the BLM.

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

The BLM also authorizes geothermal lessees to enter into unit agreements on federal lands to cooperatively develop a geothermal resource. The BLM reserves the right to specify rates of development and to require the geothermal lessee to commit to a unitization agreement.

Typical BLM leases have a primary term of ten years and may be renewed as long as geothermal resources are being explored. If resources are produced or utilized in commercial quantities, the lease can be renewed for up to forty years. If at the end of the forty-year period geothermal steam is still being produced or utilized in commercial quantities and the lands are not needed for other purposes, the geothermal lessee will have a preferential right to renew the lease for a second forty-year term, under terms and conditions as the BLM deems appropriate. During the lease term the lessee is required to pay an annual per acre rental fee. The fee escalates according to a schedule until geothermal production begins. After production has commenced, the geothermal lessee is required to pay royalties on the amount or value of energy production, and any by-products that may be derived from geothermal production.

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

Private Geothermal Leases
U.S. Geothermal and its subsidiaries hold 68 geothermal leases with private parties. The leases authorize the right to conduct geothermal development and operations on privately owned geothermal estate. In some cases, the surface ownership is split from the mineral or geothermal ownership.

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

Geothermal Development Concession in Guatemala
U.S. Geothermal Guatemala S.A. has acquired a 24,700 acre geothermal concession from the Ministry of Energy and Mines Guatemala C.A. The site is located 12.5 miles southwest of Guatemala City and 2.5 miles west southwest of the City of Amatitlan. The geothermal concession grants the rights for subsurface geothermal development, and established milestones for development and production. The Company has negotiated and acquired a surface lease from one landowner and controls 80 acres enabling geothermal development. The lease is similar in term and conditions to our leases with private landowners in the United States for surface fee land.

Item 3. Legal Proceedings

As of March 16, 2016, management is not aware of any material current or pending legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NYSE MKT
The following table sets forth information relating to the trading of our common stock from January 1, 2014 through December 31, 2015 for the Company’s common stock trading on the NYSE MKT, under the trade symbol “HTM”:

Sale Prices on the NYSE MKT
	High	Low
Year Ended December 31, 2015	($)	($)
First Quarter	0.51	0.44
Second Quarter	0.55	0.46
Third Quarter	0.67	0.51
Fourth Quarter	0.64	0.56

Year Ended December 31, 2014
First Quarter	0.95	0.38
Second Quarter	0.83	0.52
Third Quarter	0.72	0.55
Fourth Quarter	0.57	0.43

TSX
The Company voluntarily delisted from the TSX effective December 31, 2015. The following table sets forth information relating to the trading of our common stock from January 1, 2014 through December 31, 2015 for the Company’s common stock trading on the TSX under the trade symbol “GTH”:

Sale Prices on the TSX
	High	Low
Year Ended December 31, 2015	(CDN$)	(CDN$)
First Quarter	0.63	0.51
Second Quarter	0.67	0.57
Third Quarter	0.90	0.63
Fourth Quarter	0.88	0.75

Year Ended December 31, 2014
First Quarter	1.05	0.40
Second Quarter	0.88	0.57
Third Quarter	0.77	0.60
Fourth Quarter	0.64	0.51

As of March 6, 2016, we had approximately 17,000 beneficial stockholders.

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

Item 6. Selected Financial Data

	For the Years Ended December 31,				For the Fiscal Year Ended March 31,
	2015	2014	2013	2012	2012
Operating Revenues	$ 31,200,098	$ 30,968,782	$ 27,370,934	$ 9,758,946	$ 5,894,113
Operating Expenses	21,207,738	21,972,764	23,240,285	14,090,471	16,522,690
Income (Loss) from Continuing Operations	6,336,498	4,589,297	4,130,649	(4,331,525)	(6,222,129
Income (Loss) attributable to U.S. Geothermal Inc.	1,847,229	11,613,711	1,946,579	(2,958,567)
Income (Loss) per share attributable to U.S. Geothermal Inc.	0.02	0.11	0.02	(0.03)	(0.07)
Cash dividends declared and paid per common share	-	-	-	-	-

	As of December 31,				As of March 31,
	2015	2014	2013	2012	2012
Total Assets	$ 228,217,127	$ 232,914,304	$ 232,765,297	$ 240,496,096	$ 219,030,868
Total Long-term Obligations	91,091,982	95,776,351	99,247,344	104,318,206	69,495,470

	Income (loss) per share attributable to U.S. Geothermal Inc.	Operating Revenues	Gross Profit (Loss)	Income (Loss) from Operations	Net Income (Loss) Attributable to U.S. Geothermal, Inc.
Fiscal Year Ended March 31, 2012
1st Quarter	(0.01)	1,159,087	(1,061,775)	(2,415,858)	(1,643,723)
2nd Quarter	(0.01)	1,280,949	(52,235)	(1,827,157)	(930,870)
3rd Quarter	(0.00)	2,019,749	270,012	(836,581)	(766,100)
4th Quarter	(0.01)	5,299,161	966,804	748,072	382,126
Year Ended December 31, 2013
1st Quarter	0.01	7,086,990	4,102,509	2,235,079	1,388,523
2nd Quarter	(0.01)	4,973,076	1,012,227	(1,966,627)	(1,376,359)
3rd Quarter	0.00	5,760,495	2,461,352	186,198	(28,137)
4th Quarter	0.02	9,550,373	5,635,824	3,675,999	1,962,552
Year Ended December 31, 2014
1st Quarter	0.01	8,501,965	4,783,941	2,547,091	1,339,420
2nd Quarter	(0.01)	5,845,874	1,571,096	(1,308,330)	(1,152,813)
3rd Quarter	0.00	6,737,005	2,939,672	695,817	81,780
4th Quarter	0.11	9,883,938	5,731,213	2,654,719	11,345,324
Year Ended December 31, 2015
1st Quarter	0.01	8,473,861	4,615,637	1,763,381	734,135
2nd Quarter	(0.00)	5,861,180	1,801,996	(548,347)	(233,820)
3rd Quarter	0.00	6,929,847	2,819,445	595,079	280,864
4th Quarter	0.01	9,935,210	6,090,908	3,140,385	1,066,050

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

In April 2010, the Company was granted a geothermal energy rights concession in the Republic of Guatemala located in Central America. The Company signed a Memorandum of Understanding with a broker of electricity in Central America to negotiate a PPA for the El Ceibillo Project located near Guatemala City in October 2012. The framework of the agreement outlines a 15 year term to deliver up to 50 megawatts of power at competitive prevailing energy prices in the region. Geophysics activities and the drilling of the first exploration well occurred during 2013. A 25 megawatt flash steam plant is targeted to be in operation in the first half of 2018.

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

Factors Affecting Our Results of Operations

Raft River Operating Agreement/Ownership

Original Agreement
Originally, the Raft River Energy I LLC (“RREI”) issued two classes of member units, (Class A and Class B). Each class of ownership gives the owner participating rights in the business and results in equity ownership risks. The rights attached to the different classes will vary over time, in accordance with the terms of the Membership Admission Agreement. The agreement required RREI to track separately the capital accounts of the members after November 24, 2006. For income tax purposes, the Class A units received a greater proportion of the share of losses and other income tax benefits. This includes the allocation of production tax credits, which was distributed 99% to the Class A units and 1% to the Class B units during the first 10 years of production.

Purchase Agreement of Member Interest
On December 16, 2015, the U.S. Geothermal Inc. (holder of all Class B units) signed a purchase agreement with Goldman Sachs for the acquisition of 450 Class A units of the 500 Class A units held by Goldman Sachs. The terms of the agreement specified the conversion of 450 A units to 450 C units. All of the C units were acquired by U.S. Geothermal Inc. The remaining 50 A units held by Goldman Sachs retain all of the benefits for income tax purposes that were held by the original 500 A units. Effective December 16, 2015, U.S. Geothermal Inc. will receive 95% of the available cash flow from the project for the total purchase price of $5.1 million. The agreement includes an option for U.S. Geothermal Inc. to purchase residual interest in RREI for fair market value in December 2017. Allocations of profits and losses will remain 99% to Goldman Sachs and 1% to the U.S. Geothermal Inc. until December 31, 2017, after which the U.S. Geothermal Inc. will receive 95% of the allocation of profits and losses and Goldman Sachs will receive 5%.

The Company’s interests in RREI as defined in the partnership agreements are summarized as follows:

		Years (2016-2017)	Years (After 2017)
Cash Flow	RECs	95% (1)	95%
	Lease Payments, O&M Services & Royalties	100%
	Distributions	95%	95%
Tax Benefits		1%	95%
GAAP Income		1%	95%

(1)

The Company allocates 95% of income and receives 95% of available cash from RECs sold to third- parties. After year 10, REC income is shared with Idaho Power Co. For additional details, see the second amended and restated operating agreements as amended.

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

Operating Results

For the year ended December 31 2015, the Company reported net income attributable to U.S. Geothermal Inc. of $1,847,229 ($0.02 income per share) which represented a $9,766,482 decrease from net income attributed to U.S. Geothermal Inc. of $11,613,711 reported in the year ended 2014 ($0.11 income per share). Gross profits of $15,327,986 from plant operations for the year ended December 31, 2015 increased $302,064 (2.0% increase) from gross profits of $15,025,922 reported in the year ended 2014. Other notable favorable variances were reported in employee compensation, exploration costs and other income/expenses. A notable unfavorable variance was reported for income tax expense/benefit.

Plant Operations
During the years ended December 31, 2015 and 2014, the Company’s energy production revenues and related operating costs originated from its three fully operational power plants. The Neal Hot Springs, Oregon (USG Oregon LLC) plant is located in Eastern Oregon and began commercial operations in November 2012. The San Emidio, Nevada (USG Nevada LLC) plant is located in the San Emidio Desert in the northwestern part of the State of Nevada and began operations in May 2012. The Raft River, Idaho (Raft River Energy I LLC) plant is located in South Eastern Idaho and began operations in January of 2008.

A summary of energy sales by plant for the two years are as follows:

	For the Year Ended December 31,
	2015		2014
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	18,823,799	61.1	18,759,248	61.3
San Emidio, Nevada	7,324,484	23.7	7,031,445	23.0
Raft River, Idaho	4,693,913	15.2	4,805,568	15.7
	30,842,196	100.0	30,596,261	100.0

%* - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by each plant are as follows:

	For the Quarter Ended,
	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2015	2015	2015	2015
Neal Hot Spring, Oregon	54,472	53,500	37,232	33,498	52,642
San Emidio, Nevada	21,745	21,754	18,492	18,924	20,369
Raft River, Idaho	20,614	20,672	17,223	15,950	21,751
	96,831	95,926	72,947	68,372	94,762

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
For the year ended December 31, 2015, the Neal Hot Springs plant reported subsidiary net plant income of $10,001,009 which was an increase of $174,776 (1.8% increase) from the net income of $9,826,233 reported in the year ended December 31, 2014. Overall, energy sales for the year ended 2015 were consistent with the prior year. The contracted rate increases offset the decreases in energy production that occurred in the current year. During the current year the plant produced 176,871 megawatts of power which was down 6,523 megawatts (3.6% decrease) from the prior year. During the current year, the plant experienced down time due to plugged vaporizers, a generator re-alignment, and difficulties with the refrigerant feed pumps.

Plant operating costs, excluding depreciation, increased $66,302, which was a 1.7% increase from the prior year. The largest increase was related to employee compensation which was partially offset by a decrease in chemicals and lubricant costs. For the current year, salaries and related costs increased $214,050 (17.6% increase) from the prior year. The compensation increases were due to the employee bonuses, wage increases and increases in workers’ compensation premiums. On March 31, 2015, the plant employees were awarded a bonus that totaled $83,179. Average wage increases of 2.5% were awarded to plant employees in April 2015. The additional time and increases in workers’ compensation costs resulted in increases of approximately $25,600 from the prior year. In the prior year, the plant incurred costs that exceeded $173,000 (47.2% higher than the current year) for refrigerants and other motive fluids.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Year Ended December 31,
	2015		2014		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	18,823,799	100.0	18,759,248	100.0	64,551	0.3

Plant expenses:
Operations	3,878,762	20.6	3,812,460	20.3	(66,302)	(1.7)
Depreciation and amortization	3,278,114	17.4	3,263,450	17.4	(14,664)	(0.4)
	7,156,876	38.0	7,075,910	37.7	(80,966)	(11.7)

Operating income	11,666,923	62.0	11,683,338	62.3	(16,415)	(0.1)

Other income (expense):
Interest expense	(1,674,411)	(8.9)	(1,875,639)	(10.0)	201,228	10.7
Interest income/other	8,497	0.0	18,534	0.1	(10,037)	(54.2)
	(1,665,914)	(8.9)	(1,857,105)	(9.9)	191,191	10.3

Subsidiary net income	10,001,009	53.1	9,826,233	52.4	174,776	1.8

%* -	represents the percentage of total plant operating revenues.
%** -

represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2014	56,047	5,266,454	93.8	3,070,349	817,503
June 30, 2014	40,629	3,402,318	83.7	1,196,404	820,526
September 30, 2014	32,246	3,712,988	115.0	1,412,124	805,497
December 31, 2014	54,472	6,377,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171

* -	The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada (USG Nevada LLC) Plant Operations
For the year ended December 31, 2015, the San Emidio plant reported subsidiary net income of $1,485,197 which was an increase of $997,404 (204.5% increase) from the subsidiary net income of $487,793 reported in the year ended 2014. Energy sales increased $293,039 (4.2% increase) and megawatt hours produced increased 2,644 (3.4% increase) from the prior year. Production increases were primarily due to lower levels of down time in the current year. In April 2014, the plant lost 415 hours of production during the planned shutdown which was more than the 120 hours (71.1% decrease) needed for the planned shut down in April 2015. The 2014 outage required additional time to perform turbine warranty modifications.

For the current year, the total operating costs, excluding depreciation, decreased $617,160 (19.2% decrease), from the prior year. Significant decreases in field maintenance, chemicals, and taxes that were partly offset by an increase in employee compensation. In year ended December 31, 2014, the plant incurred significant costs for circulation system chemicals that exceeded $255,000 and incurred costs that exceeded $156,000 for brine injection pump repairs. The minerals proceeds tax for the State of Nevada decreased approximately $78,000 from the year ended 2014, due to changes in tax calculation methods and the higher operating costs reported in the prior year. Property taxes decreased approximately $75,000 from the prior year primarily due to lower assessed property values. On March 31, 2015, the plant employees were awarded a bonus that totaled $62,523. Average wage increases of 2.5% were awarded to plant employees in April 2015.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Year Ended December 31,
	2015		2014		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	7,324,484	100.0	7,031,445	100.0	293,039	4.2

Plant expenses:
Operations	2,604,492	35.6	3,221,652	45.9	617,160	19.2
Depreciation and amortization	1,263,401	17.2	1,261,438	17.9	(1,963)	(0.2)
	3,867,893	52.8	4,483,090	63.8	615,197	13.7

Operating income (loss)	3,456,591	47.2	2,548,355	36.2	908,236	35.6

Other income (expense):
Interest expense	(2,032,776)	(27.7)	(2,060,901)	(29.3)	28,125	1.4
Interest income/other income	61,382	0.8	339	0.0	61,043	#
	(1,971,394)	(26.9)	(2,060,562)	(29.3)	89,168	4.3

Subsidiary net income	1,485,197	20.3	487,793	6.9	997,404	204.5

%* -	represents the percentage of total plant operating revenues.
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

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2014	21,223	1,935,091	91.2	423,350	312,908
June 30, 2014	15,686	1,450,526	91.2	(203,424)	316,283
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269

* -	The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho (Raft River Energy I LLC) Plant Operations
The subsidiary net loss from Raft River Energy I LLC (“RREI”) operations of $636,692 for the year ended December 31, 2015 increased $439,567 (223.0% increase) from the loss of $197,125 reported for the year ended 2014. Energy revenues decreased $111,655 (2.3% decrease) and megawatt hours produced decreased 3,202 megawatt hours (4.06% decrease) from the prior year. In August 2015, the plant lost 371 hours during two unplanned outages needed for additional turbine repairs.

Plant operating costs, excluding depreciation, increased $347,680 for the year December 31, 2015, which was a 9.7% increase from the year ended 2014. The increases were primarily due to increases in maintenance and salary costs. The scheduled turbine overhaul was completed in June 2015. After the initial overhaul, the turbine coupling insulating kit was compromised which created the need for a second turbine outage for bearing replacements that were completed in August 2015. The turbine repairs exceeded $361,500. In the current year, repairs of approximately $46,700 were made to the brine injection pump due to a bearing failure.

Salaries and related costs increased $155,665 (19.2% increase) from the prior year. In March 2015, the plant employees were awarded a bonus that totaled $55,431. The remaining portion of the salary increase was primarily due to general wage increases that averaged 2.5% awarded in April 2015.

The summarized statements of operations for RREI are as follows:

	Year Ended December 31,
	2015		2014		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	4,693,913	92.9	4,805,568	92.8	(111,655)	(2.3)
Energy credit sales	357,902	7.1	372,521	7.2	(14,619)	(3.9)
	5,051,815	100.0	5,178,089	100.0	(126,274)	(2.4)

Plant expenses:
General operations	3,914,017	77.5	3,566,337	68.9	(347,680)	(9.7)
Depreciation and amortization	1,757,891	34.8	1,716,465	33.1	(41,426)	(2.4)
	5,671,908	112.3	5,282,802	102.0	(389,106)	(7.4)

Operating loss	(620,093)	(12.3)	(104,713)	(2.0)	(515,380)	(492.2)

Other income (expense):
Interest expense	(39,064)	(0.8)	(95,592)	(1.9)	56,528	59.1
Other and interest income	22,465	0.5	3,180	0.1	19,285	606.4
	(16,599)	(0.3)	(92,412)	(1.8)	75,813	82.0

Subsidiary net loss	(636,692)	(12.6)	(197,125)	(3.8)	(439,567)	(223.0)

%* -	represents the percentage of total plant operating revenues.
%** -

represents the percentage of change from 2014 to 2015. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2014	21,614	1,199,550	55.3	61,749	427,907
June 30, 2014	18,069	907,194	50.2	(579,569)	428,180
September 30, 2014	18,501	1,273,013	68.8	117,281	429,164
December 31, 2014	20,614	1,425,811	69.9	203,414	431,214
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744

* -	Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Employee Compensation
Salaries and related costs incurred for exploration, design and development costs that cannot be capitalized, as well as general management and administration. Salaries and related costs for plant operations are expensed as plant production costs. For the year ended December 31 2015, the Company reported $2,882,105 in employee compensation, which was a decrease of $315,814 (9.9% decrease) from the year ended 2014. Overall, the number of employees and pay rates were consist with the prior year. Also, allocation levels to capital projects and plant operations were consistent with the prior year. In the current year, the largest salary allocations were made to the WGP Geysers project for amounts that exceeded $286,000. In the prior year, salary cost allocations were made to USG Nevada LLC for both operation support and the Phase II project for amounts that exceeded $268,000.

The primary reason for the reduction in employee compensation was due to stock option cost which decreased $364,597 (32.7% decrease) from the prior year. Stock option costs are based upon several factors that include the vesting periods, stock price and stock price volatility. Substantially all of the option expenses are recognized within the 18 month vesting period of each grant with the largest costs recognized in the first three months the options are granted. Stock options of 2,060,000 and 450,000 were granted to employees and directors on May 15, 2015, and June 26, 2015; respectively. In the prior years, the Company awarded employees stock options of 2,883,500 and 1,950,000 on April 2, 2014 and September 1, 2013; respectively. The options granted in 2014 had a higher costs associated with them due to the higher stock prices/volatility in that year. Also, the later issue date of the September 2013 options resulted in more costs reported in 2014 (the remaining 18 month vesting period ended the fourth quarter of 2014). During the year ended December 31, 2015, the Company’s common stock closing price reached a high of $0.67 and a low of $0.44 ($0.54 average daily closing price). During the year ended December 31, 2014, the Company’s common stock closing price reached a high of $0.95 and a low of $0.38 ($0.61 average daily closing price).

Employee compensation components are summarized as follows:

	For the Year Ended
	December 31,
	2015	2014	Variances
	$	$	$	%
Salaries and related costs	1,774,277	1,858,423	(84,146)	(4.5)
Stock option compensation	750,794	1,115,391	(364,597)	(32.7)
Stock compensation (restricted shares)	357,034	224,105	132,929	59.3
	2,882,105	3,197,919	(315,814)	(9.9)

% - represents the percentage of change from 2014 to 2015.

Exploration Costs
For the year ended December 31, 2015, the Company reported $82,316 in exploration costs which was a decrease of $426,184 (83.8% decrease) from the exploration costs of $508,500 incurred in the year ended 2014. In the prior year, the Company incurred costs of $432,705 on well drilling activities for the Gerlach, Nevada project. Similar costs were not incurred in the current year while the results of the prior year drilling activities are being evaluated.

Other Income/Expenses
For the year ended December 31, 2015, the Company reported a net gain of $141,293 in other income/expenses which was an increase of $487,881 from the net loss of $346,588 reported the year ended 2014. In the fourth quarter of 2014, the Company abandoned the Granite Creek area located in the State of Nevada, and released 2,445 acres of geothermal water rights purchased in April 2008 for $451,299.

Income Tax Benefit/Expense
For the year ended December 31, 2015, the Company reported net income tax expense of $1,386,000 which was a variance of $11,693,000 from the net income tax benefit of $10,307,000 recognized in the prior year. In 2014, the Company determined that the more likely than not threshold had been met regarding the Company’s ability to use its net earned deferred income tax assets (primarily unused net operating losses). The current income tax expense is based upon the current period’s operating income as well as the change in net income asset.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the year ended December 31, 2015, the Company reported $3,103,269 in net income attributable to non-controlling interests, which was a decrease of $179,317 (5.5% decrease) from the $3,282,586 income reported in the year ended 2014. The primary component of the variance was the operations of Raft River Energy I LLC (“RREI”) which reported a subsidiary net loss of $636,692 for the year ended December 31, 2015, which was an increase of $439,567 (223.0% increase) from the loss reported in the prior year. Based upon the terms of the partnership agreement, the non-controlling interest receives a larger portion of the net loss after the allocation of energy credit sales. The primary factors for the RREI loss increases were discussed above.

The net income or (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Year Ended
	December 31,
Subsidiaries and Non-Controlling	2015	2014	Variance
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	3,997,204	3,915,952	81,252	2.1
Raft River Energy I LLC interest held by Raft River I Holdings, LLC	(877,278)	(452,193)	(425,085)	(94.0)
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(16,657)	(181,173)	164,516	90.8
	3,103,269	3,282,586	(179,317)	(5.5)

% - represents the percentage of change from 2014 to 2015.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the year ended December 31, 2015:

				Exploration
	Neal Hot	San		Activities and	Consolid-
Statement of Operations	Springs	Emidio	Raft River	Corporate	ated
Element	$	$	$	$	$
Net income from plant operations	11,666,923	3,456,591	(620,093)	824,565	15,327,986
Expenses/(income)	1,673,914	1,971,394	(21,468)	(4)5,367,648	8,991,488
Net income (loss)	9,993,009	1,485,197	(596,625)	(4,543,083)	6,336,498

Income taxes	(2,248,000)	(557,000)	(104,000)	1,523,000	(1,386,000)

Non-controlling interests	(1)(3,997,204)	-	(2)877,279	(3)16,656	(3,103,269)
Net income attributable to U.S. Geothermal	3,747,805	928,197	174,654	(3,003,427)	1,847,229

(1)	The non-controlling interest for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interest for Raft River represents 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.
(3)	The non-controlling interest for our exploration activities represents a 32.49% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the year ended December 31, 2015 include:

•	Employee compensation	$ 2,882,105
•	Corporate administration	1,087,675
•	Professional fees	1,067,939
•	Exploration costs	82,316

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental (resource verified, PPA off-taker identified), the costs associated with a project will be capitalized.

Liquidity and Capital Resources

During the calendar year ended December 31, 2015, the operating projects of U.S. Geothermal have generated significant available cash (after debt service and reserves) to fund our development activities and corporate costs. Neal Hot Springs has distributed $5.2 million in cash as an equity distribution to U.S. Geothermal; San Emidio has generated $2.7 million in cash provided by operating activities; Raft River has paid $0.2 million in REC income cash to U.S. Geothermal. In addition, cash received by corporate as a result of management fees, royalties and lease income totaled $1.3 million. We believe our cash and liquid investments at December 31, 2015 are adequate to fund our general operating activities through December 31, 2016. Development of our projects under development and under exploration may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

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

Following year-end, on January 25, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital (“LPC”) facility. The Company’s first Purchase Agreement with LPC, was entered into on May 21, 2012 and expired in 2015. Under the new Purchase Agreement, at the company’s sole discretion, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30 month period subject to the conditions in the Purchase Agreement. The agreement provides for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments will be used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes.

On December 14, 2015, the Company acquired from Goldman Sachs the majority of their cash flow interest in and ownership of the Raft River geothermal project. The Company will receive 95% of the cash flow from the project on a going forward basis, along with all increased cash flow from any project improvements. The purchase price was $5.1 million for the 95% interest, with an option to purchase the balance of Goldman’s interest for Fair Market Value at the end of 2017. The purchase price consisted of a $3.5 million cash payment plus a promissory note of $1.6 million that bears interest at 8%. Under the promissory note agreement, $1 million of the note may be satisfied with shares of U.S. Geothermal common stock priced at the 10 day weighted average closing price of the common stock at time of conversion if not otherwise paid in cash by March 31, 2016. The Company has filed a resale registration statement covering the shares to be issued in satisfaction of the promissory note.

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

On February 4, 2014, a replacement shelf registration statement filed on Form S-3 with the SEC became effective. The replacement shelf registration statement was filed as routine course of business due to the impending expiration of the Company’s existing shelf registration statement that, under SEC rules, would have expired on December 1, 2013. The Company may use the replacement shelf registration statement to offer and sell from time to time for a period of three years in one or more public offerings up to $50 million of common stock, warrants, or units consisting of any combination thereof. The terms of any securities offered under the replacement shelf registration statement, and the intended use of the resulting net proceeds, will be established at the times of any future offerings and will be described in prospectus supplements filed at such times with the SEC. Other than with respect to the LPC facility described above, the Company has no immediate plans to sell any additional stock under the replacement shelf registration statement at this time, but wishes to preserve the option in support of its future growth and development of its projects as well as strategic acquisition opportunities.

Under the Loan Guarantee Agreement at Neal Hot Springs with the Department of Energy, all funds for USG Oregon LLC are deposited into PNC Bank subject to certain procedural restrictions on the use of the funds. The waterfall of funds out of the Revenue account is processed semi-annually. On December 31, 2015, $17.5 million in USG Oregon LLC funds were deposited at PNC Bank, and were unavailable for immediate corporate needs.

As of March 10, 2016, the Company was not in compliance with two non-financial covenants included in the loan agreement relating to 1) the substitution of a replacement index into a PPA document for a discontinued index and 2) the transfer of an operating lease agreement between the company and an independent third party into a family trust. Neither of these matters are substantive and the Company believes that each is readily curable. Legal counsel is assisting the Company in documenting a remedy for these two issues.

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

Revenue Recognition
Energy sales revenue are recognized when the electrical power generated by the Company’s power plants is delivered to the customer who is reasonably assured to be able to pay under the terms defined by the Power Purchase Agreements (“PPAs”). Renewable Energy Credits (“RECs”) are earned for each megawatt hour produced from the geothermal power plants. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales.

Property, Plant and Equipment
During the development stage of operations, the Company has purchased and otherwise acquired geothermal properties for the production of power. The geothermal properties include: drilled wells, power plant components, power plant support components, land, land rights, surface water rights, geothermal water rights and construction in progress. The factors and assumptions that comprise this allocation process will be based upon the best information available to us, and will be evaluated, at least, annually for viability. If it is determined that our cost allocations have produced results that vary significantly from the conditions surrounding the value of the Company’s geothermal properties, a gain or loss adjustment will be made in the period in which this determination is made. The cost allocation or amortization process is not intended to present the fair market value of our geothermal properties; rather to allocate the actual historical costs of those properties over their service lives.

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

Stock-Based Compensation
The Company awards stock options to employees for services provide to the Company. The fair value of the options are determined on the date the options are awarded according to several factors that include the exercise price of the option, the current price of the underlying shares, the expected life of the options, and the volatility of the stock price. Generally speaking, a longer life and higher expected volatility yields a higher value of the option. In accordance with appropriate accounting guidance, the Company amortizes the value of these options as operating expense during the period in which they vest. To date, all costs associated with the stock options have been charged to operations and no costs have been allocated to the construction of property and equipment.

Contractual Obligations

As of December 31, 2015, the following table denotes contractual obligations by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases (5)	$ 8,341,600	$ 640,726	$ 1,249,761	$ 999,394	$ 5,451,719
Plant Loan (1)	29,665,959	624,428	1,223,579	1,504,686	26,313,266
Plant Loan, DOE(2)	63,546,722	3,375,448	5,941,146	5,885,258	48,344,870
Note Payable, Settlement Agreement (3)	1,085,964	412,135	673,829	-	-
Convertible promissory note (4)	1,597,000	1,597,000	-	-	-

(1)	Plant loan with Prudential Capital Group scheduled for to be repaid over the next 23 years.
(2)	Plant loan with the Department of Energy scheduled to be repaid over the next 20 years.
(3)	Loan agreement that originated with a settlement agreement with SAIC Constructors LLC scheduled to be repaid over the next five years.
(4)	Short-term promissory note that originated with the acquisition of an additional interest in Raft River Energy I LLC.
(5)	Operating leases does not include costs from royalty based lease contracts.

Off Balance Sheet Arrangements

As of December 31, 2015, the Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income and Comprehensive Income and Stockholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the consolidated financial statements that are a part of this transition report (See Part IV, Item 15, exhibit 13.1) . Other financial information and schedules are included in the consolidated financial statements that are a part of this transition report.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Geothermal Inc.

We have audited the accompanying consolidated balance sheet of U.S. Geothermal Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Geothermal Inc. as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington
March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Geothermal, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Geothermal, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. U.S. Geothermal, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Geothermal, Inc. as of December r 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, U.S. Geothermal, Inc. has included segment reporting of the 2014 financial information for comparison purposes. Our opinion is not modified with respect to this matter.

Fruci & Associates II, PLLC (fka-MartinelliMick PLLC)
Spokane, Washington
March 13, 2015, except for Note 16, as to which the date is March 10, 2016

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

Current:
Cash and cash equivalents	$8,654,375	$12,994,975
Restricted cash and bonds	4,696,007	3,320,781
Trade accounts receivable	3,766,517	3,774,133
Other current assets	1,680,819	1,550,359
Total current assets	18,797,718	21,640,248

Restricted cash and bond reserves	17,495,789	18,690,096
Property, plant and equipment, net	167,736,792	166,859,446
Intangible assets, net of amortization	15,265,828	15,417,514
Net deferred income tax asset	8,921,000	10,307,000

Total assets	$228,217,127	$232,914,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,703,226	$1,886,947
Related party accounts payable	-	5,195
Convertible promissory note	1,597,000	-
Current portion of capital lease obligations	-	20,919
Current portion of notes payable	4,412,012	4,336,271
Total current liabilities	8,712,238	6,249,332

Long-term Liabilities:
Asset retirement obligations	1,204,930	1,400,000
Notes payable, less current portion	89,887,052	94,376,351
Total long-term liabilities	91,091,982	95,776,351

Total liabilities	99,804,220	102,025,683

Commitments and Contingencies (note 12)
STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at December 31, 2015 and 2014 were: 107,601,425 and 107,018,029; respectively)	107,601	107,018

Additional paid-in capital	118,131,013	103,669,371
Accumulated deficit	(17,437,631)	(19,284,860)
	100,800,983	84,491,529

Non-controlling interests	27,611,924	46,397,092
Total stockholders’ equity	128,412,907	130,888,621

Total liabilities and stockholders’ equity	$228,217,127	$232,914,304

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2015	2014
Plant Revenues:
Energy sales	$30,842,196	$30,596,261
Energy credit sales	357,902	372,521
Total plant operating revenues	31,200,098	30,968,782
Plant Expenses:
Plant production expenses	9,572,707	9,701,506
Depreciation and amortization	6,299,405	6,241,354
Total plant operating expenses	15,872,112	15,942,860
Gross Profit	15,327,986	15,025,922
Operating Expenses:
Corporate administration	1,087,675	1,136,849
Professional and management fees	1,067,939	986,742
Employee compensation	2,882,105	3,197,919
Travel and promotion	215,591	199,894
Exploration costs	82,316	508,500
Operating Income	9,992,360	8,996,018
Interest Expense	3,797,155	4,060,133
Other (income) expense	(141,293)	346,588
Income Before Income Tax Expense	6,336,498	4,589,297
Income Tax (Expense) Benefit	(1,386,000)	10,307,000
Net Income	4,950,498	14,896,297

Net income attributable to the non-controlling interests	(3,103,269)	(3,282,586)
Net Income Attributable to U.S. Geothermal Inc.	1,847,229	11,613,711
Other Comprehensive Income:
Unrealized income on investment in equity securities	-	27,321

Comprehensive Income Attributable to U.S. Geothermal Inc.	$1,847,229	$11,641,032

Basic Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.02	$0.11
Diluted Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.02	$0.11

Weighted average number of shares used in the calculation of income per share:
Basic	106,970,812	103,765,537
Diluted	108,313,601	106,457,846

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014

Operating Activities:
Net Income	$4,950,498	$14,896,297
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	6,409,818	6,367,817
Stock based compensation	1,107,828	1,339,496
Loss on sale of securities	-	27,967
Gain on software refund	-	(13,239)
Loss on disposal of geothermal water rights	-	451,299
Change in deferred income taxes	1,386,000	(10,307,000)
Net changes in:
Trade accounts receivable	7,616	332,673
Accounts payable and accrued liabilities	59,510	178,158
Prepaid expenses and other	(130,460)	(471,097)
Total cash provided by operating activities	13,790,810	12,802,371

Investing Activities:
Purchases of property, plant and equipment	(6,602,974)	(3,746,083)
Acquisition of additional interests in subsidiaries	(3,500,000)	(6,842,281)
Proceeds from sale of equities held for investment	-	41,528
Proceeds from software refund	-	31,120
Net funding of restricted cash reserves and bonds	(180,919)	(4,712)
Total cash used by investing activities	(10,283,893)	(10,520,428)

Financing Activities:
Issuance of common stock	49,549	1,634,918
Contributions from non-controlling interest	-	7,360
Distributions to non-controlling interest	(3,462,589)	(15,048,334)
Principal payments on notes payable and other obligations	(4,413,558)	(4,569,726)
Principal payments on capital leases	(20,919)	(48,120)
Total cash used by financing activities	(7,847,517)	(18,023,902)

Decrease in Cash and Cash Equivalents	(4,340,600)	(15,741,959)

Cash and Cash Equivalents, Beginning of Period	12,994,975	28,736,934

Cash and Cash Equivalents, End of Period	$8,654,375	$12,994,975

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$8,230	$84,208
Company acquisition by issuance of common stock	-	318,674
Convertible promissory note issued for additional subsidiary interest	1,597,000	-
Non-cash distributions to non-controlling interest	24,000	24,000

Other Items:
Interest paid	3,819,585	4,080,396

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015 and 2014

			Additional		Accumulated	Non-
	Number of	Common	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Shares	Capital	Deficit	Income (Loss)	Interest	Totals

Balance at January 1, 2014	102,094,542	$102,094	$100,381,207	$(30,898,571)	$(27,321)	$58,155,480	$127,712,889

Distributions to non-controlling interest entities	-	-	-	-	-	(15,048,334)	(15,048,334)
Non-controlling equity contributions	-	-	-	-	-	7,360	7,360
Stock issued to shareholders of acquired company	692,769	693	317,981	-	-	-	318,674
Stock issued by the exercise of employee stock options	1,077,000	1,077	336,544	-	-	-	337,621
Stock issued by the exercise of stock purchase warrants	2,594,596	2,595	1,294,703	-	-	-	1,297,298
Stock compensation	559,122	559	1,338,936	-	-	-	1,339,495
Unrealized loss and reclassification to net income	-	-	-	-	27,321	-	27,321
Net income	-	-	-	11,613,711	-	3,282,586	14,896,297

Balance at December 31, 2014	107,018,029	107,018	103,669,371	(19,284,860)	-	46,397,092	130,888,621

Distributions to non-controlling interest entities	-	-	-	-	-	(3,486,589)	(3,486,589)
Acquisition of additional interest in subsidiary	-	-	13,304,848	-	-	(18,401,848)	(5,097,000)
Stock issued by the exercise of employee stock options	155,000	155	49,395	-	-	-	49,550
Stock compensation	428,396	428	1,107,399	-	-	-	1,107,827
Net income	-	-	-	1,847,229	-	3,103,269	4,950,498
Balance at December 31, 2015	107,601,425	$107,601	$118,131,013	$(17,437,631)	$-	$27,611,924	$128,412,907

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Basis of Presentation

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware);
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala);
xiv)	Geysers USG Holdings Inc. (incorporated in the State of Delaware);
xv)	Western GeoPower, Inc. (incorporated in the State of California);
xvi)	USG Mayacamas Inc. (incorporated in the State of Delaware);
xvii)	Mayacamas Energy LLC (organized in the State of California);
xviii)	Skyline Geothermal LLC (organized in the State of Delaware);
xix)	Skyline Geothermal Holding, Inc. (incorporated in the State of Delaware);
xx)	Earth Power Resources Inc. (incorporated in the State of Delaware); and
xxi)	Idaho USG Holdings LLC (organized in the State of Delaware).

All intercompany transactions are eliminated upon consolidation.

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity, it recognizes a non-controlling interest attributed to the interest controlled by outside third parties. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The consolidated statements of income and comprehensive income will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Geothermal and its consolidated subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting periods. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all unrestricted cash and short-term deposits, with original maturities of no more than ninety days when acquired to be cash and cash equivalents.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2015 and December 31, 2014, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At December 31, 2015, the Company’s total cash balance, excluding money market funds and a deposit held by a major customer, was $1,453,190 and bank deposits amounted to $1,699,254. The difference was due to outstanding checks and deposits. Of the bank deposits, $518,845 was not covered by or was in excess of FDIC insurance guaranteed limits. At December 31, 2015, the Company’s money market funds invested, primarily, in government backed securities totaled $27,921,666 and were not subject to deposit insurance. A security bond that totaled $1,468,898 at year end was held under contracted terms by a major customer.

Property, Plant and Equipment

Property, plant and equipment, including assets under capital lease, are recorded at historical cost. Costs of acquisition of geothermal properties are capitalized in the period of acquisition. Major improvements that significantly increase the useful lives and/or capabilities of the assets are capitalized. A primary factor in determining whether to capitalize construction type costs is the stage of the potential project’s development. Once a project is determined to be commercially viable, all costs directly associated with the development and construction of the project are capitalized. Until that time, all development costs are expensed. A commercially viable project will typically have, among other factors, a reservoir discovery well or other significant geothermal surface anomaly, a power transmission path that is identified and available, and an electricity off-taker identified. A valid reservoir discovery is generally defined when a test well has been substantially completed that indicates the presence of a geothermal reservoir that has a high probability of possessing the necessary temperatures, permeability, and flow rates. After a valid discovery has been made, the project enters the development stage. Generally, all costs incurred during the development stage are capitalized and tracked on an individual project basis and are included in construction in progress until the project has been placed into service. If a geothermal project is abandoned, the associated costs that have been capitalized are charged to expense in the year of abandonment. Expenditures for repairs and maintenance are charged to expense as incurred. Interest costs incurred during the construction period of defined major projects from debt that is specifically incurred for those projects are capitalized. Funds received from grants associated with capital projects reduce the cost of the asset directly associated with the individual grants. The offset of the cost of the asset associated with grant proceeds is recorded in the period when the requirements of the grant are substantially complete and the amount can be reasonably estimated.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets for impairment when factors and circumstances indicate that the carrying values may not be recoverable. Factors which could trigger an impairment include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of assets or its overall business strategy, negative industry or economic trends, a determination that a project will not support commercial operations, a determination that a suspended project is not likely to be completed, a significant increase in costs necessary to complete a project, legal factors relating to its business or when it concludes that it is more likely than not that an asset will be disposed of or sold. The Company tests its long-lived assets for impairment at the operating plants or site location. Recoverability of assets held and used is determined by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount in which the carrying amount of the assets exceeds their fair value. The estimate of future cash flows required significant judgments of factors that include future sales, gross profit and operating expenses.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that it is more likely than not that all or some portion of the deferred tax benefit will not to be realized.

The Company regularly evaluates the likelihood of realizing the benefit for income tax positions in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If the Company believes it is more likely than not that its positions will be sustained, a benefit is recognized at the largest amount that is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits are recorded in other liabilities and long-term debt and other liabilities on the consolidated balance sheets.

Earnings Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and restricted stock awards. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. In a period where the Company is in a net loss position, the diluted loss per share is computed using the basic share count. Common stock purchase warrants, broker warrants and options excluded from the diluted share calculations because their effect is anti-dilutive for the years ended December 31, 2015 and 2014 totaled 1,148,699 and 2,228,049; respectively.

The weighted average number of shares used in the calculation of common and diluted shares outstanding have been modified from the prior year presentation to account for a correction of an error in applying the treasury stock method. Basic and diluted earnings per share for the year ended December 31, 2014 as previously presented were $0.11 and $0.09, respectively, compared to $0.11 and $0.11, as corrected. The error was not material to the interim or annual financial statements.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade account and other receivables, refundable tax credits, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the consolidated balance sheet date. Resulting translation adjustments are included in other comprehensive income (loss) and accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Revenue

Revenue Recognition

Energy Sales
The energy sales revenue is recognized when the electrical power generated by the Company’s power plants is delivered to the customer who is reasonably assured to be able to pay under the terms defined by the Power Purchase Agreements (“PPAs”).

Renewable Energy Credits (“RECs”)
Currently, the Company operates three plants that produce renewable energy that creates a right to a REC. The Company earns one REC for each megawatt hour produced from the geothermal power plant. The Company considers the RECs to be outputs that are an economic benefit obtained directly through the operation of the plants. The Company does not currently hold any RECs for our own use. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At Raft River Energy I LLC, each REC is certified by the Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales. At all three plants, title for the RECs pass during the same month as energy sales. As a result, costs associated with the sale of RECs are not segregated on the consolidated statement of income and comprehensive income (loss).

Revenue Source

All of the Company’s operating revenues (energy sales and renewable energy credit sales) originate from energy production from its interests in three geothermal power plants located in the states of Idaho, Oregon and Nevada. The plants located in Oregon and Idaho sell their energy to the same electric power utility that primarily serves Idaho and eastern Oregon. For the years ended December 31, 2015 and 2014, the percentage of operating revenues from the major customer to total operating revenues was 75.4% and 76.1%; respectively. At December 31, 2015 and 2014, the percentage of trade accounts receivable balance from the major customer was 80.7% and 77.1%; respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“Update 2016-02”), Leases (Topic 842). Update 2016-02 recognizes lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. Under previous standards, assets and liabilities were only recognized for leases that met the definition of a capital lease. Our preliminary review indicates that many of the Company’s lease contracts would be subject to the reporting requirements defined by this Update. The Update is effective for public companies with fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, the Company would be required to recognize and measure leases at the beginning of the earliest period being presented using a modified retrospective approach. Management is still evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

Income Taxes
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“Update 2015-17”), Balance Sheet Classification of Deferred Taxes (Topic 740). Update 2015-17 eliminates the requirement of classifying deferred tax liabilities and assets in current and noncurrent amounts. This Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Update 2015-17 is effective, for public entities, for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted the new guidance retrospectively beginning with the year ended December 31, 2014, and applied such guidance consistently for the year ended December 31, 2015. The adoption of this update resulted in the reclassification of a current deferred tax asset of $1,803,000 to a noncurrent deferred tax asset on our accompanying consolidated balance sheets as of December 31, 2014.

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2015	2014
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Revenue Account	2,259	188,930
Prudential Capital Group, Debt Service Reserves	1,595,555	-
Bureau of Land Management, Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Payment Account	2,118,193	2,151,851
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000

	$4,696,007	$3,320,781

Long-term restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2015	2014
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Debt Service Reserves	-	1,594,605
Prudential Capital Group, Maintenance Reserves	708,300	604,529
Prudential Capital Group, Well Reserves	314,590	212,298
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,542,058	2,582,606
U.S. Department of Energy, Short Term Well Field Reserves	4,507,110	4,505,150
U.S. Department of Energy, Long-Term Well Field Reserves	4,966,543	4,761,927
U.S. Department of Energy, Capital Expenditure Reserves	2,718,290	2,690,083

	$17,495,789	$18,690,096

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance (see note 2 for details). The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at December 31, 2015 and 2014.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the year ended December 31, 2015, the Company focused development activities on the San Emidio Phase II; Guatemala, Crescent Valley and WGP Geysers projects with development. Drilling and testing costs of approximately $665,000 were incurred on the San Emidio Phase II. Drilling costs exceeded $1,526,000 in Guatemala. Drilling costs of approximately $1,096,000 were incurred on the first production well at Crescent Valley. Costs were incurred at WGP Geysers for site preparation, an interconnection study and well field testing that totaled approximately $1,551,000. In September 2015, the Company disposed of the fully depreciated old power plant located in San Emidio, Nevada at its historical cost of $2,275,475. In November 2015, the Company purchased all of the long lead equipment for the construction of three binary geothermal power plants for $1.5 million.

During the year ended December, 2014, the Company engaged in development activities for San Emidio, Nevada and the Guatemala projects. Two new exploration wells for the San Emidio Phase II project were drilled, and one other well drilled in 2013 was placed into production during the year for approximately $2.03 million. A portion of the drilling and development costs were offset by grant proceeds of $632,210. The new production well was connected to the existing Phase I power plant and is producing fluid to the plant as part of a long term test of the South Zone reservoir. During the year, costs that exceeded $924,000 were incurred at Guatemala for the construction of nine temperature gradient wells.

On December 12, 2014, the Company completed an acquisition of Earth Power Resources Inc. After acquisition, the Company incurred approximately $133,000 on the drilling of a new production well (see note 15 for details).

Effective April 22, 2014, the Company acquired a group of companies (The Geysers, California) that included long-term assets that totaled $7.8 million (land of $1.6 million, wells and other construction in progress of $6.2 million). After acquisition, the Company incurred development costs of approximately $259,000 for design and study work for a new power plant, transmission line and well field (see note 15 for details).

Property, plant and equipment, at cost, are summarized as follows:

	December 31,
	2015	2014
Land	$3,074,052	$3,211,010
Power production plant	159,800,893	162,076,367
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	3,668,984	1,796,807
	177,735,305	178,275,560
Less: accumulated depreciation	(31,021,494)	(27,068,836)
	146,713,811	151,206,724
Construction in progress	21,022,981	15,652,722

	$167,736,792	$166,859,446

Depreciation expense charged to plant operations and administrative costs for the years ended December 31, 2015 and 2014, was $6,228,133 and $6,186,132; respectively.

Changes in construction in progress are summarized as follows:

	For the Year Ended December 31,
	2015	2014
Beginning balances	$15,652,722	$6,354,503
Development/construction	5,370,259	3,730,371
Grant reimbursements and rebates	-	(632,210)
Acquisitions	-	6,200,058
Ending balances	$21,022,981	$15,652,722

Constructions in Progress, at cost, consisting of the following projects/assets by location are as follows:

	December 31,
	2015	2014
Raft River, Idaho:
Unit I, well improvements	$105,160	$-
Unit II, power plant, substation and transmission lines	750,493	750,493
Unit II, well construction	2,146,531	2,127,547
	3,002,184	2,878,040
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	426,942	383,536
Unit II, well construction	3,798,563	3,133,873
	4,225,505	3,517,409
Neal Hot Springs, Oregon:
Power plant and facilities	50,297	6,477
Well construction	314,360	-
	364,657	6,477

WGP Geysers, California:
Power plant and facilities	325,989	319,988
Well construction	7,690,748	6,139,421
	8,016,737	6,459,409
Crescent Valley, Nevada:
Well construction	1,228,888	133,058
El Ceibillo, Republic of Guatemala:
Well construction	4,176,510	2,649,829
Plant and facilities	8,500	8,500
	4,185,010	2,658,329

	$21,022,981	$15,652,722

NOTE 5 – INTANGIBLE ASSETS

In June 2014, the Company acquired a group of companies that included geothermal water rights located at The Geysers in Northern California that amounted to $278,872. On December 12, 2014, the Company completed an acquisition of Earth Power Resources Inc. The acquisition included 26,017 acres of geothermal water rights in located in the Crescent Valley area in the State of Nevada valued at $451,608 on the acquisition date. During the year ended December 31, 2014, the Company abandoned the Granite Creek, Nevada area and released the geothermal water and mineral rights originally purchased for $451,299.

Intangible assets, at cost, are summarized by project location as follows:

	December 31,
	2015	2014
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(1,299,119)	(1,117,434)
	4,151,438	4,333,123
Inactive:
Raft River, Idaho:
Surface water rights	146,342	146,343
Geothermal water and mineral rights	1,281,540	1,251,540

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

Crescent Valley, Nevada:
Geothermal water and mineral rights	451,608	451,608

The Geysers, California:
Geothermal water rights	278,872	278,872

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	11,114,390	11,084,391

	$15,265,828	$15,417,514

Amortization expense was charged to plant operations for the years ended December 31, 2015 and 2014 that amounted to $181,685 and $181,685; respectively.

NOTE 6 – INCOME TAXES

The significant components of the deferred income taxes are:

	December 31,
	2015	2014
Long-term deferred tax assets:
Net operating loss carry forward	$34,928,000	$32,353,000
Stock based compensation	1,432,000	1,518,000
Long-term deferred tax liabilities:
Depreciation and amortization	(26,227,000)	(21,811,000)
	10,133,000	12,060,000
Deferred tax asset utilized in current period	(1,212,000)	(1,753,000)
Net deferred income tax assets	$8,921,000	$10,307,000

The Company’s estimated effective income tax rate is as follows:

	For the Year Ended December 31,
	2015	2014
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.5	3.7
Valuation allowance	-	-
Consolidated tax rate before non-controlling interest	37.5	37.7
Tax effect of non-controlling interests	(18.4)	(27.0)
Net effective tax rate	19.1%	10.7%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the year ended December 31, 2015, reflects a reported effective tax rate of 19.1% which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the non-controlling interest and state income taxes.

At December 31, 2015, the Company had net income tax operating loss carry forwards of approximately $87,921,000 ($81,166,000 at December 31, 2014), which expire in the years 2023 through 2035. Approximately $82,970,000 of the operating losses were generated by the Company, the residual originated from acquired subsidiaries. In 2014, the Company purchased a group of companies. Federal and applicable state net operating losses that totalled approximately $5.8 million were included in the acquisition. These NOLs are scheduled to expire in the years ending 2024 through 2034. The use of these net operating losses is restricted by the Company’s basis (acquisition price) and the “applicable federal rate” as defined by Section 382 of federal tax law. The estimated available net operating losses from the acquired companies were approximately $4,950,000 at December 31, 2015.

Accounting for Income Tax Uncertainties and Related Matters
The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho, California and Oregon. These filings are generally subject to a three year statute of limitations. The Company’s evaluation of income tax positions included the years ended December 31, 2015, 2014, and 2013. No filings are currently under examination. No adjustments due to tax uncertainties have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. Generally Accepted Accounting Principles.

The Company currently does not have any uncertain tax positions to disclose. In the event that the Company is assessed interest or penalties on uncertain tax positions at some point in the future, it will be classified in the financial statements as tax expense.

NOTE 7 – SHORT-TERM CONVERTIBLE PROMISSORY NOTE

On December 16, 2015, the Company executed a convertible promissory note in the amount of $1,597,000 due to Goldman Sachs as a partial payment for their ownership interest in the Raft River project. The note bears interest at 8% per annum and is due March 31, 2016. Up to $1.0 million of the note may be satisfied, at the election of the Company, with cash or shares of the Company’s stock priced at the 10 day weighted average closing price at the time of conversion.

NOTE 8 – LONG TERM NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at December 31, 2015 totaled $63,546,722 (current portion $3,375,448).

As of March 10, 2016, the Company was not in compliance with two non-financial covenants included in the loan agreement relating to 1) the substitution of a replacement index into a PPA document for a discontinued index and 2) the transfer of an operating lease agreement between the company and an independent third party into a family trust. Neither of these matters are substantive and the Company believes that each is readily curable. Legal counsel is assisting the Company in documenting a remedy for these two issues.

Loan advances/tranches and effective annual interest rates are details as follows:

Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through December 31, 2015	(19,511,243)

Loan balance at December 31, 2015	$63,546,722

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 10.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013 and is scheduled to be repaid by September 2018. The loan balance at December 31, 2015 totaled $1,086,383 (current portion $412,135).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. All amounts owing under the notes and the note purchase agreement or any related financing document are secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At December 31, 2015, the balance of the loan was $29,665,959 (current portion $624,428).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
December 31,	Payments
2016	$4,412,012
2017	4,079,217
2018	3,759,756
2019	3,638,585
2020	3,751,359
Thereafter	74,658,135

$94,299,064

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2015, the Company can issue stock option grants totaling up to 16,140,214 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2014 and changes for the years ended December 31, 2015 and 2014:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2014	11,888,250	$0.61	$4,542,715
Forfeited/Expired	(1,886,250)	0.53	-
Exercised	(1,077,000)	0.32	-
Granted	2,883,500	0.74	-
Balance outstanding, December 31, 2014	11,808,500	0.62	4,273,243
Forfeited/Expired	(1,550,000)	0.86	-
Exercised	(155,000)	0.32	-
Granted	2,510,000	0.49	-

Balance outstanding, December 31, 2015	12,613,500	$0.57	$3,940,061
Vested and expected to vest at December 31, 2015	12,588,400	$0.57	$3,904,620

The fair value of the stock options granted was estimated using the Black-Scholes-Merton option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Year Ended December 31,
	2015	2014
Dividend yield	0	0
Expected volatility	65%	81-100%
Risk free interest rate	0.58%	0.69-0.82%
Expected life (years)	3.26	2.94

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2015:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$0.83	2,290,000	0.43	2,290,000	$1,122,100
0.60	100,000	0.70	100,000	36,072
0.31	1,720,000	1.65	1,720,000	267,571
0.46	1,885,000	2.56	1,885,000	457,867
0.41	15,000	2.67	15,000	3,012
0.35	1,250,000	7.30	1,250,000	338,000
0.74	2,843,500	3.25	2,843,500	1,148,928
0.48	2,060,000	4.37	1,030,000	210,841
0.53	450,000	4.48	225,000	57,263
$0.57	12,613,500	3.02	11,358,500	$3,641,654

Common Stock Compensation Plan (Restricted Shares)

Restricted shares are issued to the recipients when granted and held by the Company until vested. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares.

The following table summarizes restricted stock activity under the Stock Plan for 2015 and 2014:

	Shares	Issue Price

Unvested at January 1, 2014	-	$-

Granted	559,122	0.74

Unvested at December 31, 2015	559,122	0.74

Granted	428,396	0.50
Vested	(559,122)	0.74

Unvested December 31, 2015	428,396	$0.50

Expected to vest after December 31, 2015	428,396	$0.50

At December 31, 2015, total compensation cost related to restricted stock granted under the Stock Plan but not yet recognized was $357,040, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.5 years.

Stock PurchaseWarrants

At December 31, 2015, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
May 23, 2017	255,721	$0.44	-	$-
December 21, 2017	-	-	3,310,812	0.50

On September 3, 2014, share purchase warrants that totaled 2,459,460 were exercised by an investor at the warrant exercise price of $0.50.

NOTE 10 – FAIR VALUE MEASUREMENT

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

The following table discloses, by level within the fair value hierarchy, the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet at fair value on a recurring basis:

At December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,921,666	$27,921,666	$-	$-

At December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$30,515,067	$30,515,067	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 11 – POWER PURCHASE AGREEMENTS

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

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of December 31, 2015, the Company had funded a security deposit of $1,468,898.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company incurred total lease expenses for the years ended December 31, 2015 and 2014, of $523,658 and $ 321,557; respectively. Included in the total lease expense are minimum lease payments of $164,405 and $108,798, and royalty based contingent lease expense of $359,253 and $212,759 for the years ended December 31, 2015 and 2014; respectively.

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

Gerlach
The Gerlach Geothermal LLC assets are comprised of two BLM geothermal leases and one private lease totaling 2,986 acres. Both BLM leases have a royalty rate which is based upon 10% of the value of the resource at the wellhead. The amounts are calculated according to a formula established by Minerals Management Service (“MMS”). One of the two BLM leases has a second royalty commitment to a third party of 4% of gross revenue for power generation and 5% for direct use based on BTUs consumed at a set comparable price of $7.00 per million BTU of natural gas. The private lease has a 10 year primary term and would receive a royalty of 3% gross revenue for the first 10 years and 4% thereafter.

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

Raft River Energy I LLC
The Company has entered into several lease contracts for approximately 5,144 acres of land and geothermal water rights located in the Raft River area located in Southern Idaho. Two contracts renew automatically upon receipt of annual payment, the residual have expiration terms from 5 to 30 years with expiration dates that range from January 2016 to December 2034. Six contracts have a royalty rate provision of 10% of net income calculated with specified depreciation methods.

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

Crescent Valley, Nevada
On December 12, 2014, the Company acquired Earth Power Resources Inc. that held 63 lease contracts for approximately 26,017 acres located in the central area of the State of Nevada. The contracts have stated terms of 10 to 40 years with expiration dates that range from February 2015 to June 2054.

Office Lease

On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that began February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the years ended December 31, 2015 and 2014, the office lease costs totaled $106,178 and $86,873; respectively.

The following is the total remaining contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2016	$1,004,517
2017	994,906
2018	1,019,465
2019	914,152
2020	886,704
Thereafter	14,805,095

Parental Guaranty Agreement

Under the terms of PPA, Raft River Energy I, LLC (“RREI”) is required to provide a Seller’s Performance Assurance. On April 29, 2011, U.S. Geothermal Inc. (“Guarantor”) signed a Parental Guaranty Agreement with RREI’s energy purchaser (“Beneficiary”) that extends credit to RREI (“Debtor”). The agreement provides for assurances related to possible obligations related to purchases, exchanges, sales or transportation of energy from contacts entered into by the Beneficiary and Debtor. The agreement insures the Beneficiary for damages up to a maximum of $750,000.

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The Company matches 50% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $100,872 and $97,785 for the years ended December 31, 2015 and 2014, respectively.

NOTE 13 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated to total $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At December 31, 2015, the Company has not considered it necessary to specifically fund these obligations. During the year ended December 31, 2015, the Company engaged in activities that reduced the estimated liability related to the site’s impacted soil. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. All of the obligations were considered to be long-term at December 31, 2015.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC \
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of December 31, 2015 and 2014, no retirement obligations have been recognized.

	December 31,
	2015	2014

Beginning balance	$1,400,000	$-
Obligation from the Geysers Company acquisition	-	1,400,000
Soil remediation	(209,070)	-
Accretion of post closure obligation	14,000	-
Ending Balance	$1,204,930	$1,400,000

NOTE 14 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	December 31,
	2015	2014

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$213,882	$230,539
Oregon USG Holdings LLC interest held by Enbridge Inc.	25,353,058	24,818,443
Raft River Energy I LLC interest held by Goldman Sachs	2,044,984	21,348,110
	$27,611,924	$46,397,092

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the first nine months of the year ended December 31, 2014, contributions were made to Gerlach by the Company and GGE that totaled $11,040 and $7,360; respectively. These contributions maintained the existing ownership interests of the two partners in Gerlach. During the year ended December 31, 2014, the Company contributed $400,000 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.65%, and increased the Company’s interest to 67.35% as of December 31, 2014. During the year ended December 31, 2015, the Company contributed $11,000 to support the project’s operations that were not proportionally matched by GGE. These contributions effectively further reduced GGE’s ownership interest to 32.49%, and increased the Company’s interest to 67.51% .

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the years ended December 31, 2015 and 2014, distributions were made to the Company that totaled $5,193,883 and $12,388,606; respectively. During the years ended December 31, 2015 and 2014, distributions were made to Enbridge that totaled $3,462,588 and $15,024,334.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Goldman Sachs. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2015, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

NOTE 15 – ACQUISITIONS

Additional Interest in Raft River Energy I LLC/Promissory Note
On December 16, 2015, the Company signed a purchase agreement with Goldman Sachs for the acquisition of the majority of the cash flow interest in Raft River Energy I LLC (“RREI”). Effective December 31, 2015, the Company will receive 95% of the available cash flows from the project for the total purchase price of $5.1 million. The agreement includes an option to purchase residual interest in the RREI for fair market value in December 2017. The purchase consisted of a $3.5 million cash payment plus a promissory note of $1.6 million that bears interest at 8% per annum that is due March 31, 2016. Up to $1.0 million of the note may be satisfied with shares of the Company’s stock priced at the 10 day weighted average closing price at the time of conversion. Allocations of profits and losses will remain 99% to the non-controlling interest and 1% to the Company until December 31, 2017, after which the Company will receive 95% of the allocation of profits and losses and the non-controlling interest will receive 5%.

Ram Power’s Geysers Project
On April 22, 2014, the Company acquired all of the ownership shares of a group of companies owned by Ram Power Corp.’s (“Ram”) that hold all interests in the Geysers Project located in Northern California for a total of $6.78 million ($6.4 million purchase price, plus $0.38 million in other acquisition costs). The acquisition included Ram’s subsidiaries: Western GeoPower, Inc., Skyline Geothermal Holdings, Inc., and Etoile Holdings, Inc. which includes all membership interests in Mayacamas Energy LLC and Skyline Geothermal LLC. The assets acquired included 4 production/injection wells, restricted cash, land and geothermal water rights. The Company assumed the on-going liabilities of the companies which included an asset retirement obligations with estimated value of $1.4 million. The Company will continue to evaluate whether to construct a power plant or sell the steam to one of the existing power companies in the area.

The total acquisition cost was allocated as follows:

Acquisition Costs
Assets:
Restricted cash, short term well bond	$100,000
Land	1,603,516
Geothermal water rights	278,872
Construction in progress:
Wells and casing	6,139,420
Plant and facilities	60,637
8,182,445
Liabilities:
Asset retirement obligations	(1,400,000)
Net acquisition cost	$6,782,445

Earth Power Resources Inc. (“EPR”)
On October 16, 2014, the Company signed an Agreement and Plan of Merger with EPR. The transaction was approved by EPR shareholder approval on November 18, 2014. The Acquisition was completed on December 12, 2014. Under the terms of the Agreement, the EPR shareholders received a total of 692,769 shares of U.S. Geothermal Inc. common shares and $42,934 in cash in exchange for all outstanding shares of EPR stock. Under the terms of the Acquisition agreement, 50% of the issued shares will be held in reserve by the Company to cover potential undisclosed liabilities against EPR. The remaining non-reserved shares will be delivered to EPR shareholders upon surrender of their EPR share certificates. Trading of the non-reserve shares will be restricted for 6 months under SEC Rule 144. Acquired assets include geothermal leases covering 26,017 acres in the State of Nevada representing three potential projects. A loan of $100,000 was made from the Company to its wholly owned subsidiary EPR to fund operating costs that were due prior to the acquisition. The loan accrues interest at a rate of 7.0% per annum and is due on December 11, 2019.

The total acquisition cost was allocated as follows:

Acquisition Costs
Assets:
Restricted cash, bond	$10,000
Geothermal water rights	451,608
461,608
Liability:
Note payable, intercompany	(100,000)
Net acquisition cost	$361,608

NOTE 16 – BUSINESS SEGMENTS

The Company has two reporting segments: Operating Plants and Corporate and Development. These segments are managed and reported separately due to dissimilar economic characteristics. Operating plants engaged in the sale of electricity from the power plants pursuant to long-tern PPAs. Corporate and development costs are intended to produce additional revenue generating projects. A summary of financial information concerning the Company’s reportable segments is shown in the following table:

		Corporate &
	Operating Plants	Development	Consolidated

For the Year Ended December 31, 2015:
Operating Revenues	$31,200,098	$-	$31,200,098
Net Income (Loss)	10,849,514	(5,899,016)	4,950,498
Total Assets	162,824,188	65,392,939	228,217,127

For the Year Ended December 31, 2014:
Operating Revenues	$30,968,782	$-	$30,968,782
Net Income (Loss)	10,116,902	4,779,395	14,896,297
Total Assets	156,007,340	76,906,964	232,914,304

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934 as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were effective as of December 31, 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013). Based on its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dennis J. Gilles: Age 57, serves as the Chief Executive Officer and a director of the Company. Mr. Gilles also currently serves as a Director and Executive Board Officer of the Geothermal Resource Council. Mr. Gilles is a senior executive with 30 years of experience in the management, operations, maintenance, engineering, construction and administration of power and petrochemical plants and their related facilities. Mr. Gilles’ primary activities have included the identification, evaluation and acquisition of existing renewable projects or portfolios, as well as heading development of new green-field opportunities. As Senior Vice President of Calpine Corporation, Mr. Gilles managed the Company’s geothermal portfolio of 750 megawatts at the Geysers geothermal field where he was instrumental in consolidating the majority of the ownership interests into a single entity. Mr. Gilles was part of the expansion and growth of Calpine Corporation from the very first megawatt to what is now the largest independent power producer in the United States. Mr. Gilles holds a Masters of Business Administration and a Bachelor of Science in Mechanical Engineering. Mr. Gilles’ qualifications to serve as a director of the Company include his over 30 years of experience in the natural resource industry and his many years of senior management and director experience.

Douglas J. Glaspey: Age 63, is the co-founder, President and Chief Operating Officer and a director of the Company. He has served as a director of the Company since March 2000, President of the Company since September 2011, and Chief Operating Officer of the Company since December 2003. Mr. Glaspey served from March 2000 until December 2004 as the President and Chief Executive Officer for the TSX Venture Exchange (“TSX-V”) listed U.S. Cobalt Inc. until the acquisition of Geo-Idaho in December 2003. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition of Geo-Idaho in December 2003. During his career in the mining industry, he has held operating positions with ASARCO, Earth Resources Company, Asamera Minerals, Atlanta Gold Corporation and Twin Gold Corporation. Mr. Glaspey has 35 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes public company financing and administration, production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation. He is currently a director of TSX-V listed Thunder Mountain Gold, Inc., which is also quoted on the OTC Bulletin Board. Mr. Glaspey’s qualifications to serve as a director of the Company include his over 35 years of experience in the natural resource industry and his many years of senior management and director experience.

Kerry D. Hawkley: Age 62, serves as the Chief Financial Officer and Corporate Secretary of the Company. He has served as the Company’s controller since July 2003, and became CFO as of January 1, 2005. From July 2003 to December 2004, he also provided consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 35 years of experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Paul Larkin: Age 65, serves as a director of the Company, a position he has held since March 2000. He served as Secretary of the Company from March 2000 until December 2003, and has served as Chairman of the Audit Committee from 2003 to present. He also served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until its acquisition in December 2003. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and a director and officer of various TSX-V listed companies. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX-V: Esrey Energy Ltd., Condor Resources Ltd., Tyner Resources Ltd. Gstaad Capital Corp., Westbridge Energy Corp., Velocity Minerals Ltd and Capstream Ventures Inc.. Mr. Larkin’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in corporate finance, merchant banking and administrative management of public companies.

Dr. Leland “Roy” Mink: Age 76, serves as a director of the Company, a position he has held since November 2006. Dr. Mink holds a PhD in Geology from the University of Idaho and is currently self-employed as President of Mink GeoHydro Inc conducting consulting activities in hydrogeology and geothermal resource evaluations. He served as Program Director for the Geothermal Technologies Program at the U.S. Department of Energy (DOE) from February 2003 to October 2006. Prior to working for the DOE, Dr. Mink was the Vice President of Exploration for the Company from June 2002 to February 2003. He has also worked for Morrison-Knudsen Corporation, Idaho Bureau of Mines and Geology and Idaho Water Resources Research Institute. Dr. Mink serves on the Geothermal Resources Board of Directors and is a member of the Geothermal Energy Association. His qualifications to serve as a director of the Company include his many years of senior leadership and management experience in the geothermal energy industry.

John H. Walker: Age 67, is a director and the Chairman of the Board of Directors of the Company. He has held that position since December 2003. He is also a Managing Director of Kensington Capital Partners Ltd and a National Director of Trout Unlimited Canada. Mr. Walker has a 38 year history in urban planning, energy security and power plant development in Ontario and internationally as well as experience on both public and private sector boards. Mr. Walker was a founding director of the Greater Toronto Airports Authority in 1992 and chaired the first Planning and Development Committee of the Board which provided oversight in the construction of CDN$4.4 billion terminal complex at Toronto Pearson Airport completed in 2004. He was instrumental in the development of an 117 megawatt cogeneration power plant at Toronto Pearson Airport which commenced operations in 2005. Additionally, he was a founding Director of the Borealis Infrastructure Fund which is now owned by Ontario Municipal Employee Retirement System (OMERS). Mr. Walker has worked in the financial services community as an investment banker with Loewen Ondaatje McCutcheon and has served on the Board of Directors of Sheridan College Institute of Technology and Advanced Learning. His background includes 10 years at Ontario Hydro where he was responsible for site selection, alternative energy and international market development. Mr. Walker has also acted as a senior advisor to Falconbridge on the Koniambo project, a CDN$3 billion nickel smelter, mine, power plant and port project in New Caledonia. Mr. Walker advises corporations on matters related to infrastructure and energy development and acts as a developer of power plants. Mr. Walker is a Registered Professional Planner in the Province of Ontario and a member of the Canadian Institute of Planners. Mr. Walker has a BSc. from Springfield College and a Masters of Environmental Studies (Urban and Regional Planning) from York University. Mr. Walker’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in international business development.

Jonathan Zurkoff: Age 60, serves as the Treasurer and Executive Vice President of the Company, a position he has held since September 2011. From January 2009 to May 2009, Mr. Zurkoff served as a financial consultant to the Company. He then served as the Vice President Finance of the Company from June 2009 until September 2011. Mr. Zurkoff served as CFO of Tamarack Resorts from 2004 to 2008. Mr. Zurkoff has over 25 years of experience in engineering, construction, and all phases of project development with an emphasis on project and corporate finance. Mr. Zurkoff holds a Masters of Business Administration, a Masters of Science in Groundwater Hydrology, and a Bachelor of Science in Geology. Mr. Zurkoff has held positions in Tamarack Resort (CFO), Process Technologies (CFO & COO), and Morrison Knudsen Corporation (now URS).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Executive officers, directors and greater than 10% shareholders are required to furnish us with copies of these reports. Based solely on our review of the Section 16(a) reports furnished to us with respect to the year ended December 31, 2015 and written representations from our executive officers, directors and greater than 10% shareholders, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were satisfied.

Code of Ethics

Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at http://www.usgeothermal.com by clicking on “About Us” and then “Code of Ethics”. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info@usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location on our website. No waivers were granted during the year ended December 31, 2015. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE MKT listing rules.

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

We compete with a variety of companies for our executive-level employees. The Compensation and Benefits Committee uses base salary to compensate the executive officers for services rendered. Base salaries are intended to be competitive for companies of similar size and purpose, also taking into consideration individual factors such as experience, tenure, institutional knowledge and qualifications. An informal review of several public junior resource development companies was completed to provide the committee with comparative compensation information. The committee looked at Alterra, Calpine, Ormat, Chesapeake, Algonquin Power, Boralex, Caribbean Utilities, Maxim Power, Etrion, and Atlantic Power, who are involved in either geothermal development, mineral exploration, electrical power generators or other similar activities. Base salaries are reviewed annually to determine whether they are consistent with our overall compensation objectives. In considering increases in base salary, the Compensation and Benefits Committee reviews individual and corporate performance, market and industry conditions, and our overall financial health.

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

Generally, the Compensation and Benefits Committee grants stock options to all employees, including executive officers, for motivation and retention purposes annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and typically with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically occurs during the second fiscal quarter. The options typically vest 25% on the date of grant, and another 25% each six months thereafter. During the fiscal year ended December 31, 2015, stock option grants to executive officers represented approximately 47% of the total stock option grants to all employees. During the year ended December 31, 2014, stock option grants to executive officers represented approximately 34% of the total stock option grants to all employees. We do not have a formal procedure for determining factors to consider when making grants. The committee uses an informal review of similar sized companies engaged in natural resource development to assist in determining the appropriate levels of stock option. In 2015, the percentage of votes cast “For” our advisory “say on pay” resolution to approve our executive compensation was 88.4% . The Board and the Compensation and Benefits Committee considered the results of the advisory vote and no significant changes have been made to the executive compensation programs based on the 2015 “say on pay” results.

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

The Company has agreed to pay to Mr. Gilles an annual base salary of $375,000, which increased to $410,000 on April 19, 2014 and will remain in place as a minimum annual base salary during all successive periods under the employment agreement. In addition, Mr. Gilles received a signing bonus of $100,000 payable in the Company’s common stock and cash to cover the tax impact of the stock bonus. Mr. Gilles was also granted 300,000 restricted shares of the Company’s common stock, and a non-qualified stock option to acquire a total of 1,250,000 shares of the Company’s common stock at a price of $0.35 per share with a term of 10 years. Until the earlier of expiration or termination of the employment agreement, the Company has agreed to provide Mr. Gilles, at the Company’s expense, a $1,000,000 life insurance policy that names the Gilles Family Trust as the beneficiary in the event of the death of Mr. Gilles. Mr. Gilles will be eligible to earn annual bonuses with the target amount being 100% of his annual base salary payable in a combination of cash and restricted shares of the Company’s common stock, provided that no more than one-half of the annual bonus will be paid in the form of restricted shares. The actual bonus amount will be subject to the discretion of the Company’s board of directors and its Compensation and Benefits Committee. On April 18, 2014, Mr. Gilles was granted 400,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.74, a cash bonus of $150,000 and 325,000 shares of restricted stock with a one-year vesting period. On June 26, 2015, Mr. Gilles was granted 450,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.53, a cash bonus of $102,500 and 193,396 shares of restricted stock with a one-year vesting period. On subsequent annual anniversaries, Mr. Gilles will be eligible to receive stock option awards at a similar level with the actual amount determined by the Company’s board of directors. Mr. Gilles and his immediate family will be eligible to participate in the Company’s employee health insurance, dental insurance, retirement plan 401(k) and any other employee benefit plans in accordance with the terms and conditions of such plans. Mr. Gilles will be entitled to five weeks of vacation within each 12-month period under the employment agreement. Subject to certain limitations and conditions, the Company will also reimburse Mr. Gilles for all reasonable expenses incurred in connection with his employment and the cost of travel between the Company’s office in Boise, Idaho and his home. In addition, Mr. Gilles has received cost reimbursement for a single relocation for costs of $35,000.

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

In the event that Mr. Glaspey’s employment is terminated without “cause” by the Company or for “good reason” by Mr. Glaspey, and in the event that a “change of control” has occurred within the 12 months prior to the termination, Mr. Glaspey is entitled to receive compensation equal to 24 monthly installments of his normal compensation on the 30th day after the date of termination (which sum would be currently $440,000). The terms “cause”, “good reason” and “change of control” are defined in the employment agreement.

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

In the event that Mr. Hawkley’s employment is terminated without “cause” by the Company or for “good reason” by Mr. Hawkley, and in the event that a “change of control” has occurred within the 12 months prior to the termination, Mr. Hawkley is entitled to receive compensation equal to 18 monthly installments of his normal compensation on the 30th day after the date of termination (which sum would be currently $269,063). The terms “cause”, “good reason” and “change of control” are defined in the employment agreement.

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

Zurkoff Employment Agreement
The Company has entered into an amendment to the employment agreement with Jonathan Zurkoff as the Company’s Executive Vice President, Finance. The employment agreement, as amended four times, is effective December 31, 2010, and will remain in effect until March 31, 2017 unless earlier terminated in accordance with its terms.

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

Name and principal position(s)	Year Ended	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Stock Awards (4) ($)	All other compensation (5) ($)	Total ($)

Dennis J. Gilles, Chief Executive Officer (effective 4/19/13)	12/31/14	399,500	150,000	167,378	105,000	3,406	825,284
	12/31/15	410,000	102,500	114,524	156,000	2,750	785,774

Douglas J. Glaspey, President and Chief Operating Officer	12/31/14	220,000	22,000	92,058	0	1,035	335,093
	12/31/15	220,000	0	85,113	14,000	1,035	320,148

Kerry D. Hawkley, Chief Financial Officer	12/31/14	178,282	17,500	73,228	0	0	269,010
	12/31/15	179,375	8,969	40,317	11,351	0	240,012

Jonathan Zurkoff, Treasurer and Executive Vice President	12/31/14	192,000	20,000	69,729	0	0	281,729
	12/31/15	192,000	9,600	32,754	12,973	0	247,327

(1)	Dollar value of base salary (cash and non-cash) earned by the Named Executive Officer during the fiscal year.
(2)	Dollar value of bonus (cash and non-cash) earned by the Named Executive Officer during the fiscal year. Bonuses are eligible to all employees and submitted and approved by the Board annually.
(3)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.
(4)	Stock awards (restricted shares) are valued at grant date.
(5)	Other compensation consists of all other compensation not disclosed in another category.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised stock options, unvested restricted stock, and other equity incentive plan awards held at the year ended December 31, 2015 by our Named Executive Officers.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market Value of
	Underlying	Underlying			Shares or Units	Shares or Units of
	Unexercised	Unexercised	Option	Option	of Stock That	Stock That Have
	Options	Options (1)	Exercise Price	Expiration	Have Not Vested	Not Vested
Name	(#) Exercisable	(#) Unexercisable	($)	Date	(#)	($)
Dennis J. Gilles	100,000	0	0.60	9/12/16	0	0
Douglas J. Glaspey	165,000	0	0.83	6/13/16	0	0
Kerry D. Hawkley	95,000	0	0.83	6/13/16	0	0
Jonathan Zurkoff	146,000	0	0.83	6/13/16	0	0
Dennis J. Gilles	100,000	0	0.31	8/24/17	0	0
Douglas J. Glaspey	190,000	0	0.31	8/24/17	0	0
Kerry D. Hawkley	150,000	0	0.31	8/24/17	0	0
Jonathan Zurkoff	150,000	0	0.31	8/24/17	0	0
Dennis J. Gilles	1,250,000	0	0.35	4/19/23	0	0
Douglas J. Glaspey	150,000	0	0.46	7/22/18	0	0
Kerry D. Hawkley	125,000	0	0.46	7/22/18	0	0
Jonathan Zurkoff	125,000	0	0.46	7/22/18	0	0
Dennis J. Gilles	400,000	0	0.74	4/2/19	0	0
Douglas J. Glaspey	220,000	0	0.74	4/2/19	0	0
Kerry D. Hawkley	175,000	0	0.74	4/2/19	0	0
Jonathan Zurkoff	175,000	0	0.74	4/2/19	0	0
Douglas J. Glaspey	190,000	190,000	0.48	5/15/20	0	0
Kerry D. Hawkley	90,000	90,000	0.48	5/15/20	40,000	19,200
Jonathan Zurkoff	80,000	80,000	0.48	5/15/20	35,000	16,800
Dennis J. Gilles	225,000	225,000	0.53	6/26/20	193,396	102,500

(1)	The $0.53 options unexercisable at December 31, 2015 will fully vest on December 26, 2016.
The $0.48 options unexercisable at December 31, 2015 will fully vest on November 15, 2016.
The $0.74 options unexercisable at December 31, 2014 fully vested on October 2, 2015.

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

Name	Change of Control Salary ($)	Change of Control Benefits ($)	Change of Control Total ($)
Dennis J. Gilles	2,460,000	28,199	2,488,199
Douglas J. Glaspey	440,000	22,569	462,569
Kerry D. Hawkley	269,063	16,493	285,556
Jonathan Zurkoff	288,000	15,011	303,011

Director Compensation
The following table summarizes the compensation paid to our directors during the year ended December 31, 2015.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compens- ation ($)	Nonqualified deferred compensa- tion earnings ($)	All other compensa- tion ($)	Total ($)
John H. Walker	40,100	0	22,398	0	0	0	62,498

Paul A. Larkin	41,200	0	22,398	0	0	0	63,598

Leland L. Mink	36,600	0	17,918	0	0	0	54,518

(1)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,613,500	$0.62	3,526,713
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	12,613,500	$0.62	3,526,713

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of December 31, 2015 by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock. The percentage of beneficial ownership is based on 107,601,425 shares of the Company’s common stock outstanding as of December 31, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Private Management Group, Inc. 15635 Alton Parkway, Suite 400 Irvine, CA 92618	9,604,473	(1)	8.93%
Bradley Louis Radoff 1177 West Loop South, Suite 1625 Houston, TX 77027	5,696,900	(2)	5.29%
JCP Investment Partnership, LP 1177 West Loop South, Suite 1650 Houston, TX 77027	5,383,503	(3)	5.00%

(1)

As of December 31, 2015, based on information set forth in a Schedule 13G filed with the SEC on January 28, 2016 by Private Management Group, Inc., which has sole voting and dispositive power over 9,604,473 shares of the Company’s common stock.

(2)

As of December 31, 2015, based on information set forth in a Schedule 13G/A filed with the SEC on February 3, 2016 by Bradley Louis Radoff, who has sole voting and dispositive power over 5,696,900 shares of the Company’s common stock.

(3)

As of December 31, 2015, based on information set forth in a Schedule 13D filed with the SEC on February 9, 2016 by JCP Investment Partnership, LP, which has sole voting and dispositive power over 5,383,503 shares of the Company’s common stock.

Security Ownership of Management
Our executive officers and directors are encouraged to own our common stock to further align their interests with our shareholders’ interests. The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of December 31, 2015, by each of our directors, Named Executive Officers and directors and executive officers as a group. The percentage of beneficial ownership is based on 107,601,425 shares of the Company’s common stock outstanding as of December 31, 2015.

	Amount and
	Nature
Name of Beneficial Owner	of Beneficial		Percent of
	Ownership		Class
Dennis J. Gilles	3,121,174	(1)	2.90%
Douglas J. Glaspey	1,559,687	(2)	1.45%
Kerry D. Hawkley	773,649	(3)	*
Paul A. Larkin	744,825	(4)	*
Leland L. Mink	508,378	(5)	*
John H. Walker	494,657	(6)	*
Jonathan Zurkoff	833,027	(7)	*

All directors and executive officers as a group (7 persons)	8,035,397	(8)	7.47%

*	Less than 1% of the Company’s outstanding common stock

(1)	Includes 2,075,000 options exercisable within 60 days of December 31, 2015.
(2)	Includes 915,000 options exercisable within 60 days of December 31, 2015.
(3)	Includes 585,000 options exercisable within 60 days of December 31, 2015.
(4)	Includes 440,000 options exercisable within 60 days of December 31, 2015.
(5)	Includes 430,000 options exercisable within 60 days of December 31, 2015.
(6)	Includes 340,000 options exercisable within 60 days of December 31, 2015.
(7)	Includes 676,000 options exercisable within 60 days of December 31, 2015.
(8)	Includes 5,461,000 options exercisable within 60 days of March 6, 2015.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

During the current year, the Company changed independent auditing firms from MarinelliMick PLLC to Moss Adams LLP. The aggregate fees billed to the Company by Moss Adams LLP for the year ended December 31, 2015 for annual financial statements and reviews of financial statements included in the Company’s Quarterly Report on Forms 10-Q totaled $179,818. The aggregate fees billed to the Company by Fruci and Associates formerly MartinelliMick PLLC for the years ended December 31, 2015, and 2014 for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, were $134,756 and $200,000; respectively.

Audit-Related Fees

The fees billed to the Company by Moss Adams LLP for the financial statement audits of the Company’s three subsidiaries USG Oregon LLC, USG Nevada LLC and Raft River Energy I LLC for the year ended December 31, 2015 were $51,000. Fees billed to the Company by Moss Adams LLP for a Department of Energy compliance audit as of and for the period ended December 31, 2014 totaled $17,000.

All Other Fees

The Company was not billed by Fruci and Associates formerly MartinelliMick PLLC or Moss Adams LLP for any other services during years ended December 31, 2015 and 2014.

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

All of the services provided by our independent auditor for the years ended December 31, 2015 and 2014, including services related to the Audit-Related Fees and Tax Fees described above, were approved by the Audit Committee under its pre-approval policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.
See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
2.	Exhibits. See below.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1	Amended Certificate of Incorporation of U.S. Geothermal Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-3 filed on March 20, 2015)
3.2	Second Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 3.4 to the registrant’s Form 8-K as filed on October 18, 2010)
3.3	Plan of Merger of U.S. Geothermal Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.4	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.4	Form of Broker Warrant (Incorporated by reference as exhibit 10.4 to the Company’s Form 8-K current report as filed on May 2, 2008)
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

10.36	2009 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A as filed on November 6, 2009)**
10.37

Loan Guarantee Agreement dated as of February 23, 2011, among USG Oregon LLC, U.S. Department of Energy, and PNC Bank N.A. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on August 31, 2011)

10.38

Equity Pledge Agreement dated as of February 23, 2011, among Oregon USG Holdings LLC, USG Oregon LLC, and PNC Bank, N.A. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on August 31, 2011)

10.39

Future Advance Promissory Note dated February 23, 2011, among USG Oregon LLC and Federal Financing Bank (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on August 31, 2011)

10.40

Note Purchase Agreement dated as of February 23, 2011 among the Federal Financing Bank, USG Oregon LLC, and the Secretary of Energy, acting though the Department of Energy (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on September 15, 2011)

10.41	Financing Agreement dated November 9, 2011, between USG Nevada LLC and Ares Capital Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 16, 2011)
10.42

Purchase Agreement dated January 22, 2016, between U.S. Geothermal Inc. and Lincoln Park Capital Fund, LLC ( incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K as filed on January 25, 2016)

10.43	Form of Subscription Agreement used in December 2012 registered offering (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012)

10.44

Purchase and Sale Agreement dated as of December 14, 2015, among Idaho USG Holdings, LLC, Raft River I Holdings, LLC, Goldman, Sachs & Co., and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on December 18, 2015).

10.45

Second Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of December 14, 2015, among Idaho USG Holdings, LLC, and Raft River I Holdings, LLC (Incorporated by reference to exhibit 3.1 to the registrant’s Form 8-K as filed on December 18, 2015).

10.46

Form of Convertible Promissory Note issued to Goldman, Sachs & Co. dated as of December 14, 2015, among Goldman, Sachs & Co., and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on December 18, 2015).

13.1	Audited Consolidated Financial Statements of U.S. Geothermal Inc. as of December 31, 2015.
21.1	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP
23.2	Consent of Fruci and Associates, PS (formerly dba MartinelliMick, PLLC)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 10, 2016
By: /s/ Dennis J. Gilles
Date	Dennis J. Gilles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

Chief Executive Officer and Director (Principal
/s/ Dennis J. Gilles	Executive Officer)	March 10, 2016
Dennis J. Gilles

Chief Financial Officer (Principal Financial and
/s/ Kerry Hawkley	Accounting Officer)	March 10, 2016
Kerry Hawkley

/s/ Douglas J. Glaspey	President, Chief Operating Officer and Director	March 10, 2016
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	March 10, 2016
John H. Walker

/s/ Paul A. Larkin	Director	March 10, 2016
Paul A. Larkin

/s/ Leland L. Mink	Director	March 10, 2016
Leland R. Mink