Form 10-Q
period 2016-03-31
US GEOTHERMAL INC
filed 2016-05-10
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 4, 2016
Common stock, par value	111,529,742
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the First Quarter Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2016	December 31, 2015

ASSETS

Current:
Cash and cash equivalents	$7,431,602	$8,654,375
Restricted cash and security bonds	4,134,737	4,696,007
Trade accounts receivable	2,359,146	3,766,517
Other current assets	1,731,628	1,680,819
Total current assets	15,657,113	18,797,718

Restricted cash and security bond reserves	18,168,014	17,495,789
Property, plant and equipment, net of depreciation	166,866,650	167,736,792
Intangible assets, net of amortization	15,220,407	15,265,828
Net deferred income tax asset	8,831,000	8,921,000
Total assets	$224,743,184	$228,217,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,371,271	$2,703,226
Related party accounts payable	7,318	-
Convertible promissory note	-	1,597,000
Current portion of notes payable	4,225,588	4,412,012
Total current liabilities	6,604,177	8,712,238

Long-term Liabilities:
Asset retirement obligations	1,204,930	1,204,930
Notes payable, less current portion	88,249,159	89,887,052
Total long-term liabilities	89,454,089	91,091,982

Total liabilities	96,058,266	99,804,220

Commitments and Contingencies (note 9)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at March 31, 2016 and December 31, 2015 were: 110,290,235 and 107,601,425; respectively)	110,290	107,601
Additional paid-in capital	119,664,024	118,131,013
Accumulated deficit	(17,286,239)	(17,437,631)
	102,488,075	100,800,983

Non-controlling interests	26,196,843	27,611,924
Total stockholders’ equity	128,684,918	128,412,907

Total liabilities and stockholders’ equity	$224,743,184	$228,217,127

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	For the Three Months Ended March 31,
	2016	2015

Plant Revenues:
Energy sales	$8,410,822	$8,375,746
Energy credit sales	92,454	98,115
Total plant operating revenues	8,503,276	8,473,861

Plant Expenses:
Plant production expenses	2,398,716	2,290,212
Depreciation and amortization	1,580,863	1,568,012
Total plant operating expenses	3,979,579	3,858,224

Gross Profit	4,523,697	4,615,637
Operating Expenses:
Corporate administration	354,046	295,380
Professional and management fees	1,056,509	383,123
Employee compensation	806,669	747,443
Travel and promotion	83,412	30,428
Exploration costs	21,266	43,041
Operating Income	2,201,795	3,116,222

Other (income) expenses:
Interest expense	933,692	949,351
Other income	(9,692)	(40,510)

Income Before Income Tax Expense	1,277,795	2,207,381
Income Tax Expense	(90,000)	(444,000)

Net Income	1,187,795	1,763,381
Net income attributable to the non-controlling interests	(1,036,403)	(1,029,246)

Net Income Attributable to U.S. Geothermal Inc.	$151,392	$734,135

Basic Net Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.00	$0.01
Diluted Net Earnings Per Share Attributable to U.S. Geothermal Inc.	$0.00	$0.01

Shares used in the calculation of income per share:
Basic	109,402,667	107,039,029
Diluted	111,282,209	108,417,352

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended March 31,
	2016	2015

Operating Activities:
Net Income	$1,187,795	$1,763,381
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	1,613,521	1,595,421
Stock based compensation	277,315	365,455
Change in deferred income taxes	90,000	444,000
Net changes in:
Trade accounts receivable	1,407,371	1,214,332
Accounts payable and accrued liabilities	478,507	(567,674)
Prepaid expenses and other assets	(50,810)	119,206
Total cash provided by operating activities	5,003,699	4,934,121

Investing Activities:
Purchases of property, plant and equipment	(1,501,101)	(1,496,717)
Net (funding of) receipts from restricted cash reserves and security bonds	(110,955)	774,478
Total cash used by investing activities	(1,612,056)	(722,239)

Financing Activities:
Issuance of common stock	1,258,385	13,951
Distributions to non-controlling interest	(2,451,484)	(2,102,658)
Principal payments on notes payable and other obligations	(1,824,317)	(1,815,267)
Principal payment on note for subsidiary acquisition	(1,597,000)	-
Principal payments on capital leases	-	(12,494)
Total cash used by financing activities	(4,614,416)	(3,916,468)

(Decrease) Increase in Cash and Cash Equivalents	(1,222,773)	295,414

Cash and Cash Equivalents, Beginning of Period	8,654,375	12,994,975

Cash and Cash Equivalents, End of Period	$7,431,602	$13,290,389

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$803,144	$86,579

Other Items:
Interest paid	1,361,349	1,399,457

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Three Months Ended March 31, 2016 and Year Ended December 31, 2015

					Non-
	Number of	Common	Additional Paid-	Accumulated	controlling
	Shares	Shares	In Capital	Deficit	Interest	Totals

Balance at January 1, 2015	107,018,029	$107,018	$103,669,371	$(19,284,860)	$46,397,092	$130,888,621

Distributions to non-controlling interest entities	-	-	-	-	(3,486,589)	(3,486,589)
Acquisition of additional interest in subsidiary	-	-	13,304,848	-	(18,401,848)	(5,097,000)
Stock issued by the exercise of employee stock options	155,000	155	49,395	-	-	49,550
Stock compensation	428,396	428	1,107,399	-	-	1,107,827
Net income	-	-	-	1,847,229	3,103,269	4,950,498

Balance at December 31, 2015	107,601,425	107,601	118,131,013	(17,437,631)	27,611,924	128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(2,451,484)	(2,451,484)
Stock issued under At Market Issuance Purchase
Agreement net of commitment shares valued at $225,000	2,463,810	2,464	1,186,171	-	-	1,188,635
Stock issued by the exercise of employee stock options	225,000	225	69,525	-	-	69,750
Stock compensation	-	-	277,315	-	-	277,315
Net income	-	-	-	151,392	1,036,403	1,187,795
Balance at March 31, 2016	110,290,235	$110,290	$119,664,024	$(17,286,239)	$26,196,843	$128,684,918

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2016

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

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2016 and our operating results and cash flows for the three months ended March 31, 2016 and 2015. The accompanying financial information as of December 31, 2015, is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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
xx)	Earth Power Resources Inc. (incorporated in Delaware); and

xxi)	Idaho USG Holdings LLC (organized in the State of Delaware).

All intercompany transactions are eliminated upon consolidation.

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity, it recognizes a non-controlling interest attributed to the interest controlled by outside third parties. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The statements of income will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents.

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of March 31, 2016 and December 31, 2015, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At March 31, 2016, the Company’s total cash balance, excluding money market funds, was $836,604 and bank deposits amounted to $1,131,537. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $159,201 was not covered by or was in excess of FDIC insurance guaranteed limits. At March 31, 2016, the Company’s money market funds invested, primarily, in government backed securities totaled $27,425,156 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at March 31, 2016.

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

Renewable Energy Credits (“RECs”)

Currently, the Company operates three plants that produce renewable energy that creates a right to a REC. The Company earns one REC for each megawatt hour produced from the geothermal power plant. The Company considers the RECs to be outputs that are an economic benefit obtained directly through the operation of the plants. The Company does not currently hold any RECs for our own use. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At Raft River Energy I LLC, each REC is certified by the Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales. At all three plants, title for the RECs pass during the same month as energy sales. As a result, costs associated with the sale of RECs are not segregated on the consolidated statement of income.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective from annual and interim reporting periods beginning after December 31, 2016. Management will continue to evaluate the possible impact that the guidance defined by these Updates may have on future consolidated financial statements.

Stock Compensation
In March 2016, FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”), Compensation- Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Update 2016-09 provides guidance designed to simplify of the accounting treatment of certain matters surrounding share-based compensation. Update 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Changes related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. It is likely that some of the guidance in this Update, related to public entities, will apply to our Company. Management is currently evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH AND SECURITY BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2016	2015
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	146,902	2,259
Prudential Capital Group, Debt Service Reserves	1,596,552	1,595,555
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	411,214	2,118,193
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
CAISO, Transmission Interconnection Escrow Deposits	1,000,069	-
	$4,134,737	$4,696,007

Long-term restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2016	2015
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves	1,144,501	708,300
Prudential Capital Group, Well Reserves	473,736	314,590
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,466,022	2,542,058
U.S. Department of Energy, Short Term Well Field Reserves	4,507,516	4,507,110
U.S. Department of Energy, Long-Term Well Field Reserves	5,069,492	4,966,543
U.S. Department of Energy, Capital Expenditure Reserves	2,767,849	2,718,290
	$18,168,014	$17,495,789

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. During the current quarter, the Company entered into an interconnection agreement with CAISO that required escrow deposits of $1,000,069 for funding costs at our WGP Geysers Project. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at March 31, 2016 and December 31, 2015.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the first quarter ended March 31, 2016, the Company incurred costs that exceeded $495,000 for the design and engineering costs of the WGP Geysers Project power plant. Costs related to the study of the drilling results at Guatemala totaled approximately $108,000.

Property, plant and equipment, at cost, are summarized as follows:

	March 31,	December 31,
	2016	2015
Land	$3,074,052	$3,074,052
Power production plant	159,800,893	159,800,893
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	3,695,896	3,668,984
	177,762,217	177,735,305

Less: accumulated depreciation	(32,589,594)	(31,021,494)
	145,172,623	146,713,811
Construction in progress	21,694,027	21,022,981

	$166,866,650	$167,736,792

Depreciation expense charged to plant operations and administrative costs for the three months ended March 31, 2016 and 2015, was $1,568,100 and $1,595,999; respectively.

Changes in construction in progress are summarized as follows:

	For the Three
	Months Ended	For the Year
	March 31,	Ended December
	2016	31, 2015
Beginning balances	$21,022,981	$15,652,722
Development/construction	671,046	5,370,259
Transfers into production	-	-
Ending balances	$21,694,027	$21,022,981

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	March 31,	December 31,
	2016	2015
Raft River, Idaho:
Unit I, well improvements	$107,551	$105,160
Unit II, power plant, substation and transmission lines	752,201	750,493
Unit II, well construction	2,160,727	2,146,531
	3,020,479	3,002,184
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	439,898	426,942
Unit II, well construction	3,802,362	3,798,563
	4,242,260	4,225,505
Neal Hot Springs, Oregon:
Power plant and facilities	53,551	50,297
Well construction	335,696	314,360
	389,247	364,657

WGP Geysers, California:
Power plant and facilities	325,989	325,989
Well construction	8,186,510	7,690,748
	8,512,499	8,016,737
Crescent Valley, Nevada:
Well construction	1,236,135	1,228,888

El Ceibillo, Republic of Guatemala:
Well Construction	4,284,907	4,176,510
Plant and facilities	8,500	8,500
	4,293,407	4,185,010

	$21,694,027	$21,022,981

NOTE 5 – INCOME TAXES

The Company’s estimated effective income tax rate is as follows:

	For the Three Months Ended
	March 31,
	2016	2015
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.5	3.7
Consolidated tax rate before non-controlling interest	37.5	37.7
Tax effect of non-controlling interests	(30.5)	(17.6)
Net effective tax rate	7.0%	20.1%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the three months ended March 31, 2016, reflects a reported effective tax rate of 7.0% which differs from the statutory federal income tax rate of 34% primarily due to the impact of the non-controlling interest and state income taxes.

NOTE 6 – NOTES PAYABLE

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,499,259 on February 10, 2017 and continue through February 12, 2035. The loan balance at March 31, 2016 totaled $61,836,759 (current portion $3,192,688).

Loan advances/tranches and effective annual interest rates are detailed as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through March 31, 2016	(21,221,206)

Loan balance at March 31, 2016	$61,836,759

* - Individual tranches have been fully extinguished.

SAIC Constructors LLC
Effective August 27, 2010, the Company’s wholly owned subsidiary (USG Nevada LLC) signed a construction loan agreement with SAIC Constructors LLC (“SAIC”). The new 10.0 net megawatt power plant was considered complete and operational for financial reporting purposes on September 1, 2012. On February 15, 2013, USG Nevada LLC signed a settlement agreement with SAIC that defined the terms of three separate debt components to settle the obligations incurred under the construction loan agreement. As of December 31, 2013, two components of the settlement agreement were paid in full. On April 30, 2013, SAIC signed a loan agreement with Nevada USG Holdings LLC (parent company of USG Nevada LLC and wholly owned subsidiary of the Company), that further defined the terms of the remaining debt component of $2 million. This remaining obligation will be repaid in quarterly installments of $119,382, including interest at 7.0% per annum that began on July 31, 2013 and is scheduled to be repaid by September 2018. The loan balance at March 31, 2016 totaled $985,855 (current portion $419,347).

Prudential Capital Group
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group’s related entities (“Prudential”) to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At March 31, 2016, the balance of the loan was $29,652,133 (current portion $613,553).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
March 31,	Payments
2017	$4,225,588
2018	4,028,109
2019	3,644,455
2020	3,702,522
2021	3,830,356
Thereafter	73,043,717

$92,474,747

NOTE 7 – COMMON STOCK

On January 25, 2016, the Company entered into a Purchase Agreement with Lincoln Park Capital (“LPC”). Under the Purchase Agreement, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period.

During the quarter ended March 31, 2016, the Company issued 2,463,810 shares of common stock at prices between $0.58 and $0.61 per share under the At the Market (“ATM”) Issuance Purchase Agreement with LPC.

During the quarter ended March 31, 2016, the Company issued 225,000 shares of common stock as a result of employees and former employees exercising stock options priced at $0.31per share.

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2016, the Company can issue stock option grants totaling up to 16,543,535 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2016 and changes for the three months ended March 31, 2016:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2016	12,613,500	$0.57	$3,940,061
Forfeited/Expired	-	-
Exercised`	(225,000)	0.31
Granted	1,810,000	0.65

Balance outstanding, March 31, 2016	14,198,500	$0.58	$4,381,986

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option volatility within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan. The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term.

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

On March 23, 2016, the Company awarded 910,000 stock options at an exercise price of $0.63 expiring on March 23, 2021 to its employees. On March 31, 2016, the Company awarded 900,000 stock options at an exercise price of $0.67 expiring on March 31, 2021 to its employees and directors.

During the quarter ended March 31, 2016, 225,000 stock options exercisable at the price of $0.31 were exercised by employees and former employees.

As of March 31, 2016, there was $522,390 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Compensation Plan (Restricted Shares)

On March 23, 2016, the Company granted 111,667 shares of Company stock at a price of $0.63 that fully vest on March 23, 2017 to its employees. On March 31, 2016, the Company granted 68,333 shares of Company stock at a price of $0.67 that fully vest on March 31, 2017 to its executive employees and directors. Through March 31, 2016, the total recognized fair value of these shares was $61,472. As of March 31, 2016, there was $133,900 of total unrecognized compensation cost related to non-vested restricted share grants.

Stock Purchase Warrants

At March 31, 2016, the outstanding broker warrants and share purchase warrants consisted of the following:

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as at fair value on a recurring basis:

At March 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,425,156	$27,425,156	$-	$-

At December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,921,666	$27,921,666	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company’s total lease costs are summarized as follows:

	For the Three Months Ended,
	March 31,
	2016	2015

Minimum lease payments	$98,976	$64,479
Royalty based contingent lease payments	99,038	74,131
	$198,014	$138,610

The following is the total contracted lease operating obligations for the next five years:

Years Ending
December 31,	Amount
2016	$488,635
2017	628,270
2018	621,491
2019	514,556
2020	484,838
Thereafter	9,353,376

NOTE 11 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	March 31,	December 31,
	2016	2015

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$210,018	$213,882
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,208,132	25,353,058
Raft River Energy I LLC interest held by Goldman Sachs	1,778,693	2,044,984
	$26,196,843	$27,611,924

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. Initially, the Company contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. From November 18, 2014 through December 31, 2015, the Company made additional contributions that totaled $411,000 to Gerlach that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 32.49%, and increased the Company’s interest to 67.51% as of December 31, 2015. During the quarter ended March 31, 2016, the Company made an unmatched contribution of $10,000, which effectively increased the Company’s ownership interest to 67.66% ..

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the three months ended March 31, 2016 and the year ended December 31, 2015, distributions were made to the Company that totaled $3,643,517 and $5,193,883; respectively. During the three months ended March 31, 2016 and the year ended December 31, 2015, distributions were made to Enbridge that totaled $2,429,012 and $3,462,588; respectively.

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

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

NOTE 12 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated at $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At March 31, 2016, the Company has not considered it necessary to specifically fund these obligations. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. The obligation balances at March 31, 2016 and 2015 totaled $1,204,930 and 1,400,000; respectively. All of the obligations were considered to be long-term at December 31, 2015.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of March 31, 2016 and 2015, no retirement obligations have been recognized.

NOTE 13 – BUSINESS SEGMENTS

The Company has two reportable segments: Operating Plants and Corporate and Development. These segments are managed and reported separately due to dissimilar economic characteristics. Operating plants are engaged in the sale of electricity from the power plants pursuant to long-tern PPAs. Corporate and development costs are intended to produce additional revenue generating projects. A summary of financial information concerning the Company’s reportable segments is shown in the following table:

		Corporate &
	Operating Plants	Development	Consolidated

For the Three Months Ended March 31, 2016:
Operating Revenues	$8,503,276	$-	$8,503,276
Net Income (Loss)	3,493,691	(2,305,896)	1,187,795
Total Assets	164,048,691	60,694,493	224,743,184

For the Three Months Ended March 31, 2015:
Operating Revenues	$8,473,861	$-	$8,473,861
Net Income (Loss)	3,469,634	(1,706,253)	1,763,381
Total Assets	157,210,852	71,006,275	228,217,127

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “intend,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “predict,” “potential,” or similar expressions in this document or in documents incorporated by reference in this document. Examples of these forward-looking statements include, but are not limited to:

•	our business and growth strategies;

•	our future results of operations;

•	anticipated trends in our business;

•	the capacity and utilization of our geothermal resources;

•	our ability to successfully and economically explore for and develop geothermal resources;

•	our exploration and development prospects, projects and programs, including timing and cost of construction of new projects and expansion of existing projects;

•	availability and costs of drilling rigs and field services;

•	our liquidity and ability to finance our exploration and development activities;

•	our working capital requirements and availability;

•	our illustrative plant economics;

•	our illustrative growth goals and development and acquisition projections;

•	market conditions in the geothermal energy industry; and

•	the impact of environmental and other governmental regulation.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	the failure to obtain sufficient capital resources to fund our operations;

•	unsuccessful construction and expansion activities, including delays or cancellations;

•	incorrect estimates of required capital expenditures;

•	increases in the cost of drilling and completion, or other costs of production and operations;

•	ability to obtain a power purchase agreement for a new project;

•	the enforceability of the power purchase agreements for our projects;

•	impact of environmental and other governmental regulation, including delays in obtaining permits or ongoing impacts of the sequester;

•	hazardous and risky operations relating to the development of geothermal energy;

•	our ability to successfully identify and integrate acquisitions;

•	the failure of the geothermal resource to support the anticipated power capacity;

•	our dependence on key personnel;

•	the potential for claims arising from geothermal plant operations;

•	general competitive conditions within the geothermal energy industry; and

•	financial market conditions.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended March 31, 2016 and notes thereto included in this quarterly report and our filed Annual Report for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM”.

For the quarter ended March 31, 2016, the Company was focused on:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;

•	permitting the deepening of temperature gradient wells at San Emidio;

•

executing the Large Generator Interconnection Agreement, continuing the optimizing and engineering of the power plant design, working on obtaining the Conditional Use Permit, and pursuing PPA opportunities for the WGP Geysers project;

•	flow testing resource wells and planning future drilling at El Ceibillo;

•	supporting the Special Committee of the Board in their process to evaluate strategic alternatives to increase shareholder value;

•	finalizing the acquisition of three binary power plant equipment packages;

•	finalizing the payment for the acquisition of approximately 6 additional megawatts of ownership interest in Raft River Energy I LLC; and

•	evaluating potential new geothermal projects and acquisition opportunities.

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

Projects in Operation

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Neal Hot Springs	Oregon	JV(1)	22.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100%	10.0	Sierra Pacific	2038
Raft River (Unit I)	Idaho	JV(2)	13.0(3)	Idaho Power	2032

(1)	In September 2010, the Company’s wholly owned subsidiary (Oregon USG Holdings LLC) entered into agreements that formulated a strategic partnership with Enbridge (U.S.) Inc. (“Enbridge”). Enbridge contributed approximately $32.8 million to the Neal Hot Springs geothermal project. The Company’s equity interest in the project is 60% and Enbridge’s equity interest is 40%.
(2)	In December 2015, the Company purchased 45% of the Raft River Energy I LLC membership interest from Goldman Sachs Group, bringing the Company’s membership interest in the project to 95%. Goldman retains a 5% membership interest.
(3)	The annual average net output design for the plant is 13 megawatts. The output of the Raft River Unit I plant currently is approximately 9.4 megawatts annual average.

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

For the first quarter of 2016, generation was 53,671 megawatt-hours with an average of 25.4 net megawatts per hour of operation and plant availability was 96.7% . The plant generated 53,500 megawatt-hours in the first quarter of 2015. A 2.3 day maintenance outage was taken on Unit 1 and a 1.8 day outage was taken on Unit 2 during the quarter to replace the high pressure feed pumps under the terms of the TAS Settlement Agreement.

Work is ongoing to advance a hybrid cooling system that would increase summer power generation at the project. Two new fresh water drilling targets have been identified, with drilling expected to start in the second quarter. The minimum amount of water needed for a hybrid cooling system is approximately 200 gallons per minute (“gpm”) per module. A purchase or long term lease of existing surface water or groundwater rights is also being studied. An initial study of various hybrid cooling methods was completed by Power Engineers which confirms a strong economic return for hybrid cooling if enough water can be found.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25 year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The average price paid under the PPA for 2016 is $109.27 ($106.79 for 2015) per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the first quarter of 2016, generation was 20,433 megawatt-hours with an average of 9.4 net megawatts per hour of operation and plant availability was 99.4% . The plant generated 21,754 megawatt-hours in the first quarter of 2015.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25-year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The average price paid under the PPA for 2016 is $93.01 ($92.08 for 2015) per megawatt-hour.

Raft River, Idaho
Raft River Unit I is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the first quarter of 2016, generation was 19,684 megawatt-hours with an average of 9.4 net megawatts per hour of operation and plant availability was 100%. The plant generated 20,672 megawatt-hours in the first quarter of 2015.

Production well RRG-2 was taken off line on February 9, 2016 when the production pump failed. The pump was pulled in March 2016, and the well remains off line in preparation for drilling a second production leg on the well. Drilling is planned for the second quarter after the selection of a drilling contractor.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The average price paid under the PPA for 2016 is $63.30 ($62.00 for 2015) per megawatt-hour.

In addition to the price paid for energy by Idaho Power, Raft River Unit I currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits (“RECs”) to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 51% of the RECs produced by the project will be owned by the Idaho Power Company and 49% by the project. For the 49% of RECs owned by the Raft River project, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract. The Company currently receives 95% of the REC income during the remaining term of the Holy Cross contract and will receive 95% of the REC income due to Raft River during the term of the Clallam County contract.

Mergers and Acquisitions

Raft River, Idaho
In March 2016, we completed the purchase of a majority of Goldman Sachs ownership and cash flow interest in the Raft River geothermal project. Effective on December 14, 2015 we acquired 95% of the project and will receive 95% of the cash flow instead of the previous 1% that we were contracted to receive until or if the previously existing 50-50 ownership position changed under the tax equity structure.

The total purchase price under the agreement was $5.1 million for the 95% interest, with an option to purchase the balance of Goldman’s interest for Fair Market Value at the end of 2017. The first payment of $3.5 million was made to Goldman in December and the final payment of $1.635 million, which includes interest on the note, was made on March 31, 2016 to complete the transaction.

The purchase unlocks our ability to consider capital upgrades that may increase output from the facility and potentially reach its design capacity of 13 megawatts. Under the agreement, we will also receive 100% of any increased cash flow and tax benefits from any project improvements. Plans are currently underway to drill a second production leg on well RRG-2 during the second quarter of 2016.

Power Plant Equipment
In December, all of the major and long lead equipment for the construction of three binary geothermal power plants was acquired for a total purchase price of $1.5 million (approximately 5% of the equipment’s estimated original cost of $28 million). A first payment of $750,000 was made upon signing the agreement, and the final payment of $750,000 was made in January 2016. The equipment was part of an order for six power plant units by another geothermal developer, but was not installed. The components for the three units being purchased are all new and unused, and are being held in storage.

The equipment is from the same manufacturers, and is of a similar size and design, to that installed at the Company’s Neal Hot Springs and San Emidio power plants. The design output of the acquired units totals approximately 35 megawatts (MW). Actual output of each unit will be determined by resource conditions found at the sites at which the equipment is ultimately installed.

The three equipment packages represent approximately 70% of the components needed for the complete plants, and will meet the major and long lead equipment requirements for the Company’s proposed Crescent Valley I power plant (25 MW) and San Emidio II power plant (10 MW). This equipment gives us the ability to expand our megawatt output at our existing portfolio of advanced stage development projects at significantly lower cost, and in much shorter construction timeframes

Projects Under Development/Exploration

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
Raft River	Idaho	100%	3	3rd Quarter 2016	3	IDPC
Neal Hot Springs	Oregon	60%	3	3rd Quarter 2017	10	IDPC
San Emidio Phase II	Nevada	100%	10	4th Quarter 2017*	60	TBD
WGP Geysers	California	100%	30	2nd Quarter 2018*	150	TBD
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2018*	140	TBD
Crescent Valley Phase I	Nevada	100%	25	4th Quarter 2018*	130	TBD

*	- Commercial operation dates are projections only. Actual dates can only be provided after power purchase agreements have been obtained.

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.7%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

*	Target development sizes are predevelopment estimates of resource potential of unproven resources. The estimates are based on our evaluation of available information regarding temperature, and where available, flow.

Property Details
	Property Size
	(square
Property	miles)	Temperature (ºF)	Depth (Ft)	Technology
Neal Hot Springs	9.6	286-311	2,500-3,000	Binary
San Emidio	27.9	289-316	1,500-3,000	Binary
Raft River	10.8	275-302	4,500-6,000	Binary
Gerlach	4.7	338-352	2,000-3,000	Binary
El Ceibillo	38.6	410-526	1,800-TBD	Steam/Flash
WGP Geysers	6.0	380-598	6,000-10,000	Steam
Crescent Valley	33.3	326-351	2,000-3,000	Binary
Lee Hot Springs	4.0	280-320	1,250-5,000	Binary
Ruby Hot Springs	3.3	315-340	1,670-4,500	Binary
Vale	0.6	290-300	2,450-5,000	Binary

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

We received the signed Large Generator Interconnection Agreement for the project on March 6, 2016 with the California Independent System Operator and Pacific Gas & Electric. This agreement allows the project to connect to the transmission grid and deliver up to 35 megawatts of energy. The interconnection cost remains at $1.9 million for the grid operator’s portion of the work in the substation and an initial payment on this cost of $1.0 million was made on February 5, 2016. An additional 1.7 mile long transmission line will be required to connect from the plant to the substation.

Engineering optimization of the power plant design is continuing with a focus on the new hybrid plant design that includes both water and air cooling. This design will dramatically increase the volume of water available for injection back into the reservoir. Traditional water cooled steam plants re-inject approximately 20 to 25% of the water that is removed during power generation, while a hybrid design may re-inject 65% or more of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project. Approval of the new conditional use permit from Sonoma County is expected during the second quarter of 2016.

Based on flow test data generated in mid-2015, GeothermEx reported in September 2015 that the four production wells are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These longer term tests show the wells would initially produce a combined total of 458,000 pounds per hour of steam compared to 462,000 pounds per hour of steam from short term tests performed when the wells were first drilled, demonstrating that the capacity of the wells is virtually unchanged. Using the average steam production rate from these wells and an assumed interference factor of 30%, GeothermEx estimates that an additional two to three production wells would be needed to support the long term operation of a 28.8 MW (net) plant.

Two methods were used to estimate the long term capacity of the WGP project, and both support a high probability that a 28.8 MW (net) plant can be operated for 25 years, given the modern plant design and the available productive area. The first method is an established natural gas reservoir engineering calculation that is routinely used at The Geysers, which estimated that the reservoir could support the 28.8 MW (net) plant for up to 54 years using hybrid cooling as the basis. The second method is an empirical approach based on GeothermEx’s extensive experience at The Geysers, and uses the estimated steam production capacity per acre within the productive area of a geothermal leasehold. On this basis, the productive acreage within the WGP leasehold has steam reserves sufficient to supply up to 44 MW (net) with a conventional injection level of 25%, and potentially more at the higher injection levels associated with the planned hybrid cooling system.

Discussions with numerous potential off-takers for the power from our power plant continue, with high interest expressed by a number of them for base load, renewable power to replace fossil fuel based power generation that is being phased out of their portfolios. We responded to one Request For Proposal (RFP) early in the year, but did not make the initial short list. Additional information has been provided to the issuer. Other RFP’s are anticipated in both the second and third quarters of 2016.

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

With the concession agreement modified in 2015 to reflect the updated development schedule, discussions are being reestablished with potential buyers for the output from the plant. Additionally, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERGÍA ELÉCTRICA–“CNEE”), has announced that it is preparing to issue a 40MW RFP exclusively for geothermal power. CNEE has retained Tetra Tech Inc., a large U.S. based consulting firm, to prepare the RFP, and it is expected to be released during the second quarter of 2016.

Four wells have intersected commercial temperature and permeability; TG-6, EC-2A, EC-3 and EC-4, indicating a reservoir with a temperature of 383-392°F (195-200°C) at an approximate depth of 1,300 feet (400 meters). Mannvit Engineering has been retained to advise the company on development of the field and to construct a reservoir model for the project. Wells EC-2A, EC-3 and EC-4 have undergone flow and injection testing. Due to the small diameter of the wells, a larger diameter well must be drilled and flow tested in order to obtain needed reservoir pressure data than can be used to estimate the size and production characteristics of the El Ceibillo reservoir.

Plans are under way to drill a large diameter well to intersect the EC-2A production zone. Drilling is expected to begin during the second quarter, with flow testing to be completed by the end of the quarter.

San Emidio, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by project loans, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal Investment Tax Credit, which when monetized can meet most of the equity financing requirements.

During 2015, five, 1,000 ft. deep temperature gradient wells were completed in the southwest zone, with all of the wells encountering high bottom hole temperatures and anomalously high temperature gradients. Bottom-hole temperatures ranged from 224°F to 274°F, and temperature gradients in four of the wells ranged from 12.4°F per 100 feet to 14.9°F per 100 feet. These results are considered to be indicative of a nearby, active geothermal system at depth.

A second phase drilling program to deepen the two most prospective wells is being permitted with the Bureau of Land Management. Delays with the permitting requirements have been worked through, and we expect to be able to conduct drilling operations on the two wells this summer. Additional temperature gradient wells or development wells to further expand the anomaly are also under consideration depending upon the outcome of the deepening of first two wells. Further drilling will have to be permitted separately, after additional cultural and endangered species surveys are conducted.

The final stage study of the interconnection process, the Facilities Study, was started by NV Energy in February, and is anticipated to be completed during the second quarter of 2016. We currently have 16 megawatts of transmission capacity and are asking for an additional 3.9 megawatts to cover the Phase II plant requirements for transmission.

Raft River, Idaho
In 2011, the Raft River Phase II project was awarded an $11.4 million cost-shared, thermal stimulation program grant from the Department of Energy with the University of Utah Energy And Geoscience Institute as the project lead. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available, and after installing four, 300 ft. deep monitoring wells with seismic geophones to allow for seismic monitoring, the first stage of injection into the well began in June 2013.

Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, injection of cold injectate has continued through the quarter which causes thermal fracturing within the host rock. The flow into the well continues to increase from its initial 20 gpm to a current flow rate of 977 gpm indicating a significant success.

Well RRG-9 continues to be used temporarily as an injection well as an extension of the DOE EGS program, which is expected at this time to continue through 2016. The Company’s contributions for the thermal stimulation program are made in-kind by the use of the RRG-9 well, well field data provided by the Company, and through ongoing monitoring support.

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

In light of federal legislation that extended the qualification for the 30% Investment Tax Credit to projects that began construction prior to December 31, 2014, drilling of the first production/injection well CVP-001 (67-3) was initiated in December of 2014, following completion of gravity surveys, and analysis of prior temperature gradient drilling data. Well CVP-001 was completed on March 27, 2015 to a depth of 2,746 feet. The well exhibited modest permeability with a flowing temperature of 213°F, which makes the well suited for duty as an injection well. The next phase of development work is in the planning stages and is currently on hold due to market conditions.

Operating Results

For the three months ended March 31, 2016, the Company reported net income attributable to the Company of $151,392 ($0.00 income per share) which represented a decrease of $582,743 (79.4% decrease) from net income attributable to the Company of $734,135 reported in the same period ended 2015 ($0.01 income per share). Both favorable and unfavorable variances were reported in areas related to the operations of the Company’s three power plants. A notable favorable variance was reported for income tax expense. Notable unfavorable variances were noted for corporate and administrative costs, professional and management fees, and travel and promotional costs. The combined variance for these three line items totaled $785,036, which was an increase of 110.7% from the same period in the prior year. The variance is, in a large part, the result of a one-time expense for financial advising and associated costs.

Plant Operations
A summary of energy sales by plant location is as follows:

	For the Three Months Ended March 31,
	2016		2015
	$	%	$	%
Energy sales by plant:
Neal Hot Springs, Oregon	5,366,004	63.8	5,207,350	62.2
San Emidio, Nevada	1,900,467	22.6	2,003,346	23.9
Raft River, Idaho	1,144,351	13.6	1,165,050	13.9
	8,410,822	100.0	8,375,746	100.0

%	- represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	March 31,	June 30,	September 30, December 31,		March 31,
	2015	2015	2015	2015	2016
Neal Hot Spring, Oregon	53,500	37,232	33,498	52,642	53,671
San Emidio, Nevada	21,754	18,492	18,924	20,369	20,433
Raft River, Idaho	20,672	17,223	15,950	21,751	19,684
	95,926	72,947	68,372	94,762	93,788

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the three months ended March 31, 2016, subsidiary net income was $3,226,740 which was an increase of $216,477 (7.2% increase) from subsidiary net income of $3,010,263 reported in the same period ended 2015.

Energy sales for the three months ended March 31, 2016, increased 3.0% from the same period ended 2015. The sales increase is primarily due to the effective contracted rate increase of 2.7% . The plant produced 53,671 megawatt hours, which was consistent with the same quarter in the prior year. In the current quarter, the plant’s three units experienced a total of 166 hours of lost production. In the quarter ended March 31, 2015, the plant’s three units experienced a total of 192 hours of lost production. In both periods, the main outages were caused by plugged vaporizers.

Plant operating costs, excluding depreciation and amortization, for the three months ended March 31, 2016 decreased $47,257, (4.9% decrease) from the same period ended 2015. For the current quarter, field maintenance costs were 56.4% lower than the same quarter in the prior year. In the three months ended March 31, 2015, repair costs that exceeded $53,000 were incurred to repair the vaporizers. Also, training costs that totaled approximately $24,000 were incurred in the prior year.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Three Months Ended March 31,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	5,366,004	100.0	5,207,350	100.0	158,654	3.0

Plant expenses:
General operations	917,848	17.2	965,105	18.6	47,257	4.9
Depreciation and amortization	818,062	15.2	819,708	15.7	1,646	0.2
	1,735,910	32.4	1,784,813	34.3	48,903	2.7

Gross Profit	3,630,094	67.6	3,422,537	65.7	207,557	6.1

Other income (expense):
Interest expense	(405,315)	(7.5)	(414,833)	(8.0)	9,518	2.3
Other and interest income	1,961	0.0	2,559	0.1	(598)	(23.4)
	(403,354)	(7.5)	(412,274)	(7.9)	8,920	2.2

Subsidiary Net Income	3,226,740	60.1	3,010,263	57.8	216,477	7.2

%	- represents the percentage of total plant operating revenues.
%*	- represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2014	40,629	3,402,318	83.7	1,196,404	820,526
September 30, 2014	32,246	3,712,988	115.0	1,412,124	805,497
December 31, 2014	54,472	6,377,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,365,129	100.0	3,226,740	818,062

*	- The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the three months ended March 31, 2016, the San Emidio plant reported subsidiary net income of $425,447 which was a decrease of $130,854 (23.5% decrease) from the $556,301 in subsidiary net income reported in the same period ended 2015.

Energy sales for the three months ended March 31, 2016, decreased 5.1% from the same period ended 2015. During the current quarter, the plant produced 20,433 megawatt hours, which was a 6.1% decrease from the same period ended 2015. In the current quarter, the decrease in production was primarily due to the loss of a production pump motor. Also, the plant lost production due to a cooling water pressure transmitter freezing and a stoppage needed for programing changes made to the plant’s operating software.

For the three months ended March 31, 2016, the total operating costs, excluding depreciation, increased $36,786, which was a 5.9% increase from the same period ended 2015. Increases in field maintenance costs and taxes were partially offset by decreases in corporate and administrative costs. Field maintenance costs increased $37,667 (48.1% increase) from the same period ended in 2015. During the current quarter, costs that exceeded $71,000 were needed for repairs to a production pump motor and a cooling water pump.

Taxes increased $55,441 (301.3% increase) from the same period ended in 2015. The mineral proceeds tax for the State of Nevada were significantly lower in 2015 due to an overpayment in 2014 and lower budgeted allowable expenses for 2015.

Effective November 2015, the Company discontinued the management fees charged to the plant. Management fees of $68,799 were charged to the plant for the three months ended March 31, 2015.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended March 31,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,900,467	100.0	2,003,346	100.0	(102,879)	(5.1)

Plant expenses:
Operations	658,048	34.7	621,262	31.0	(36,786)	(5.9)
Depreciation and amortization	318,214	16.7	316,346	15.8	(1,868)	(0.6)
	976,262	51.4	937,608	46.8	(38,654)	(4.1)

Gross Profit	924,205	48.6	1,065,738	53.2	(141,553)	(13.3)

Other income (expense):
Interest expense	(500,613)	(26.3)	(509,718)	(25.4)	9,105	1.8
Other income	1,855	0.1	281	0.0	1,574	560.1
	(498,758)	(26.2)	(509,437)	(25.4)	10,679	2.1

Subsidiary Net Income	425,447	22.4	556,301	27.8	(130,854)	(23.5)

%	- represents the percentage of total plant operating revenues.
%*	- represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
#	- Variance percentage was extremely high or undefined.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2014	15,686	1,450,526	91.2	(203,424)	316,283
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214

*	- The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

For the three months ended March 31, 2016, the Raft River plant reported subsidiary net loss of $158,497 which was an unfavorable increase of $61,567 (63.5% loss increase) from the $96,930 in subsidiary net loss reported in the same period ended 2015.

During the current three months, the plant produced 19,684 megawatts, which was a 4.8% decrease from the same period ended 2015. The decrease in production was partially offset by the contracted rate increase, which effectively increased 3.2% from the same period in the prior year. During the current quarter the plant lost production hours due to an outage caused by a disturbance on the grid due to a heavy snow storm.

Plant operating costs were consistent with the prior year. Increases in field maintenance costs were offset by decreases in chemicals and lubricants. In the current quarter the plant’s field maintenance costs increased $74,109 (64.8% increase) from the same quarter in 2015. Costs that exceeded $95,000 were incurred in the current quarter to pull a production pump for repairs. Also in the current quarter, a cooling pump was repaired for approximately $17,700 and the membranes used by the reverse osmosis system were replaced for approximately $13,000.

In the quarter ended March 31, 2015, the plant was required to replace the motive fluid at a total of $21,409. The motive fluid purchases/replacements were not needed in the current quarter.

The summarized statements of operations for RREI are as follows:

	Three Months Ended March 31,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,144,351	92.5	1,165,050	92.2	(20,699)	(1.8)
Energy credit sales	92,454	7.5	98,115	7.8	(5,661)	(5.8)
	1,236,805	100.0	1,263,165	100.0	(26,360)	(2.1)

Plant expenses:
General operations	951,104	76.9	938,106	74.3	(12,998)	(1.4)
Depreciation and amortization	444,587	35.9	431,959	34.2	(12,628)	(2.9)
	1,395,691	112.8	1,370,065	108.5	(25,626)	(1.9)

Gross Profit (Loss)	(158,886)	(12.8)	(106,900)	(8.5)	(51,986)	(48.6)

Other income (expense)	389	0.0	9,970	0.8	(9,581)	(96.1)

Subsidiary Net Loss	(158,497)	(12.8)	(96,930)	(7.7)	(61,567)	(63.5)

%	- represents the percentage of total plant operating revenues.
%*	- represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
June 30, 2014	18,069	907,194	50.2	(579,569)	428,180
September 30, 2014	18,501	1,273,013	68.8	117,281	429,164
December 31, 2014	20,614	1,425,811	69.9	203,414	431,214
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587

*	- Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Corporate Administrative
For the three months ended March 31, 2016, the Company reported $354,046 in corporate and administrative costs which was an increase of $58,666 (19.9% increase) from the same period ended 2015. Additional filing fees that exceeded $23,000 were incurred related to the registration of shares for the option of extinguishing the obligation related to the acquisition of additional ownership interest in Raft River Energy I LLC. Also, additional filing fees were incurred related to the current quarter stock offerings. Rent/lease costs of $18,331 were incurred for the storage of plant equipment acquired in the fourth quarter of 2015. The majority of these storage costs will be eliminated when the equipment is moved to Company owned facilities. Interest and other fees of approximately $38,300 were incurred in the current quarter related to the convertible debt obligation for the additional ownership interest of Raft River Energy I LLC.

Professional and Management Fees
For the three months ended March 31, 2016, the Company reported $1,056,509 in professional and management fees which was an increase of $673,386 (175.8% increase) from the same period ended 2015. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the current quarter, the consultant’s fees associated with this examination were approximately $544,000. The Company incurred fees of $100,000 for services provided by a new financial advisor hired during the current quarter. Legal costs of approximately $109,000 ($64,000 increase from the three months ended March 31, 2015) were incurred for services related to the stock offerings under the At the Market (“ATM”) facility and the strategic option examination.

Travel and Promotion
For the three months ended March 31, 2016, the Company reported $83,412 in travel and promotional costs which were an increase of $52,985 (174.1% increase) from the same period ended 2015. During current quarter, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value and to attend investment conferences.

Net Income Tax Expense
For the three months ended March 31, 2016, the Company reported net income taxes of $90,000, which was a decrease of $354,000 (79.7% decrease) from the same period ended 2015. The variance was a function of lower income attributed to the Company primarily due to higher professional fees and administrative costs noted above.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the three months ended March 31, 2016:

	Neal Hot			Activities and	Consolid-
Statement of	Springs	San Emidio	Raft River	Corporate	ated
Operations Element	$	$	$	$	$

Gross Profit (Loss)	3,630,094	924,205	(158,886)	128,284	4,523,697
Expenses/(Income)	419,879	498,758	(389)	(4)2,327,654	3,245,902
Net Income(Loss) before tax expense	3,210,215	425,447	(158,497)	(2,199,370)	1,277,795
Income taxes – USG Portion	(722,000)	(160,000)	(32,000)	824,000	(90,000)
Non-controlling interests	(1)(1,284,086)	-	(2)243,820	(3)3,863	(1,036,403)
Net income attributable to U.S. Geothermal	1,204,129	265,447	53,323	(1,371,507)	151,392

(1)	The non-controlling interest for Neal Hot Springs represent a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interest for Raft River represents 5% of REC income and cash flows, and 99% of all remaining profits and losses allocated to the Goldman Sachs Group.
(3)	The non-controlling interest for our exploration activities represents an approximately 33% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the three months ended March 31, 2016 included:

•	Employee compensation	$806,669
•	Corporate administration	354,046
•	Professional fees	1,056,509

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Off Balance Sheet Arrangements

As of March 31, 2016, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

During the quarter ended March 31, 2016, the operating projects of U.S. Geothermal continued to generate significant available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options generated $71,000 during the quarter. Excess available cash of $1.2 million at Raft River Energy I, LLC was distributed to the partners subsequent to quarter-end (USG portion 95%). We believe our cash and liquid investments at March 31, 2016 are adequate to fund our general operating activities through December 31, 2016.

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

Idaho Power Company and Sierra Pacific Power (NV Energy), continue to pay for their power in a timely manner. This power is sold under long-term contracts at fixed prices. The status of the credit and equity markets could delay our project development activities while we seek to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities.

On January 25, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital (“LPC”) facility. The Company’s first Purchase Agreement with LPC, was entered into on May 21, 2012 and expired in 2015. Under the new Purchase Agreement, at the company’s sole discretion, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period subject to the conditions in the Purchase Agreement. The agreement provides for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments will be used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes. An additional $571,650 has been raised under the At the Market (“ATM”) subsequent to the initial sale.

On December 14, 2015, the Company acquired from Goldman Sachs the majority of their cash flow interest in and ownership of the Raft River geothermal project. The Company will receive 95% of the cash flow from the project on a going forward basis, along with all increased cash flow from any project improvements. The purchase price was $5.1 million for the 95% interest, with an option to purchase the balance of Goldman’s interest for Fair Market Value at the end of 2017. The purchase price consisted of a $3.5 million cash payment plus a promissory note of $1.6 million that bears interest at 8%. Under the promissory note agreement, $1 million of the note could be satisfied with shares of U.S. Geothermal common stock priced at the 10 day weighted average closing price of the common stock at time of conversion if not otherwise paid in cash by March 31, 2016. Since the Company paid off this note in cash on March 31, 2016, the Company has now withdrawn its resale registration statement covering the shares to be issued in satisfaction of the promissory note.

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

On February 4, 2014, a replacement shelf registration statement filed on Form S-3 with the SEC became effective. The replacement shelf registration statement was filed as a routine course of business due to the impending expiration of the Company’s existing shelf registration statement that, under SEC rules, would have expired on December 1, 2013. The Company may use the replacement shelf registration statement to offer and sell from time to time for a period of three years in one or more public offerings up to $50 million of common stock, warrants, or units consisting of any combination thereof. The terms of any securities offered under the replacement shelf registration statement, and the intended use of the resulting net proceeds, will be established at the times of any future offerings and will be described in prospectus supplements filed at such times with the SEC. Other than with respect to the LPC facility described above, the Company has no immediate plans to sell any additional stock under the replacement shelf registration statement at this time, but wishes to preserve the option in support of its future growth and development of its projects as well as strategic acquisition opportunities.

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

There has been no change to our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

Not applicable.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: May 10, 2016	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: May 10, 2016
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.2	Third Amended and Restated Bylaws of U.S. Geothermal Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on March 10, 2016) Purchase Agreement, dated as of January 22, 2016, by and between U.S. Geothermal Inc. and
10.1	Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 25, 2016) Amendment to Employment Agreement between U.S. Geothermal Inc. and Jonathan Zurkoff, as
10.2	amended, effective February 3, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 4, 2016)
23.1	Consent of GeothermEx, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document