Form 10-Q
period 2016-06-30
US GEOTHERMAL INC
filed 2016-08-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 5, 2016
Common stock, par value	113,323,500
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2016

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2016	December 31, 2015

ASSETS

Current:
Cash and cash equivalents	$18,305,537	$8,654,375
Restricted cash and security bonds	7,655,541	4,696,007
Trade accounts receivable	1,884,429	3,766,517
Other current assets	1,669,548	1,680,819
Total current assets	29,515,055	18,797,718

Restricted cash and security bond reserves	22,674,380	17,495,789
Property, plant and equipment, net of depreciation	166,867,004	167,736,792
Intangible assets, net of amortization	15,174,986	15,265,828
Net deferred income tax asset	9,127,000	8,921,000
Total assets	$243,358,425	$228,217,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,983,308	$2,703,226
Convertible promissory note	-	1,597,000
Current portion of notes payable	4,545,231	4,412,012
Total current liabilities	6,528,539	8,712,238

Long-term Liabilities:
Asset retirement obligations	1,204,930	1,204,930
Notes payable, less current portion	106,006,669	89,887,052
Total long-term liabilities	107,211,599	91,091,982

Total liabilities	113,740,138	99,804,220

Commitments and Contingencies (note 9)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at June 30, 2016 and December 31, 2015 were: 113,086,000 and 107,601,425; respectively)	113,086	107,601
Additional paid-in capital	121,043,264	118,131,013
Accumulated deficit	(17,779,956)	(17,437,631)
	103,376,394	100,800,983

Non-controlling interests	26,241,893	27,611,924
Total stockholders’ equity	129,618,287	128,412,907

Total liabilities and stockholders’ equity	$243,358,425	$228,217,127

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Plant Revenues:
Energy sales	$5,589,924	$5,779,323	$14,000,746	$14,155,069
Energy credit sales	74,356	81,857	166,810	179,972
Total plant operating revenues	5,664,280	5,861,180	14,167,556	14,335,041

Plant Expenses:
Plant production expenses	2,217,418	2,484,598	4,616,134	4,774,810
Depreciation and amortization	1,584,426	1,574,586	3,165,289	3,142,598
Total plant operating expenses	3,801,844	4,059,184	7,781,423	7,917,408

Gross Profit	1,862,436	1,801,996	6,386,133	6,417,633
Operating Expenses (Income):
Corporate administration	299,658	327,804	653,704	623,184
Professional and management fees	155,651	250,569	1,212,160	633,692
Employee compensation	875,327	885,024	1,681,996	1,632,467
Travel and promotion	180,485	44,080	263,897	74,508
Exploration costs	6,329	25,690	27,595	68,731
Operating Income	344,986	268,829	2,546,781	3,385,051

Other (income) expense:
Interest expense	1,042,803	978,735	1,976,495	1,928,086
Other (income) expense	(13,150)	(20,559)	(22,842)	(61,069)
Income (Loss) Before Income Tax
Expense (Benefit)	(684,667)	(689,347)	593,128	1,518,034
Income Tax Expense (Benefit)	(296,000)	(141,000)	(206,000)	303,000

Net Income (Loss)	(388,667)	(548,347)	799,128	1,215,034
Net (income) loss attributable to the non-controlling interests	(105,050)	314,527	(1,141,453)	(714,718)

Net Income (Loss) Attributable to U.S. Geothermal Inc.	$(493,717)	$(233,820)	$(342,325)	$500,316

Net Earnings (Loss) Per Share Attributable to U.S. Geothermal Inc.:
Basic	$(0.00)	(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	(0.00)	$(0.00)	$0.00

Shares used in the calculation of income per share:
Basic	111,782,649	107,056,235	110,538,875	106,769,663
Diluted	111,782,649	107,056,235	110,538,875	108,051,992

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended June 30,
	2016	2015

Operating Activities:
Net Income	$799,128	$1,215,034
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	3,223,160	3,201,843
Stock based compensation	619,521	695,672
Change in deferred income taxes	(206,000)	303,000
Net changes in:
Trade accounts receivable	1,882,088	1,354,322
Accounts payable and accrued liabilities	(584,843)	13,624
Prepaid expenses and other assets	11,270	24,846
Total cash provided by operating activities	5,744,324	6,808,341

Investing Activities:
Purchases of property, plant and equipment	(2,378,055)	(2,904,766)
Net (funding) release of restricted cash reserves and security bonds	(8,138,125)	39,061
Total cash used by investing activities	(10,516,180)	(2,865,705)

Financing Activities:
Issuance of common stock	2,298,215	44,949
Distributions to non-controlling interest	(2,511,484)	(2,102,658)
Proceeds from notes payable, net of issuance costs	19,178,930	-
Principal payments on notes payable and other obligations	(2,945,643)	(2,020,719)
Principal payment on capital lease obligations	-	(20,919)
Principal payment on note for subsidiary acquisition	(1,597,000)	-
Total cash provided (used) by financing activities	14,423,018	(4,099,347)

Increase (Decrease) in Cash and Cash Equivalents	9,651,162	(156,711)

Cash and Cash Equivalents, Beginning of Period	8,654,375	12,994,975

Cash and Cash Equivalents, End of Period	$18,305,537	$12,838,264

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$135,075	$63,321

Other Items:
Interest paid	1,888,827	1,932,237

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Six Months Ended June 30, 2016 and Year Ended December 31, 2015

					Non-
	Number of	Common	Additional	Accumulated	controlling
	Shares	Shares	Paid-In Capital	Deficit	Interest	Totals

Balance at January 1, 2015	107,018,029	$107,018	$103,669,371	$(19,284,860)	$46,397,092	$130,888,621

Distributions to non-controlling interest entities	-	-	-	-	(3,486,589)	(3,486,589)
Acquisition of additional interest in subsidiary	-	-	13,304,848	-	(18,401,848)	(5,097,000)
Stock issued by the exercise of employee stock options	155,000	155	49,395	-	-	49,550
Stock compensation	428,396	428	1,107,399	-	-	1,107,827
Net income	-	-	-	1,847,229	3,103,269	4,950,498

Balance at December 31, 2015	107,601,425	107,601	118,131,013	(17,437,631)	27,611,924	128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(2,511,484)	(2,511,484)
Stock issued under At Market Issuance Purchase Agreement net of commitment shares valued at $225,000	2,463,810	2,464	1,186,171	-	-	1,188,635
Stock issued by the exercise of employee stock options	1,571,258	1,571	608,009	-	-	609,580
Stock issued by the exercise of broker warrants	1,000,000	1,000	499,000			500,000
Stock compensation	449,507	450	619,071	-	-	619,521
Net income (loss)	-	-	-	(342,325)	1,141,453	799,128
Balance at June 30, 2016	113,086,000	$113,086	$121,043,264	$(17,779,956)	$26,241,893	$129,618,287

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
June 30, 2016

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

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2016 and our operating results and cash flows for the six months ended June 30, 2016 and 2015. The accompanying financial information as of December 31, 2015, is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of June 30, 2016 and December 31, 2015, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At June 30, 2016, the Company’s total cash balance, excluding money market funds, was $7,692,266 and bank deposits amounted to $8,190,669. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $6,812,875 was not covered by or was in excess of FDIC insurance guaranteed limits. At June 30, 2016, the Company’s money market funds invested, primarily, in government backed securities totaled $39,474,626 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at June 30, 2016.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, FASB issued Accounting Standards Update No. 2016-12 (“Updated 2016-12”), Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. Update 2016-12 provides additional clarification to the steps an entity should follow to achieve the core principle of Topic 606. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective from annual and interim reporting periods beginning after December 31, 2016. Management will continue to evaluate the possible impact that the guidance defined by these Updates may have on future consolidated financial statements.

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

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“Update 2016-02”), Leases (Topic 842). Update 2016-02 recognizes lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. Under previous standards, assets and liabilities were only recognized for leases that met the definition of a capital lease. Our preliminary review indicates that certain of the Company’s lease contracts would be subject to the reporting requirements defined by this Update. The Update is effective for public companies with fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, the Company would be required to recognize and measure leases at the beginning of the earliest period being presented using a modified retrospective approach. Management is still evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND SECURITY BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	June 30,	December 31,
Restricting Entities/Purpose	2016	2015
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	318,678	2,259
Prudential Capital Group, Debt Service Reserves (USG Nevada LLC)	1,598,111	1,595,555
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	2,055,258	2,118,193
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
Prudential Capital Group, Debt Service Reserves (Idaho USG Holdings LLC)	1,703,174	-
CAISO, Transmission Interconnection Escrow Deposits	1,000,320	-

	$7,655,541	$4,696,007

Long-term restricted cash and bond reserves:

	June 30,	December 31,
Restricting Entities/Purpose	2016	2015
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves (USG Nevada LLC)	1,035,627	708,300
Prudential Capital Group, Well Reserves (USG Nevada LLC)	632,895	314,590
Prudential Capital Group, Maintenance Reserves (Idaho USG Holdings LLC)	1,807,890	-
Prudential Capital Group, Capital Expenditure Reserves (Raft River Energy I LLC)	2,943,141	-
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,466,270	2,542,058
U.S. Department of Energy, Short Term Well Field Reserves	4,507,969	4,507,110
U.S. Department of Energy, Long-Term Well Field Reserves	5,070,001	4,966,543
U.S. Department of Energy, Capital Expenditure Reserves	2,471,689	2,718,290

	$22,674,380	$17,495,789

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. During the first quarter of 2016, the Company entered into an interconnection agreement with CAISO that required escrow deposits of $1,000,069 for funding costs at our WGP Geysers Project. In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered in to a loan agreement with Prudential Capital Group. The terms of the loan agreement required the initial funding of three reserve accounts that totaled $6,454,205. The funding requirements of the new loan are based upon the operations and financial conditions of USG Oregon LLC and Raft River Energy I LLC. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at June 30, 2016 and December 31, 2015.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the second quarter ended June 30, 2016, the Company capitalized costs that totaled $806,198 for well drilling costs and facility improvements at the Raft River, Idaho power plant (Raft River Energy I LLC). Costs of $312,422 were capitalized for a new production well at the Guatemala Project. Reservoir studies, injection strategies and permitting costs were incurred at the WGP Geysers Project that totaled $191,754.

During the quarter ended March 31, 2016, the Company capitalized costs that totaled $495,761 for the design and engineering costs of the WGP Geysers Project power plant. Costs related to the study of the drilling results at Guatemala totaled $108,397.

Property, plant and equipment, at cost, are summarized as follows:

	June 30,	December 31,
	2016	2015
Land	$3,074,052	$3,074,052
Power production plant	159,876,162	159,800,893
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,621,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	3,743,969	3,668,984
	177,885,559	177,735,305

Less: accumulated depreciation	(34,134,263)	(31,021,494)
	143,751,296	146,713,811
Construction in progress	23,115,708	21,022,981

	$166,867,004	$167,736,792

Depreciation expense was charged to plant operations and general expenses for the following periods:

	June 30,
	2016	2015

Three months ended	$1,544,669	$1,561,001
Six months ended	3,112,769	3,111,001

Changes in construction in progress are summarized as follows:

	For the Six Months	For the Year
	Ended June 30,	Ended December
	2016	31, 2015
Beginning balances	$21,022,981	$15,652,722
Development/construction	2,092,727	5,370,259
Transfers into production	-	-
Ending balances	$23,115,708	$21,022,981

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	June 30,	December 31,
	2016	2015
Raft River, Idaho:
Unit I, well improvements	$873,125	$105,160
Unit I, plant improvements	40,624	-
Unit II, power plant, substation and transmission lines	750,493	750,493
Unit II, well construction	2,148,980	2,146,531
	3,813,222	3,002,184
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	433,672	426,942
Unit II, well construction	3,812,491	3,798,563
	4,246,163	4,225,505
Neal Hot Springs, Oregon:
Power plant and facilities	78,779	50,297
Well construction	339,103	314,360
	417,882	364,657

WGP Geysers, California:
Power plant and facilities	325,989	325,989
Well construction	8,378,263	7,690,748
	8,704,252	8,016,737
Crescent Valley, Nevada:
Well construction	1,325,160	1,228,888
El Ceibillo, Republic of Guatemala:
Well Construction	4,600,529	4,176,510
Plant and facilities	8,500	8,500
	4,609,029	4,185,010

	$23,115,708	$21,022,981

NOTE 5 – INCOME TAXES

The Company’s estimated effective income tax rate is as follows:

	For the Six Months Ended
	June 30,
	2016	2015
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.5	3.7
Consolidated tax rate before non-controlling interest	37.5	37.7
Tax effect of non-controlling interests	(37.5)	(17.7)
Net effective tax rate	(0.0)%	20.0%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the six months ended June 30, 2016, reflects a reported effective tax rate of (0.0)% which differs from the statutory federal income tax rate of 34% primarily due to the impact of the non-controlling interest and state income taxes.

NOTE 6 – NOTES PAYABLE

Prudential Capital Group – Idaho USG Holdings LLC
In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance the Company’s development activities. The original principal totaled $20 million and included the option to issue additional debt up to $50 million within the next two years. The original $20 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually at amounts based upon a 20-year amortization period and the scheduled remaining balance of $16,009,495 is due in full at the end of the 7 year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs (Oregon USG Holdings LLC and USG Oregon LLC) and the Raft River (Raft River Energy I LLC) projects. At June 30, 2016, the balance of the loan was $20,000,000 (current portion $703,525) and the net unamortized debt issuance costs associated with this loan totaled $801,521 ($821,070, less amortized costs of $19,549).

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may be accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,499,259 on February 10, 2017 and continue through February 12, 2035. The loan balance at June 30, 2016 totaled $61,836,759 (current portion $3,192,688).

Loan advances/tranches and effective annual interest rates are detailed as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through June 30, 2016	(21,221,206)

Loan balance at June 30, 2016	$61,836,759

* - Individual tranches have been fully extinguished.

Prudential Capital Group – USG Nevada LLC
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At June 30, 2016, the balance of the loan was $29,516,662 (current portion $649,018).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Twelve Months Ended	Principal
June 30,	Payments
2017	$4,545,231
2018	3,898,652
2019	4,155,445
2020	4,347,724
2021	4,789,681
Thereafter	89,616,688

$111,353,421

NOTE 7 – COMMON STOCK

On January 25, 2016, the Company entered into a Purchase Agreement with Lincoln Park Capital (“LPC”). Under the Purchase Agreement, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period.

During the quarter ended June 30, 2016, the Company issued 1,346,258 shares of common stock as a result of employees exercising stock options priced between $0.31 and $0.74 per share. The Company issued 1,000,000 shares of common stock as a result of an investment company exercising warrants priced at $0.50 per share.

During the quarter ended June 30, 2016, the Company issued 449,507 shares of common stock at prices of $0.63, $0.67 and $0.71 per share under the Company’s employee compensation (restricted shares) program.

During the quarter ended March 31, 2016, the Company issued 2,463,810 shares of common stock at prices between $0.58 and $0.61 per share under the At the Market (“ATM”) Issuance Purchase Agreement with LPC.

During the quarter ended March 31, 2016, the Company issued 225,000 shares of common stock as a result of employees and former employees exercising stock options priced at $0.31 per share.

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of June 30, 2016, the Company can issue stock option grants totaling up to 16,962,900 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2016 and changes for the six months ended June 30, 2016:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2016	12,613,500	$0.57	$3,940,061
Forfeited/Expired	(2,290,000)	0.83
Exercised`	(1,571,258)	0.39
Granted	2,430,000	0.67

Balance outstanding, June 30, 2016	11,182,242	$0.56	$6,242,360

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

As of June 30, 2016, there was $522,390 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Compensation Plan (Restricted Shares)

On April 12, 2016, the Company granted 269,507 shares of Company stock at a price of $0.71 to an employee of which 84,507 shares vest at grant date and the remaining 185,000 shares vest on April 12, 2017. On March 23, 2016, the Company granted 111,667 shares of Company stock at a price of $0.63 that fully vest on March 23, 2017 to its employees. On March 31, 2016, the Company granted 68,333 shares of Company stock at a price of $0.67 that fully vest on March 31, 2017 to its executive employees and directors. Through June 30, 2016, the total recognized fair value of these shares was $119,929. As of June 30, 2016, there was $187,554 of total unrecognized compensation cost related to non-vested restricted share grants.

Stock Purchase Warrants

At June 30, 2016, the outstanding broker warrants and share purchase warrants consisted of the following:

		Broker
		Warrant	Share	Warrant
	Broker	Exercise	Purchase	Exercise
Expiration Date	Warrants	Price	Warrants	Price
May 23, 2017	255,721	$0.44	-	$-
December 21, 2017	-	-	2,310,812	0.50

During the quarter ended June 30, 2016, a total of 1,000,000 share purchase warrants were exercised by an investor at $0.50 per share.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as at fair value on a recurring basis:

At June 30, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$39,474,626	$39,474,626	$-	$-

At December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,921,666	$27,921,666	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties.

The Company’s total lease costs are summarized as follows:

	For the Six Months Ended,
	June 30,
	2016	2015

Minimum lease payments	$246,964	$153,598
Royalty based contingent lease payments	162,663	129,834
	$409,627	$283,432

The following is the total contracted lease operating obligations for the next five years:

Years Ending
December 31,	Amount

2016	$502,259
2017	994,906
2018	1,019,465
2019	914,152
2020	886,704
Thereafter	14,805,095

NOTE 11 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	June 30,	December 31,
	2016	2015

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$208,389	$213,882
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,703,382	25,353,058
Raft River Energy I LLC interest held by Goldman Sachs	1,330,122	2,044,984
	$26,241,893	$27,611,924

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. Initially, the Company contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. From November 18, 2014 through December 31, 2015, the Company made additional contributions that totaled $496,000 to Gerlach that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 31.27%, and increased the Company’s interest to 68.73% as of December 31, 2015. During the six months ended June 30, 2016, the Company made unmatched contributions of $15,000, which effectively increased the Company’s ownership interest to 68.93% .

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the six months ended June 30, 2016 and the year ended December 31, 2015, distributions were made to the Company that totaled $3,643,517 and $5,193,883; respectively. During the six months ended June 30, 2016 and the year ended December 31, 2015, distributions were made to Enbridge that totaled $2,429,012 and $3,462,588; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Goldman Sachs. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2015, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017. During the six months ended June 30, 2016, RREI distributed funds to the Company and Goldman Sachs of $1,203,349 and $82,473; respectively. During the current quarter, the Company made contributions of $77,231 to RREI.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

NOTE 12 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated at $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At June 30, 2016, the Company has not considered it necessary to specifically fund these obligations. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. The obligation balances at June 30, 2016 and December 31, 2015 totaled $1,204,930. All of the obligations were considered to be long-term.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of June 30, 2016 and December 31, 2015, no retirement obligations have been recognized.

NOTE 13 – BUSINESS SEGMENTS

The Company has two reportable segments: Operating Plants, and Corporate and Development. These segments are managed and reported separately due to dissimilar economic characteristics. Operating plants are engaged in the sale of electricity from the power plants pursuant to long-tern PPAs. Corporate and development costs are intended to produce additional revenue generating projects. A summary of financial information concerning the Company’s reportable segments is shown in the following table:

	Operating	Corporate &
	Plants	Development	Consolidated

Total Assets:
June 30, 2016	$181,712,684	$61,645,741	$243,358,425
June 30, 2015	186,709,625	44,092,983	230,802,608

For the Six Months Ended June 30, 2016:
Operating Revenues	$14,000,746	$-	$14,000,746
Net Income (Loss)	4,273,228	(3,474,100)	799,128

For the Three Months Ended June 30, 2016:
Operating Revenues	$8,503,276	$-	$8,503,276
Net Income (Loss)	779,538	(1,168,205)	(388,667)

For the Six Months Ended June 30, 2015:
Operating Revenues	$14,335,041	$-	$14,335,041
Net Income (Loss)	4,093,208	(2,878,174)	1,215,034

For the Three Months Ended June 30, 2015:
Operating Revenues	$8,473,861	$-	$8,473,861
Net Income (Loss)	623,574	(1,171,921)	(548,347)

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
  our illustrative plant economics;
  our illustrative growth goals and development and acquisition projections;
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
  ability to obtain a power purchase agreement for a new project;
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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2016 and notes thereto included in this quarterly report and our filed Annual Report for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM”.

For the quarter ended June 30, 2016, the Company was focused on:

  operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
  closing the $20 million debt financing with Prudential Capital Group;
  permitting the deepening of temperature gradient wells at San Emidio;
  continuing to optimize and engineer the power plant/hybrid cooling design, working on obtaining the Conditional Use Permit, and pursuing PPA opportunities for the WGP Geysers project;
  conducting annual maintenance outages at all three projects;
  drilling a well at El Ceibillo;
  seeking approval from DOE for water well drilling at Neal Hot Springs; and
  evaluating potential new geothermal projects and acquisition opportunities.

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

Projects in Operation

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Neal Hot Springs	Oregon	JV(1)	22.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100%	10.0	Sierra Pacific	2038
Raft River (Unit I)	Idaho	JV(2)	13.0(3)	Idaho Power	2032

(1)	Enbridge contributed approximately $32.8 million to the Neal Hot Springs geothermal project. The Company’s equity interest in the project is 60% and Enbridge’s equity interest is 40%.
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

For the second quarter of 2016, generation was 39,094 megawatt-hours with an average of 18.8 net megawatts per hour of operation and plant availability was 99.0% . For the same period in 2015, the plant generated 37,232 megawatt-hours with an average of 18.6 net megawatts per hour and plant availability was 97.6% . Unit 1 underwent its annual maintenance outage in April and was off line for 125.4 hours (5.2 days), and Unit 2 underwent its annual maintenance outage in May and was off line for 112.4 hours (4.7 days). Unit 3’s annual outage has been rescheduled for the third quarter 2016.

Work is ongoing to advance a hybrid cooling system that would increase summer power generation at the project. Two new fresh water drilling targets have been identified. Approval of the drilling program by our project lender (the U.S. Department of Energy) is pending with drilling now expected to start in the third quarter. The minimum amount of water needed for a hybrid cooling system is approximately 200 gallons per minute (“gpm”) per module. An initial study of various hybrid cooling methods was completed by third party experts which confirms a strong economic return for hybrid cooling if enough water can be found.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25-year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2016 is $109.27 ($106.79 for 2015) per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the second quarter of 2016, generation was 14,139 megawatt-hours with an average of 8.1 net megawatts per hour of operation and plant availability was 84.7% . For the same period in 2015, the plant generated 18,492 megawatt-hours with an average of 9.2 net megawatts per hour and plant availability was 97.6% . San Emidio took its scheduled annual maintenance outage in April for 138 hours (5.8 days). During May, the High Pressure feed pump, which had been installed during the April outage, started to experience high vibrations and the plant was operated at reduced load for 19 days in June until a replacement pump was installed. A total of 304 hours of forced outage time was related to this pump failure. After the replacement pump was installed in June, full production from the plant was restored.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25-year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The annual average price paid under the PPA for 2016 is $93.01 ($92.08 for 2015) per megawatt-hour.

Raft River, Idaho
Raft River Energy I (“RREI”) is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the second quarter of 2016, generation was 15,647 megawatt-hours with an average of 7.7 net megawatts per hour of operation and plant availability was 97.6% . For the same period in 2015, the plant generated 17,223 megawatt-hours with an average of 9.2 net megawatt hours and plant availability was 99.97% . Raft River underwent its annual maintenance outage in May for 107 hours (4.5 days)

The lower year over year production was due to the failure of production pump RRG-2 on February 9, 2016. The pump was pulled in March 2016, and the well remained off line until the drilling of a second production leg could be completed. Drilling operations began on well RRG-2 June 13th and were completed on July29, 2016. A flow test to determine the capacity needed for the new production pump is scheduled for mid-August, with the well expected to be back in production in early September.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2016 is $63.30 ($62.00 for 2015) per megawatt-hour.

In addition to the price paid for energy by Idaho Power, RREI currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits (“RECs”) to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 49% of the RECs produced will be owned by RREI and 51% will be owned by the Idaho Power Company. For the 49% of RECs owned by RREI, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract. The Company currently receives 95% of the REC income during the remaining term of the Holy Cross contract and will receive 95% of the REC income due to RREI during the term of the Clallam County contract.

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

Engineering optimization of the power plant design is continuing with a focus on the new hybrid plant design that includes both water and air cooling. This design will dramatically increase the volume of water available for injection back into the reservoir. Traditional water cooled steam plants re-inject approximately 20 to 25% of the water that is removed during power generation, while a hybrid design may re-inject 65% or more of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project. Approval of the new conditional use permit from Sonoma County is expected during the third quarter of 2016.

Based on flow test data generated from well flow testing performed in mid-2015, a third party expert reported in September 2015 that the four production wells are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These tests show the wells would initially produce a combined total of 458,000 pounds per hour. Using the average steam production rate from these wells and an assumed interference factor of 30%, the third party expert estimates that an additional two to three production wells would be needed to support the long term operation of a 28.8 MW (net) plant.

Two methods were used to estimate the long term capacity of the WGP project, and both support a high probability that a 28.8 MW (net) plant can be operated for 25 years, given the modern plant design and the available productive area. The first method is an established natural gas reservoir engineering calculation that is routinely used at The Geysers, which estimated that the reservoir could support the 28.8 MW (net) plant for up to 54 years using hybrid cooling as the basis. The second method is an empirical approach based on a third party expert’s extensive experience at The Geysers, and uses the estimated steam production capacity per acre within the productive area of the geothermal leasehold. On this basis, the productive acreage within the WGP leasehold has steam reserves sufficient to supply up to 44 MW (net) with a conventional injection level of 25%, and potentially more at the higher injection levels associated with the planned hybrid cooling system.

Discussions with numerous potential off-takers for the power from our power plant continue, with interest expressed by a number of them for base load, renewable power to replace fossil fuel based power generation that is being phased out of their portfolios. We responded to one Request For Proposal (RFP) early in the year, but were not selected. RFPs from other potential off-takers are anticipated in both the third and fourth quarters of 2016.

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

Drilling was started on well EC-5, a full size production well, on June 19, 2016. A high permeability zone was intersected at 623 feet (190 meters) and a slotted liner was installed to allow testing. Initial flow from the well measured at 371°F (183°C). The decision was made to proceed with drilling the well to the original target at approximately 1,300 feet (400 meters). Once the well is completed, a flow test will be conducted with field wide monitoring in three wells (EC-2A, EC-3, and EC-4) to provide pressure data for the reservoir model.

With the concession agreement modified in 2015 to reflect the updated development schedule, discussions are being reestablished with potential buyers for the output from the plant. Additionally, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERG¥A ELÉCTRICA–“CNEE”), has announced that it is preparing to issue an RFP for renewable energy later this year. CNEE has retained Tetra Tech Inc., a large U.S. based consulting firm, to prepare the RFP.

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

Permits for the second phase drilling program to deepen the two most prospective wells were approved by the Bureau of Land Management and the State of Nevada on July 19th. Drilling commenced on July 22, 2016 and the first well (17-21) was completed on July 25, 2016 after encountering a high permeability zone at 1,766 feet deep with a measured flowing temperature of 319°F. Drilling on the second well (25-21) began on July 28, 2016 and was completed on July 30th. A high temperature , high permeability zone was encountered at 2,206 feet deep and flowing temperature of 322°F was measured during a short flow test. Additional temperature gradient wells and/or development wells to further expand the geothermal heat anomaly are also under consideration depending upon the results from the first two wells. Further drilling will have to be permitted separately and to facilitate future permitting, additional cultural and endangered species surveys were conducted during the quarter.

The final stage study of the interconnection process, the Facilities Study, was started by NV Energy in February, and was completed during the second quarter of 2016. A draft interconnection agreement was received on June 30th and is under review. We currently have 16 megawatts of transmission capacity and are asking for an additional 3.9 megawatts to cover the Phase II plant requirements for transmission.

Raft River, Idaho
In 2011, the Raft River Phase II project was awarded an $11.4 million cost-shared, thermal stimulation program grant from the Department of Energy with the University of Utah Energy And Geoscience Institute as the project lead. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available for the program and the first stage of injection into the well began in June 2013.

Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, the injection of cold power plant discharge fluid was started and has continued through the second quarter. The lower temperature fluid causes thermal fracturing within the higher temperature host rock of the reservoir. At the current plant generation level, the flow into the well has stabilized at approximately 960 gpm.

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

Operating Results

For the six months ended June 30, 2016, the Company reported net loss attributable to the Company of $342,325 which represented a decrease of $842,641 (168.4% decrease) from net income attributable to the Company of $500,316 reported in the same period ended 2015. For the three months ended June 30, 2016, the Company reported net loss attributable to the Company of $493,717 ($0.00 income per share) which represented a decrease of $259,897 (111.2% decrease) from net loss attributable to the Company of $233,820 ($0.00 income per share) reported in the same period ended 2015. Both favorable and unfavorable variances were reported in areas related to the operations of the Company’s three power plants. A notable favorable variance was reported for income tax expense. Notable unfavorable variances were noted for professional and management fees, and travel and promotional costs.

Plant Operations

A summary of energy sales by plant location is as follows:

	For the Six Months Ended June 30,
	2016		2015
	$	%	$	%
Neal Hot Springs, Oregon	8,811,326	62.9	8,395,441	59.3
San Emidio, Nevada	3,215,516	23.0	3,705,980	26.2
Raft River, Idaho	1,973,904	14.1	2,053,648	14.5
	14,000,746	100.0	14,155,069	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended June 30,
	2016		2015
	$	%	$	%
Neal Hot Springs, Oregon	3,445,321	61.7	3,188,091	55.2
San Emidio, Nevada	1,315,049	23.5	1,702,633	29.4
Raft River, Idaho	829,554	14.8	888,599	15.4
	5,589,924	100.0	5,779,323	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

		For the Quarter Ended,
	June 30,	September	December 31,	March 31,	June 30,
	2015	30, 2015	2015	2016	2016
Neal Hot Springs, Oregon	37,232	33,498	52,642	53,671	39,094
San Emidio, Nevada	18,492	18,924	20,369	20,433	14,139
Raft River, Idaho	17,223	15,950	21,751	19,684	15,647
	72,947	68,372	94,762	93,788	68,880

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the six months ended June 30, 2016, the Neal Hot Springs plant reported subsidiary net income of $4,470,446 which was an increase of $432,255 (10.7% increase) from subsidiary net income of $4,038,191 reported in the same period ended 2015. For the three months ended June 30, 2016, the Neal Hot Springs plant reported subsidiary net income of $1,243,706 which was an increase of $215,778 (21.0% increase) from subsidiary net income of $1,027,928 reported in the same period ended 2015.

Energy sales for the six months ended June 30, 2016, increased 5.0% (8.1% increase for the three months ended June 30, 2016) from the same periods ended 2015. The increase was due to both increases production and contracted rates. During the current six months, the plant produced 92,765 megawatt hours (39,094 megawatt hours in the current three months), which was a 2.24% increase (5.0% increase for the current three months) from the same periods ended 2015. For planned outages due to annual repairs and maintenance, the plant’s three units lost a total of 238 hours in the current quarter, which was 185 hours less (43.7% favorable decrease) than 423 hours lost the same quarter in 2015. Due to the nature of the scheduled repairs, more down time was required in 2015. In quarter ended March 31, 2015, the plant’s three units experienced a total of 192 hours of lost production. The two primary causes for the outages were plugged vaporizers and an exciter re-alignment needed at Unit 3. Minimal hours were lost in both the first and second quarters of 2016 due to forced or unplanned outages. For the six months ended June 30, 2016, the contracted rates effectively increased 2.7% from the same period ended 2015.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Six Months Ended June 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	8,811,326	100.0	8,395,441	100.0	415,885	5.0

Plant expenses:
General operations	1,900,969	21.6	1,885,378	22.5	(15,591)	(0.8)
Depreciation and amortization	1,638,125	18.6	1,639,493	19.5	1,368	0.1
	3,539,094	40.2	3,524,871	42.0	(14,223)	(0.4)

Gross Profit	5,272,232	59.8	4,870,570	58.0	401,662	8.2

Other income (expense):
Interest expense	(805,688)	(9.1)	(837,430)	(10.0)	31,742	3.8
Other and interest income	3,902	0.0	5,051	0.1	(1,149)	(22.7)
	(801,786)	(9.1)	(832,379)	(9.9)	30,593	3.7

Subsidiary Net Income	4,470,446	50.7	4,038,191	48.1	432,255	10.7

% - represents the percentage of total plant operating revenues.

%* - represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended June 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,445,321	100.0	3,188,091	100.0	257,230	8.1

Plant expenses:
General operations	983,120	28.5	920,273	28.9	(62,847)	(6.8)
Depreciation and amortization	820,063	23.8	819,785	25.7	(278)	0.0
	1,803,183	52.3	1,740,058	54.6	(63,125)	(3.6)

Gross Profit	1,642,138	47.7	1,448,033	45.4	194,105	13.4

Other income (expense):
Interest expense	(400,372)	(11.6)	(422,597)	(13.3)	22,225	5.3
Other and interest income	1,940	0.0	2,492	0.1	(552)	(22.2)
	(398,432)	(11.6)	(420,105)	(13.2)	21,673	5.2

Subsidiary Net Income	1,243,706	36.1	1,027,928	32.2	215,778	21.0

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

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2014	32,246	3,712,988	115.0	1,412,124	805,497
December 31, 2014	54,472	6,377,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,365,129	100.0	3,226,740	818,062
June 30, 2016	39,094	3,445,321	88.2	1,243,706	820,063

* - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the six months ended June 30, 2016, the San Emidio plant reported subsidiary net income of $283,174 which was a decrease of $537,537 (65.5% decrease) from $820,711 subsidiary net income reported in the same period ended 2015. For the three months ended June 30, 2016, the San Emidio plant reported subsidiary net loss of $142,273 which was a decrease of $406,683 (153.8% decrease) from $264,410 subsidiary net income reported in the same period ended 2015.

Energy sales for the six months ended June 30, 2016, decreased 13.2% (22.8% decrease for the three months ended June 30, 2016) from the same periods ended 2015. During the current six months, the plant produced 34,572 megawatt hours (14,139 megawatt hours in the current three months), which was a 14.1% decrease (23.5% decrease for the current three months) from the same periods ended 2015. In the current quarter, the plant lost 304 production hours from forced outages. The forced outages were caused by the failure of a vaporizer bypass valve, failure of the refrigerant pump and two outages were caused by thunderstorms. The bypass valve has been replaced and refrigerant pump has been replaced. In the quarter ended March 31, 2016, the plant lost production hours primarily due to the failure of a production pump motor.

Plant operating costs, excluding depreciation, increased $81,374 for the six months ended June 30, 2016 ($44,588 increase for the three months ended June 30, 2016), which was a 6.7% increase (7.6% increase for the three months ended June 30, 2016) from the same periods ended 2015. Increases in field maintenance, chemicals and taxes were partially offset by decreases in corporate and administrative costs. For the current six months, field maintenance and chemicals increased $148,019 ($97,687 increase for the current three months), which was a 61.9% increase (78.0% increase for the current three months) from the same periods ended in 2015. In the second quarter 2016, production pump repairs totaled $92,819, and repairs to the condensate feed system and the transformer totaled $30,514. The pump repairs were needed due to a failed pump motor lead. In the first quarter 2016, costs that exceeded $71,000 were needed for repairs to a production pump motor and a cooling water pump.

For the current six months, taxes, licenses and permit costs increased $85,736 ($30,295 increase for the current three months), which was a 351.0% increase (503.% increase for the current three months) from the same periods ended in 2015. The mineral proceeds tax for the State of Nevada were significantly lower in 2015 due to an overpayment in 2014 and lower budgeted allowable expenses for 2015. In the current quarter an additional minerals proceeds tax assessment was made for $30,425 after an examination by the State of Nevada.

Corporate and administrative costs decreased primarily due to reduction in management fees. Effective November 2015, the Company discontinued the management fees that it charged to the plant. Management fees of $114,665 were charged to the plant for the six months ended June 30, 2015.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Six Months Ended June 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,215,516	100.0	3,705,980	100.0	(490,464)	(13.2)

Plant expenses:
Operations	1,293,120	40.2	1,211,746	32.7	(81,374)	(6.7)
Depreciation and amortization	637,970	19.8	632,192	17.1	(5,778)	(0.9)
	1,931,090	60.1	1,843,938	49.8	(87,152)	(4.7)

Gross Profit	1,284,426	39.9	1,862,042	50.2	(577,616)	(31.0)

Other income (expense):
Interest expense	(1,006,493)	(31.3)	(1,042,485)	(28.1)	35,992	3.5
Other income	5,241	0.2	1,154	0.0	4,087	354.2
	(1,001,252)	(31.1)	(1,041,331)	(28.1)	40,079	3.8

Subsidiary Net Income	283,174	8.8	820,711	22.1	(537,537)	(65.5)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended June 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,315,049	100.0	1,702,633	100.0	(387,584)	(22.8)

Plant expenses:
Operations	635,072	48.3	590,484	34.7	(44,588)	(7.6)
Depreciation and amortization	319,756	24.3	315,846	18.5	(3,910)	(1.2)
	954,828	72.6	906,330	53.2	(48,498)	(5.4)

Gross Profit	360,221	27.4	796,303	46.8	(436,082)	(54.8)

Other income (expense):
Interest expense	(505,880)	(38.5)	(532,767)	(31.3)	26,887	5.0
Other income	3,386	0.3	874	0.0	2,512	287.4
	(502,494)	(38.2)	(531,893)	(31.3)	29,399	5.5

Subsidiary Net Income (Loss)	(142,273)	(10.8)	264,410	15.5	(406,683)	(153.8)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2014	18,240	1,663,119	91.2	109,515	316,638
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214
June 30, 2016	14,139	1,315,049	93.0	(142,273)	319,756

* - The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

For the six months ended June 30, 2016, the Raft River plant reported subsidiary net loss of $480,392 which was a favorable decrease of $285,303 (37.3% loss decrease) from $765,695 subsidiary net loss reported in the same period ended 2015. For the three months ended June 30, 2016, the Raft River plant reported subsidiary net loss of $321,895 which was a favorable decrease of $346,869 (51.9% loss decrease) from $668,764 subsidiary net loss reported in the same period ended 2015.

During the six months ended June 30, 2016, the plant produced 35,331 megawatts (15,647 megawatts for the three months ended June 30, 2016), which was a 6.8% decrease (9.2 % decrease for the three months ended June 30, 2016) from the same periods ended 2015. The decreases in energy sales due to the lower production levels, which were partially offset by less plant outage time and contracted rate increases. In March 2016, the plant lost one of its production wells. The well was scheduled for drilling a new leg on the production well, so the well was left out of service until that drilling could be started later in the second quarter. Once drilling is completed a new well pump will be installed. During the current quarter, the plant lost 107 production hours for annual maintenance and repairs, which was 196 hours less (64.7% favorable decrease) than 303 production hours lost for annual maintenance and repairs in 2015. For the current six months, the contracted rates effectively increased 2.3% from the same six month period in 2015.

Plant operating costs, excluding depreciation, decreased $394,155 for the six months ended June 30, 2016 ($407,151 for the three months ended June 30, 2016), which was an 18.5% decrease (20.0% decrease for the three months ended June 30, 2016) from the same periods ended 2015. The decreases were primarily due to reductions in field maintenance expenses, chemicals and lubricants, and salaries. In April 2015, costs that exceeded $267,000 were incurred to rebuild the turbines and inspect the generators. In the current six month period, costs were incurred for production pump repairs of approximately $111,700. In the quarter ended June 30, 2015, the plant was required to replace the motive fluid at a total of $21,409. The motive fluid purchases/replacements were not needed in the current year. In the current quarter 2016, maintenance salaries were down $15,671 (25.5% decrease) from the same quarter ended 2015. In 2015, additional maintenance costs were primarily incurred for the pump repairs. In the quarter ended March 31, 2016, operations salaries were down $17,000 (21.6 % decrease) from the same quarter ended 2015 due to the loss of an operations employee who has not been replaced.

The summarized statements of operations for RREI are as follows:

	Six Months Ended June 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,973,904	92.2	2,053,648	91.9	(79,744)	(3.9)
Energy credit sales	166,811	7.8	179,972	8.1	(13,161)	(7.3)
	2,140,715	100.0	2,233,620	100.0	(92,905)	(4.2)

Plant expenses:
General operations	1,732,395	80.9	2,126,550	95.2	394,155	18.5
Depreciation and amortization	889,194	41.6	870,913	39.0	(18,281)	(2.1)
	2,621,589	122.5	2,997,463	134.2	375,874	12.5

Gross Profit (Loss)	(480,874)	(22.5)	(763,843)	(34.2)	282,969	37.0

Other income (expense):
Interest expense	(108)	(0.0)	(23,797)	(1.1)	23,689	99.5
Other and interest income	590	0.1	21,945	1.0	(21,355)	(97.3)
	482	0.1	(1,852)	(0.1)	2,334	126.0

Subsidiary Net Loss	(480,392)	(22.4)	(765,695)	(34.3)	285,303	37.3

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

	Three Months Ended June 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	829,554	91.8	888,599	91.6	(59,045)	(6.6)
Energy credit sales	74,357	8.2	81,857	8.4	(7,500)	(9.2)
	903,911	100.0	970,456	100.0	(66,545)	(6.9)

Plant expenses:
General operations	781,291	86.4	1,188,442	122.5	407,151	20.0
Depreciation and amortization	444,608	49.2	438,955	45.2	(5,653)	(1.3)
	1,225,899	135.6	1,627,397	167.7	401,498	24.7

Gross Profit (Loss)	(321,988)	(35.6)	(656,941)	(67.7)	334,953	51.0

Other income (expense)	93	0.0	(11,823)	(1.2)	11,916	100.8

Subsidiary Net Loss	(321,895)	(35.6)	(668,764)	(68.9)	346,869	51.9

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

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2014	18,501	1,273,013	68.8	117,281	429,164
December 31, 2014	20,614	1,425,811	69.9	203,414	431,214
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587
June 30, 2016	15,647	829,554	52.1	(321,895)	444,608

* - Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the six months ended June 30, 2016, the Company reported $1,212,160 in professional and management fees which was an increase of $578,468 (91.3% increase) from $633,692 reported in the same period ended 2015. For the three months ended June 30, 2016, the Company reported $155,651 in professional and management fees which was a decrease of $94,918 (37.9% decrease) from $250,569 reported in the same period ended 2015. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the first quarter 2016, the consultant’s fees associated with this examination totaled approximately $544,000. The Company incurred fees of $100,000 for services provided by a new financial advisor hired during the first quarter 2016. In the first quarter 2016, legal costs of approximately $109,000 ($64,000 increase from the quarter ended March 31, 2015) were incurred for services related to the strategic option examination. For the current quarter 2016, professional and management fees decreased $94,918 (37.9% decrease) from the same quarter ended 2015. In the second quarter 2015, the Company incurred $80,561 in consulting fees for compliance with the Sarbanes Oxley Act (“SOX”). Some of the SOX compliance burden for the current year will be internalized and other costs are expected to be incurred later in the year.

Travel and Promotion
For the six months ended June 30, 2016, the Company reported $263,897 in travel and promotion costs which was an increase of $189,389 (254.2% increase) from $74,508 reported in the same period ended 2015. For the three months ended June 30, 2016, the Company reported $180,485 in travel and promotional costs which was an increase of $136,405 (309.4% increase) from $44,080 reported in the same period ended 2015. During first quarter 2016, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value and to attend investment conferences. During second quarter 2016, the Company implemented a new marketing program that included radio spots and regular news article coverage. The costs of the marketing program for the second quarter totaled $117,650. The Company also continued its contract with an outside investor relations firm since the start of the year for $6,000 per month, but concluded that contract in June 2016.

Net Income Tax Expense
For the six months ended June 30, 2016, the Company reported $206,000 in income tax benefit which was a favorable decrease of $509,000 (168.0% decrease) from $303,000 income tax expense reported in the same period ended 2015. For the three months ended June 30, 2016, the Company reported net income tax benefit of $296,000, which was an increase of $155,000 (109.9% increase) from the income tax benefit of $141,000 reported in the same period ended 2015. The variance was a function of lower income attributed to the Company primarily due to higher professional fees noted above.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the six months ended June 30, 2016, the Company reported $1,141,453 in net income attributable to non-controlling interests, which was an increase of $426,735 (59.7% increase) from $714,718 net income reported in the same period ended 2015. For the three months ended June 30, 2016, the Company reported $105,050 in net income attributable to non-controlling interests, which was an increase of $419,577 (133.4% increase) from $314,527 net loss reported in the same period ended 2015. The primary component of the variances were the operating results of Raft River Energy I LLC (“RREI”) which reported a subsidiary net loss for the six and three months ended June 30, 2016 of $480,392 and $321,895; respectively. The losses decreased for the six months and three months ended June 30, 2016 by $285,303 (37.3% decrease) and $346,869 (51.9% decrease); respectively. RREI’s profits and losses are allocated based upon the terms of the partnership agreement. The primary conditions for the decreases in RREI’s losses were discussed above.

The net income (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Six Months Ended
	June 30,
Subsidiaries and Non-Controlling	2016	2015	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	1,779,335	1,612,077	167,258	10.4
Raft River Energy I LLC interest held by Goldman Sachs	(632,389)	(882,219)	249,830	28.3
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(5,493)	(15,140)	9,647	63.7
	1,141,453	714,718	426,735	59.7

% - represents the percentage of change from 2015 to 2016.
# - Variance percentage was extremely high or undefined.

	For the Three Months Ended
	June 30,
Subsidiaries and Non-Controlling	2016	2015	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	495,249	407,972	87,277	21.4
Raft River Energy I LLC interest held by Goldman Sachs	(388,571)	(718,558)	329,987	45.9
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(1,628)	(3,941)	2,313	58.7
	105,050	(314,527)	419,577	133.4

% - represents the percentage of change from 2015 to 2016. # - Variance percentage was extremely high or undefined.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the six months ended June 30, 2016:

				Exploration
	Neal Hot			Activities and	Consolid-
Statement of	Springs	San Emidio	Raft River	Corporate	ated
Operations Element	$	$	$	$	$

Gross Profit (Loss)	5,272,232	1,284,426	(480,875)	310,350	6,386,133
Expenses/(Income)	823,893	1,001,252	(483)	(4)3,968,343	5,793,005
Net Income(Loss) before tax expense	4,448,339	283,174	(480,392)	(3,657,993)	593,128
Income taxes – USG Portion	(1,001,000)	(106,000)	(57,000)	1,370,000	206,000
Non-controlling interests	(1)(1,779,335)	-	(2)632,391	(3)5,491	(1,141,453)
Net income (loss) attributable to U.S. Geothermal	1,668,004	177,174	94,999	(2,282,502)	(342,325)

(1)	The non-controlling interest for Neal Hot Springs represent a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interest for Raft River represents 5% of REC income and cash flows, and 99% of all remaining profits and losses allocated to the Goldman Sachs Group.
(3)	The non-controlling interest for our exploration activities represents an approximately 33% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the six months ended June 30, 2016 included:
Employee compensation $ 1,681,996
Corporate administration 653,704
Professional fees 1,212,160

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Off Balance Sheet Arrangements

As of June 30, 2016, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

During the quarter ended June 30, 2016, the operating projects of U.S. Geothermal continued to generate significant available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $1,038,580 during the quarter. We believe our cash and liquid investments at June 31, 2016 are adequate to fund our general operating activities through December 31, 2017.

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

On May 19, 2016, the Company closed on a $20 million debt facility from Prudential Capital Group. Under terms of the financing agreement, the Company has the option, without obligation, to issue additional debt, up to $50 million in aggregate within the next two years. The initial $20 million loan has a fixed interest rate of 5.8% per annum. The loan principal amortizes over twenty years, with a seven-year term. Principal and interest payments are made semi-annually. The loan is collateralized with the Company’s ownership interest in the Neal Hot Springs and Raft River projects and by virtue of a pledge by the Company’s wholly owned subsidiary, U.S. Geothermal Inc., an Idaho corporation, and sole member of Idaho USG Holdings, the equity interests in Idaho USG Holdings. The 22 MW Neal Hot Springs project is owned 60% by the Company and 40% by Enbridge. The 13 MW Raft River project is owned 95% by the Company and 5% by Goldman Sachs.

On January 25, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital (“LPC”) facility. The Company’s first Purchase Agreement with LPC, was entered into on May 21, 2012 and expired in 2015. Under the new Purchase Agreement, at the company’s sole discretion, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period subject to the conditions in the Purchase Agreement. The agreement provides for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments will be used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes. During the quarter ended March 31, 2016 an additional $571,650 was raised under the At the Market (“ATM”) subsequent to the initial sale. No additional funds were raised this quarter.

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

There has been no change to our internal control over financial reporting during the six months ended June 30, 2016 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: August 9, 2016	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: August 9, 2016
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Note Purchase Agreement dated May 19, 2016 among Idaho USG Holdings, LLC, The Prudential Insurance Company of America and Prudential Annuities Life Assurance Corporation relating to $20,000,000, 5.80% Senior Secured Notes due March 31, 2023
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document