Form 10-Q
period 2016-09-30
US GEOTHERMAL INC
filed 2016-11-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 4, 2016
Common stock, par value	113,537,792
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	December 31, 2015

ASSETS

Current:
Cash and cash equivalents	$13,062,982	$8,654,375
Restricted cash and security bonds	8,672,450	4,696,007
Trade accounts receivable	2,301,475	3,766,517
Other current assets	1,685,190	1,680,819
Total current assets	25,722,097	18,797,718

Restricted cash and security bond reserves	19,983,531	17,495,789
Property, plant and equipment, net of depreciation	170,047,354	167,736,792
Intangible assets, net of amortization	15,129,565	15,265,828
Net deferred income tax asset	9,217,000	8,921,000
Total assets	$240,099,547	$228,217,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,539,525	$2,703,226
Convertible promissory note	-	1,597,000
Current portion of notes payable	4,264,973	4,412,012
Total current liabilities	5,804,498	8,712,238

Long-term Liabilities:
Asset retirement obligations	1,204,930	1,204,930
Notes payable, less current portion	104,414,223	89,887,052
Total long-term liabilities	105,619,153	91,091,982

Total liabilities	111,423,651	99,804,220

Commitments and Contingencies (note 10)

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2016 and December 31, 2015 were: 113,424,492 and 107,601,425; respectively)	113,425	107,601

Additional paid-in capital	121,474,771	118,131,013
Accumulated deficit	(17,930,454)	(17,437,631)
	103,657,742	100,800,983

Non-controlling interests	25,018,154	27,611,924
Total stockholders’ equity	128,675,896	128,412,907

Total liabilities and stockholders’ equity	$240,099,547	$228,217,127

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Plant Revenues:
Energy sales	$6,654,363	$6,854,109	$20,655,109	$21,009,178
Energy credit sales	78,931	75,738	245,741	255,710
Total plant operating revenues	6,733,294	6,929,847	20,900,850	21,264,888

Plant Expenses:
Plant production expenses	2,276,969	2,532,780	6,893,103	7,307,590
Depreciation and amortization	1,586,903	1,577,622	4,752,192	4,720,220
Total plant operating expenses	3,863,872	4,110,402	11,645,295	12,027,810

Gross Profit	2,869,422	2,819,445	9,255,555	9,237,078

Operating Expenses:
Corporate administration	406,513	263,301	1,060,217	886,485
Professional and management fees	168,489	185,005	1,380,649	818,697
Employee compensation	699,554	670,940	2,381,550	2,303,407
Promotion	66,590	74,358	330,487	148,866
Exploration	3,826	3,826	31,421	72,557
Operating Income	1,524,450	1,622,015	4,071,231	5,007,066

Other (income) expense:
Interest expense	1,241,454	927,730	3,217,949	2,855,816
Other (income) expense	104,766	(70,794)	81,924	(131,863)
Income (Loss) Before Income Tax Expense (Benefit)	178,230	765,079	771,358	2,283,113
Income Tax Expense (Benefit)	(90,000)	170,000	(296,000)	473,000

Net Income (Loss)	268,230	595,079	1,067,358	1,810,113
Net (income) loss attributable to the non-controlling interests	(418,728)	(314,215)	(1,560,181)	(1,028,934)

Net Income (Loss) Attributable to U.S. Geothermal Inc.	$(150,498)	$280,864	$(492,823)	$781,179

Net Earnings (Loss) Per Share Attributable to U.S. Geothermal Inc.:
Basic	$(0.00)	0.00	$(0.00)	$0.00
Diluted	$(0.00)	0.00	$(0.00)	$0.00

Shares used in the calculation of income per share:
Basic	113,292,996	107,164,333	111,463,616	106,902,666
Diluted	113,292,996	108,359,065	111,463,616	108,584,804

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended September 30,
	2016	2015

Operating Activities:
Net Income	$1,067,358	$1,810,113
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	4,842,857	4,809,489
Loss on disposal of equipment	124,930	-
Stock based compensation	865,461	978,487
Change in deferred income taxes	(296,000)	473,000
Net changes in:
Trade accounts receivable	1,465,042	1,313,582
Accounts payable and accrued liabilities	(545,207)	(227,414)
Prepaid expenses and other assets	(4,372)	(19,385)
Total cash provided by operating activities	7,520,069	9,137,872

Investing Activities:
Purchases of property, plant and equipment	(7,711,706)	(4,529,040)
Net (funding) release of restricted cash reserves and security bonds	(6,464,185)	984,498
Total cash used by investing activities	(14,175,891)	(3,544,542)

Financing Activities:
Issuance of common stock	2,484,121	49,549
Distributions to non-controlling interest	(4,153,951)	(3,462,589)
Proceeds from notes payable, net of issuance costs	19,185,986	-
Principal payments on notes payable and other obligations	(4,854,727)	(3,981,771)
Principal payment on capital lease obligations	-	(20,919)
Principal payment on note for subsidiary acquisition	(1,597,000)	-
Total cash provided (used) by financing activities	11,064,429	(7,415,730)

Increase (Decrease) in Cash and Cash Equivalents	4,408,607	(1,822,400)

Cash and Cash Equivalents, Beginning of Period	8,654,375	12,994,975

Cash and Cash Equivalents, End of Period	$13,062,982	$11,172,575

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$618,494	$8,230
Non-cash distributions to non-controlling interest	-	24,000

Other Items:
Interest paid	3,585,942	3,305,363

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMALINC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Nine Months Ended September 30, 2016 and Year Ended December 31, 2015

			Additional		Non-
	Number of	Common	Paid-In	Accumulated	controlling
	Shares	Shares	Capital	Deficit	Interest	Totals

Balance at January 1, 2015	107,018,029	$107,018	$103,669,371	$(19,284,860)	$46,397,092	$130,888,621

Distributions to non-controlling interest entities	-	-	-	-	(3,486,589)	(3,486,589)
Acquisition of additional interest in subsidiary	-	-	13,304,848	-	(18,401,848)	(5,097,000)
Stock issued by the exercise of employee stock options	155,000	155	49,395	-	-	49,550
Stock compensation	428,396	428	1,107,399	-	-	1,107,827
Net income	-	-	-	1,847,229	3,103,269	4,950,498

Balance at December 31, 2015	107,601,425	107,601	118,131,013	(17,437,631)	27,611,924	128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(4,153,951)	(4,153,951)
Stock issued under At Market Issuance Purchase Agreement net of commitment shares valued at $225,000	2,463,810	2,464	1,186,171	-	-	1,188,635
Stock issued by the exercise of employee stock options	1,909,750	1,910	793,576	-	-	795,486
Stock issued by the exercise of broker warrants	1,000,000	1,000	499,000			500,000
Stock based compensation	449,507	450	865,011	-	-	865,461
Net income (loss)	-	-	-	(492,823)	1,560,181	1,067,358
Balance at September 30, 2016	113,424,492	$113,425	$121,474,771	$(17,930,454)	$25,018,154	$128,675,896

The accompanying notes are an integral part of these interim consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2016

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

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2016 and our operating results and cash flows for the nine months ended September 30, 2016 and 2015. The accompanying financial information as of December 31, 2015, is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company consolidates subsidiaries that it controls (more-than-50% owned) and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as three controlling interests. The accounts of the following companies are consolidated in these financial statements:

i)	U.S. Geothermal Inc. (incorporated in the State of Delaware);
ii)	U.S. Geothermal Inc. (incorporated in the State of Idaho);
iii)	U.S. Geothermal Services, LLC (organized in the State of Delaware);
iv)	Nevada USG Holdings, LLC (organized in the State of Delaware);
v)	USG Nevada LLC (organized in the State of Delaware);
vi)	Nevada North USG Holdings, LLC (organized in the State of Delaware);
vii)	USG Nevada North, LLC (organized in the State of Delaware);
viii)	Oregon USG Holdings, LLC (organized in the State of Delaware);
ix)	USG Oregon LLC (organized in the State of Delaware);
x)	Raft River Energy I LLC (organized in the State of Delaware);
xi)	Gerlach Geothermal LLC (organized in the State of Delaware);
xii)	USG Gerlach LLC (organized in the State of Delaware);
xiii)	U.S. Geothermal Guatemala, S.A. (organized in Guatemala);
xiv)	Geysers USG Holdings Inc. (incorporated in the State of Delaware);
xv)	Western GeoPower, Inc. (incorporated in the State of California);
xvi)	USG Mayacamas Inc.. (incorporated in the State of Delaware));
xvii)	Mayacamas Energy LLC (organized in the State of California);
xviii)	Skyline Geothermal LLC (organized in the State of Delaware);
xix)	Skyline Geothermal Holding, Inc. (incorporated in the State of Delaware);
xx)	Earth Power Resources Inc. (incorporated in Delaware); and

xxi)	Idaho USG Holdings LLC (organized in the State of Delaware).

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2016 and December 31, 2015, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At September 30, 2016, the Company’s total cash balance, excluding money market funds, was $6,628,747 and bank deposits amounted to $6,932,724. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $5,649,178 was not covered by or was in excess of FDIC insurance guaranteed limits. At September 30, 2016, the Company’s money market funds invested, primarily, in government backed securities totaled $33,617,617 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at September 30, 2016.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Statement of Cash Flows
In August 2016, FASB issued Accounting Standards Update No. 2016-15 (“Update 2016-15”), Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. Update 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. It is likely that some of the provisions of this Update 2016-15 will apply to certain transactions our Company may engage in. Management is currently evaluating the possible impact this Update may have on the presentation of the Company’s consolidated statements of cash flows.

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, FASB issued Accounting Standards Update No. 2016-12 (“Updated 2016-12”), Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. Update 2016-12 provides additional clarification to the steps an entity should follow to achieve the core principle of Topic 606. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective from annual and interim reporting periods beginning after December 31, 2016. Management will continue to evaluate the possible impact that the guidance defined by these four Updates may have on future consolidated financial statements.

Stock Compensation
In March 2016, FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”), Compensation- Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Update 2016-09 provides guidance designed to simplify of the accounting treatment of certain matters surrounding share-based compensation. Update 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Changes related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. It is likely that some of the guidance in Update 2016-09, related to public entities, will apply to our Company. Management is currently evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“Update 2016-02”), Leases (Topic 842). Update 2016-02 recognizes lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. Under previous standards, assets and liabilities were only recognized for leases that met the definition of a capital lease. Our preliminary review indicates that certain of the Company’s lease contracts would be subject to the reporting requirements defined by Update 2016-02. The Update is effective for public companies with fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, the Company would be required to recognize and measure leases at the beginning of the earliest period being presented using a modified retrospective approach. Management is still evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND SECURITY BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2016	2015
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	198,672	2,259
Prudential Capital Group, Debt Service Reserves (USG Nevada LLC)	1,599,899	1,595,555
Bureau of Land Management, Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	402,292	2,118,193
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
Prudential Capital Group, Debt Service Reserves (Idaho USG Holdings LLC)	1,755,776	-
Prudential Capital Group, Revenue Reserves (Idaho USG Holdings LLC)	1,841,240	-
CAISO, Transmission Interconnection Escrow Deposits	1,894,571	-

	$8,672,450	$4,696,007

Long-term restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2016	2015
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves (USG Nevada LLC)	1,021,395	708,300
Prudential Capital Group, Well Reserves (USG Nevada LLC)	792,052	314,590
Prudential Capital Group, Maintenance Reserves (Idaho USG Holdings LLC)	1,807,890	-
Prudential Capital Group, Capital Expenditure Reserves (Raft River Energy I LLC)	3,796	-
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,413,771	2,542,058
U.S. Department of Energy, Short Term Well Field Reserves	4,508,314	4,507,110
U.S. Department of Energy, Long-Term Well Field Reserves	5,175,391	4,966,543
U.S. Department of Energy, Capital Expenditure Reserves	2,522,024	2,718,290

	$19,983,531	$17,495,789

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. Other future costs of environmental remediation cannot be reasonably estimated and have not been recorded. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance. During the first quarter of 2016, the Company entered into an interconnection agreement with CAISO that required escrow deposits of $1,000,069 for funding costs at our WGP Geysers Project. In May 2016, the Company’s wholly-owned subsidiary (Idaho USG Holdings LLC) entered in to a loan agreement with Prudential Capital Group. The terms of the loan agreement required the initial funding of three reserve accounts that totaled $6,454,205. The funding requirements of the new loan are based upon the operations and financial conditions of USG Oregon LLC and Raft River Energy I LLC. The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at September 30, 2016 and December 31, 2015.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the third quarter ended September 30, 2016, the Company capitalized costs that totaled $2,629,648 for well drilling costs and facility improvements at the Raft River, Idaho power plant (Raft River Energy I LLC). Costs of $841,409 were capitalized for a new production well at the Guatemala Project. Costs of $450,355 were capitalized for drilling and reservoir studies for the San Emidio Phase II Project. Reservoir studies, injection strategies and permitting costs were incurred at the WGP Geysers Project that totaled $215,737.

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

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	December 31,
	2016	2015
Land	$3,101,289	$3,074,052
Power production plant	159,876,162	159,800,893
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	67,446,167	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	3,808,979	3,668,984
	177,802,806	177,735,305

Less: accumulated depreciation	(35,629,145)	(31,021,494)
	142,173,661	146,713,811
Construction in progress	27,873,693	21,022,981

	$170,047,354	$167,736,792

Depreciation expense was charged to plant operations and general expenses for the following periods:

	September 30,
	2016	2015

Three months ended	$1,565,316	$1,562,860
Nine months ended	4,678,085	4,673,225

Changes in construction in progress are summarized as follows:

	For the Nine
	Months Ended	For the Year
	September 30,	Ended December
	2016	31, 2015
Beginning balances	$21,022,981	$15,652,722
Development/construction	6,850,712	5,370,259
Transfers into production	-	-
Ending balances	$27,873,693	$21,022,981

Construction in Progress, at cost, consisting of the following projects/assets by location are as follows:

	September 30,	December 31,
	2016	2015
Raft River, Idaho:
Unit I, well improvements	$3,813,689	$105,160
Unit I, plant improvements	124,264	-
Unit II, power plant, substation and transmission lines	805,758	750,493
Unit II, well construction	2,149,497	2,146,531
	6,893,208	3,002,184
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	426,941	426,942
Unit II, well construction	4,272,234	3,798,563
	4,699,175	4,225,505
Neal Hot Springs, Oregon:
Power plant and facilities	126,804	50,297
Well construction	368,124	314,360
	494,928	364,657

WGP Geysers, California:
Power plant and facilities	325,989	325,989
Well construction	8,594,000	7,690,748
	8,919,989	8,016,737
Crescent Valley, Nevada:
Well construction	1,419,155	1,228,888
El Ceibillo, Republic of Guatemala:
Well Construction	5,438,738	4,176,510
Plant and facilities	8,500	8,500
	5,447,238	4,185,010

	$27,873,693	$21,022,981

NOTE 5 – INCOME TAXES

The Company’s estimated effective income tax rate is as follows:

	For the Nine Months Ended
	September 30,
	2016	2015
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	3.5	3.7
Consolidated tax rate before non-controlling interest	37.5	37.7
Tax effect of non-controlling interests	(37.5)	(17.0)
Net effective tax rate	(0.0)%	20.7%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the nine months ended September 30, 2016, reflects a reported effective tax rate of (0.0)% which differs from the statutory federal income tax rate of 34% primarily due to the impact of the non-controlling interest and state income taxes.

NOTE 6 – NOTES PAYABLE

Prudential Capital Group – Idaho USG Holdings LLC
In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance the Company’s development activities. The original principal totaled $20 million and included the option to issue additional debt up to $50 million within the next two years. The original $20 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually at amounts based upon a 20-year amortization period and the scheduled remaining balance of $16,009,495 is due in full at the end of the 7 year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs (Oregon USG Holdings LLC and USG Oregon LLC) and the Raft River (Raft River Energy I LLC) projects. At September 30, 2016, the balance of the loan was $19,919,869 (current portion $618,640) and the net unamortized debt issuance costs associated with this loan totaled $772,197 ($821,070, less amortized costs of $48,873).

U.S. Department of Energy
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may e accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,499,259 on February 10, 2017 and continue through February 12, 2035. The loan balance at September 30, 2016 totaled $60,171,274 (current portion $2,998,518).

Loan advances/tranches and effective annual interest rates are detailed as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through September 30, 2016	(22,886,691)

Loan balance at September 30, 2016	$60,171,274

* - Individual tranches have been fully extinguished.

Prudential Capital Group – USG Nevada LLC
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At September 30, 2016, the balance of the loan was $29,353,782 (current portion $644,405).

Auto Loan
On July 28, 2016, the Company’s wholly owned subsidiary (U.S. Geothermal Services) purchased a truck with down payments that totaled $39,496 and a loan agreement with Chrysler Capital. The loan requires total monthly payments of $313, including interest at an average rate of 6.74% per annum until July 2018. The note is secured by the vehicle. At September 30, 2016, the loan balance totaled $6,468 (current portion $3,410).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Twelve Months Ended	Principal
September 30,	Payments
2017	$4,264,973
2018	3,914,832
2019	4,337,994
2020	4,553,344
2021	4,839,653
Thereafter	87,540,597

$109,451,393

NOTE 7 – COMMON STOCK

On January 25, 2016, the Company entered into a Purchase Agreement with Lincoln Park Capital (“LPC”). Under the Purchase Agreement, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period.

During the quarter ended September 30, 2016, the Company issued 338,492 shares of common stock as a result of employees exercising stock options priced between $0.31 and $0.74 per share.

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

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2016, the Company can issue stock option grants totaling up to 17,013,673 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2016 and changes for the nine months ended September 30, 2016:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2016	12,613,500	$0.57	$3,940,061
Forfeited/Expired	(2,330,000)	0.83
Exercised`	(1,909,750)	0.39
Granted	2,780,000	0.67

Balance outstanding, September 30, 2016	11,153,750	$0.56	$6,234,889

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option volatility within the Black-Scholes model. The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan. The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends on common stock in the near term.

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

As of September 30, 2016, there was $338,321 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

During the quarter ended September 30, 2016, 40,000 options priced between $0.48 and $0.74 with were forfeited due to termination of a contractor and an employee.

Stock Compensation Plan (Restricted Shares)

On April 12, 2016, the Company granted 269,507 shares of Company stock at a price of $0.71 to an employee of which 84,507 shares vest at grant date and the remaining 185,000 shares vest on April 12, 2017. On March 23, 2016, the Company granted 111,667 shares of Company stock at a price of $0.63 that fully vest on March 23, 2017 to its employees. On March 31, 2016, the Company granted 68,333 shares of Company stock at a price of $0.67 that fully vest on March 31, 2017 to its executive employees and directors. Through September 30, 2016, the total recognized fair value of these shares was $181,800. As of September 30, 2016, there was $125,683 of total unrecognized compensation cost related to non-vested restricted share grants.

Stock Purchase Warrants

At September 30, 2016, the outstanding broker warrants and share purchase warrants consisted of the following:

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet as at fair value on a recurring basis:

At September 30, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$33,617,618	$33,617,618	$-	$-

At December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,921,666	$27,921,666	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several lease agreements with terms expiring up to December 1, 2034 for geothermal properties.

The Company’s total lease costs are summarized as follows:

	For the Nine Months Ended,
	September 30,
	2016	2015

Minimum lease payments	$354,671	$215,212
Royalty based contingent lease payments	229,958	203,601
	$584,629	$418,813

The following is the total contracted lease operating obligations for the next five years:

Years Ending
December 31,	Amount

2016	$251,129
2017	994,906
2018	1,019,465
2019	914,152
2020	886,704
Thereafter	14,805,095

NOTE 11 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	September 30,	December 31,
	2016	2015

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$208,371	$213,882
Oregon USG Holdings LLC interest held by Enbridge Inc.	23,572,726	25,353,058
Raft River Energy I LLC interest held by Goldman Sachs	1,237,057	2,044,984
	$25,018,154	$27,611,924

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. Initially, the Company contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. From November 18, 2014 through December 31, 2015, the Company made additional contributions that totaled $496,000 to Gerlach that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 31.27%, and increased the Company’s interest to 68.73% as of December 31, 2015. During the nine months ended September 30, 2016, the Company made unmatched contributions of $15,000, which effectively increased the Company’s ownership interest to 68.93%.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the Nine months ended September 30, 2016 and the year ended December 31, 2015, distributions were made to the Company that totaled $3,643,517 and $5,193,883; respectively. During the nine months ended September 30, 2016 and the year ended December 31, 2015, distributions were made to Enbridge that totaled $4,071,478 and $3,462,588; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Goldman Sachs. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2015, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017. During the nine months ended September 30, 2016, RREI distributed funds to the Company and Goldman Sachs of $1,203,349 and $82,473; respectively. During the nine months ended September 30, 2016, the Company made contributions of $3,202,599 to RREI.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

NOTE 12 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated at $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At September 30, 2016, the Company has not considered it necessary to specifically fund these obligations. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. The obligation balances at September 30, 2016 and December 31, 2015 totaled $1,204,930. All of the obligations were considered to be long-term.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of September 30, 2016 and December 31, 2015, no retirement obligations have been recognized.

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

	Operating	Corporate &
	Plants	Development	Consolidated

Total Assets:
September 30, 2016	$183,488,046	$56,612,501	$240,099,547
December 31, 2015	186,989,224	41,227,903	228,217,127

For the Nine Months Ended September 30,
2016:
Operating Revenues	$20,900,850	$-	$20,900,850
Net Income (Loss)	5,917,713	(4,850,355)	1,067,358
2015:
Operating Revenues	21,264,888	-	21,264,888
Net Income (Loss)	5,833,528	(4,023,415)	1,810,113

For the Three Months Ended September 30,
2016:
Operating Revenues	$6,733,294	$-	$6,733,294
Net Income (Loss)	1,644,485	(1,376,255)	268,230
2015:
Operating Revenues	6,929,847	-	6,929,847
Net Income (Loss)	1,740,319	(1,145,240)	595,079

NOTE 14 – SUBSEQUENT EVENT

The Company has evaluated events and transactions that have occurred after the balance sheet date through November 9, 2016, which is considered to be the issuance date. The following event was identified for disclosure:

Share Consolidation (Reverse Stock Split)
On September 30, 2016, the Company’s stockholders granted authority to the Board of Directors to effect a share consolidation of the common stock at an exchange ratio of not less than 1-for-2 and not greater than 1-for-6. The Board of Directors has approved the 1-for-6 share consolidation to be effective upon the filing and effectiveness of a Certificate of Amendment to the Company’s Certificate of Incorporation after the market close on November 9, 2016. Upon effectiveness of the 1-for-6 share consolidation, each 6 shares of issued and outstanding common stock will be converted into one newly issued and outstanding share of common stock. Proportional adjustments will also be made to all shares of common stock issuable under the Company’s stock incentive plans and common stock purchase warrants. Share and share amounts included in the interim financial statements have not been restated to reflect the 1-for-6 share consolidation. The pro forma share and per share information as of and for the three and nine months periods ended September 30, 2016 and 2015, giving effect to the 1-for-6 share consolidation is presented as follows:

(Unaudited)

Basic net income (loss) per share attributable to U.S. Geothermal Inc.:
Three Months Ended September 30, 2016	$(0.01)
Three Months Ended September 30, 2015	0.02
Nine Months Ended September 30, 2016	(0.03)
Nine Months Ended September 30, 2015	0.04

Basic weighted average shares used in the calculation of net income (loss) per share:
Three Months Ended September 30, 2016	18,882,166
Three Months Ended September 30, 2015	17,860,722
Nine Months Ended September 30, 2016	18,577,269
Nine Months Ended September 30, 2015	17,817,111

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and notes thereto included in this quarterly report and our Annual Report for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

U.S. Geothermal Inc. (“the Company”) is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM”.

For the quarter ended September 30, 2016, the Company was focused on:

  operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
  conducting annual maintenance outages at all three projects;
  drilling and flow testing two wells at San Emidio II;
  permitting the deepening of three additional temperature gradient wells at San Emidio II;
  continuing to optimize and engineer the power plant/hybrid cooling design, working on obtaining the Conditional Use Permit, and pursuing PPA opportunities for the WGP Geysers project;
  flow testing a well at El Ceibillo;
  drilling a second leg on a production well at Raft River
  preparing for water well drilling at Neal Hot Springs; and
  evaluating potential new geothermal projects and acquisition opportunities.

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

Projects in Operation

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Neal Hot Springs	Oregon	JV(1)	22.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100%	10.0	Sierra Pacific	2038
Raft River (Unit I)	Idaho	JV(2)	13.0(3)	Idaho Power	2032

(1)	The Company’s equity interest in the project is 60% and Enbridge’s equity interest is 40%.
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

For the third quarter of 2016, generation was 29,758 megawatt-hours with an average of 13.5 net megawatts per hour of operation and plant availability was 99.5%. For the same period in 2015, the plant generated 33,497 megawatt-hours with an average of 15.4 net megawatts per hour and plant availability was 98.5%. Generation for the first three quarters of 2016 was 122,523 megawatt-hours (124,229 megawatt-hours for the first three quarters of 2015). The facility took a planned 21 hour outage during September to perform function testing of the substation protective relays and switches. Unit 3’s annual outage was also taken in September and was off line for 252 hours (10.5 days). The pump in production well NHS-8 was replaced during the outage.

Approval for the fresh water drilling program by our project lender (the U.S. Department of Energy) was received in mid-September. Drilling contracts are being executed and it is expected that drilling will commence in the 4th quarter 2016. An initial study of various hybrid cooling methods was completed by third party experts which confirms a strong economic return for hybrid cooling if enough water can be found.

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

For the third quarter of 2016, generation was 19,675 megawatt-hours with an average of 9.0 net megawatts per hour of operation and plant availability was 99.2%. For the same period in 2015, the plant generated 18,924 megawatt-hours with an average of 8.7 net megawatts per hour and plant availability was 98.9%. Generation for the first three quarters of 2016 was 54,247 megawatt-hours (59,170 megawatt-hours for the first three quarters of 2015).

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis from two units. The option for the second unit expired in December 2015. The PPA has a 25-year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The annual average price paid under the PPA for 2016 is $93.01 ($92.08 for 2015) per megawatt-hour.

Raft River, Idaho
Raft River Energy I (“RREI”) is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the third quarter of 2016, generation was 16,622 megawatt-hours with an average of 7.5 net megawatts per hour of operation and plant availability was 100%. For the same period in 2015, the plant generated 15,950 megawatt-hours with an average of 8.7 net megawatt hours and plant availability was 82.7%. Generation for the first three quarters of 2016 was 51,953 megawatt-hours (53,845 megawatt-hours for the first three quarters of 2015). On September 27, 2016 the pump in well RRG-1 failed and was replaced at the end of October 2016.

The lower year over year production is primarily due to the failure of production pump RRG-2 on February 9, 2016. The well remained out of service until the planned drilling of a second production leg began on June 13, 2016 and was completed on July 29, 2016 to a depth of 5,605 feet. Several small zones of permeability were encountered in the new production leg. After testing the well, a new pump was installed and the well resumed production on September 6, 2016. The well continues to heat up and is on track to reach its normal production temperature of 283°F before the end of November. To date, there has not been an increase in flow from the well.

A second option is also under consideration to increase fluid flow to the plant. Well RRG-5, an idle injection well with significant permeability, is being tested and evaluated for conversion to production A temperature survey has been completed and reservoir modeling is in progress to evaluate the impact of producing this well.

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

In addition to the price paid for energy by Idaho Power, RREI currently receives $4.75 per megawatt-hour under a separate contract for the sale of Renewable Energy Credits (“RECs”) to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 49% of the RECs produced will be owned by RREI and 51% will be owned by the Idaho Power Company. For the 49% of RECs owned by RREI, a 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract. The Company currently receives 95% of the REC income during the remaining term of the Holy Cross contract and will receive 95% of the REC income due to RREI during the term of the Clallam County contract.

Projects Under Development/Exploration

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
Raft River	Idaho	100%	3	1st Quarter 2017	4	IDPC
Neal Hot Springs	Oregon	60%	3	3rd Quarter 2017	10	IDPC
San Emidio Phase II	Nevada	100%	10	4th Quarter 2018*	60	TBD
WGP Geysers	California	100%	30	4th Quarter 2018*	150	TBD
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2019*	140	TBD
Crescent Valley Phase I	Nevada	100%	25	4th Quarter 2019*	130	TBD

* -	Commercial operation dates are projections only. Actual dates can only be provided after power purchase agreements have been obtained.

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.7%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Unit II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

*

Target development sizes are predevelopment estimates of resource potential of unproven resources. The estimates are based on our evaluation of available information regarding temperature, and where available, flow.

Property Details
	Property Size
	(square
Property	miles)	Temperature (ºF)	Depth (Ft)	Technology
Neal Hot Springs	9.6	286-311	2,500-3,000	Binary
San Emidio	27.9	289-324	1,500-3,000	Binary
Raft River	10.8	275-302	4,500-6,000	Binary
Gerlach	4.7	338-352	2,000-3,000	Binary
El Ceibillo	38.6	410-526	1,300-TBD	Steam/Flash
WGP Geysers	6.0	380-598	6,000-10,000	Steam
Crescent Valley	33.3	326-351	2,000-3,000	Binary
Lee Hot Springs	4.0	280-320	1,250-5,000	Binary
Ruby Hot Springs	3.3	315-340	1,670-4,500	Binary
Vale	0.6	290-300	2,450-5,000	Binary

WGP Geysers, California
The WGP Geysers project is located in the broader Geysers geothermal field located approximately 75 miles north of San Francisco, California. The broader Geysers geothermal field is the largest producing geothermal field in the world generating more than 850 megawatts of power for more than 30 years. Acquisition of the WGP Geysers Project from Ram Power was completed on April 22, 2014 for $6.4 million. We expect that approximately 75% of the development may be funded by non-recourse project debt, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal Investment Tax Credit, which when monetized can meet most of the equity financing requirements.

We received the signed Large Generator Interconnection Agreement for the project on March 6, 2016 with the California Independent System Operator and Pacific Gas & Electric (PG&E). This agreement allows the project to connect to the transmission grid and deliver up to 35 megawatts of energy. The Company has paid the total interconnection cost of $1.9 million for the grid operator’s portion of the work in the substation. An additional 1.7 mile long transmission line will be required to connect from the plant to the substation. PG&E will undertake engineering studies to determine the cost for the line.

Engineering optimization of the power plant design is continuing, with a focus on the new hybrid plant design that includes both water and air cooling, and in reducing construction costs. This design will dramatically increase the volume of water available for injection back into the reservoir. Traditional water cooled geothermal steam plants re-inject approximately 20 to 25% of the water that is extracted from the ground for power generation, while a hybrid design may re-inject 65% or more of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project. Approval of the new conditional use permit from Sonoma County is expected during the fourth quarter of 2016.

Based on flow test data generated from well flow testing performed in mid-2015, a third party expert reported in September 2015, that the four production wells already drilled are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These tests show the wells would initially produce a combined total of 458,000 pounds per hour. Using the average steam production rate from these wells and an assumed interference factor of 30%, the third party expert estimates that an additional two to three production wells would be needed to support the long term operation of a 28.8 MW (net) plant.

Two methods were used to estimate the long-term capacity of the WGP project, and both support a high probability that a 28.8 MW (net) plant can be operated for 25 years, given the modern plant design and the available productive area. The first method is an established natural gas reservoir engineering calculation that is routinely used at The Geysers, which estimated that the reservoir could support the 28.8 MW (net) plant for up to 54 years using hybrid cooling as the basis. The second method is an empirical approach based on a third party expert’s extensive experience at The Geysers, and uses the estimated steam production capacity per acre within the productive area of the geothermal leasehold. On this basis, the productive acreage within the WGP leasehold has steam reserves sufficient to supply up to 44 MW (net) with a conventional injection level of 25%, and potentially more at the higher injection levels associated with the planned hybrid cooling system.

Discussions with numerous potential off-takers for the power from our power plant continue, with interest expressed by a number of them for base load, renewable power to replace fossil fuel based power generation that is being phased out of their portfolios. We responded to one Request For Proposal (RFP) early in the year, but were not selected. RFPs from other potential off-takers are anticipated in the fourth quarter of 2016.

El Ceibillo, Republic of Guatemala
A geothermal energy rights concession, located 14 kilometers southwest of Guatemala City, was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession has a five year term for the development and construction of a power plant. There are 24,710 acres (100 square kilometers) in the concession, which is at the center of the Aqua and Pacaya twin volcano complex.

Production well EC-5 was completed to a depth of 1,450 feet (442 meters) on August 20th and intersected a high permeability zone at 1,299 feet (396 meters). EC-5 underwent a series of flow tests, with field wide monitoring, beginning on September 5th and ran until September 13th. Data was collected from three monitoring wells during the test (EC-2A, EC-3, and EC-4) to provide pressure data for the reservoir model. Flow test data was transmitted to our consulting reservoir engineer who is constructing a reservoir model and developing a first estimate of power generation potential for the shallow El Ceibillo reservoir. Fluid samples taken at the end of the flow test indicate a potential reservoir temperature of 450 to 523°F (232 to 273°C).

Planning is underway for a deep slim hole to test the producing structure down dip from well EC-5 to a projected depth of 1,970 to 2,300 feet (600-800 meters). A deeper intersection in the reservoir could increase the production temperature of the reservoir and change the design of the power plant. Well EC-1, which was drilled in 2013 to a depth of 5,650 feet (1,722 meters) found a measured bottom-hole temperature of 526°F (274°C), but no permeability. The comparative geology from EC-5 and EC-1 suggests a fault or other structure may be located in the area between the two wells.

With the concession agreement modified in 2015 to reflect the updated development schedule, discussions are being reestablished with potential buyers for the output from the plant. Additionally, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERG¥A ELÉCTRICA–“CNEE”), has announced that it is preparing to issue an RFP for renewable energy later this year. CNEE has retained a large U.S. based consulting firm, to prepare the RFP.

San Emidio Phase II, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by non-recourse project debt, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal Investment Tax Credit, which when monetized, can meet most of the equity financing requirements.

In July 2016, two of the most prospective wells were deepened and both intersected high permeability with high temperatures. Well 17-21 intersected the geothermal resource at 1,766 feet deep and well 25-21 intersected geothermal resource at 2,206 feet deep. During September and early October 2016, both wells were flow tested individually for three days. Well 17-21 produced a stabilized, artesian flow of 452 gpm at a flowing temperature of 323°F. Well 25-21 produced a stabilized, artesian flow of 467 gpm at a flowing temperature of 324°F. These temperatures are 44 degrees higher than the currently producing San Emidio Phase I wellfield. During the tests, pressure monitoring between the two wells and across the currently producing wellfield, showed very low pressure response, which indicates that production from the Southwest Zone would not adversely impact the existing facility.

These two new wells are approximately 1,700 feet apart along the new structural trend identified in the Southwest Zone, which is still open for expansion. Temperature gradient well data and seismic information indicate a potential strike length for the Southwest Zone of up to 2,700 feet. This compares to a strike length for the primary producing wellfield at San Emidio Phase I of 800 feet, suggesting a much larger resource in this Southwest Zone.

Permits to deepen the remaining three temperature gradient wells were submitted to the Bureau of Land Management on August 30, 2016. Once the permits are received, these three wells will be deepened to the targeted depth to further explore the Southwest Zone. If successful, it will extend the length of the productive reservoir by 1,000 feet.

In July 2016, the Company was awarded a $1.5 million Department of Energy cost share grant under the “Development of Technologies for Sensing, Analyzing, and Utilizing Novel Subsurface Signals in Support of the Subsurface Technology and Engineering (“SubTER”) Crosscut Initiative”. The program approved under the grant includes using new subsurface technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. If the subsurface testing is successful, a second phase to confirm its findings with drilling will be undertaken. The total program cost is $1.9 million with the Company providing $400,000 in cost share.

The final stage study of the interconnection process, the Facilities Study, was started by NV Energy in February 2016, and was completed during the second quarter of 2016. A draft interconnection agreement was received on June 30, 2016 and is expected to be executed during the fourth quarter of 2016. We currently have 16 megawatts of transmission capacity and are asking for an additional 3.9 megawatts to cover the Phase II plant requirements for transmission.

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

Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, the injection of cold power plant discharge fluid was started and has continued through the second quarter. The lower temperature fluid causes thermal fracturing within the higher temperature host rock of the reservoir. At the current plant generation level, the flow into the well has continued to increase and is now approximately 1,060 gpm.

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

This project is expected to benefit from the Department of Energy cost share grant awarded in July 2016. The details of this award are discussed in the San Emidio Phase II project discussion above.

Operating Results

For the nine months ended September 30, 2016, the Company reported net loss attributable to the Company of $492,823 which represented a decrease of $1,274,002 (163.1% decrease) from net income attributable to the Company of $781,179 reported in the same period ended 2015. For the three months ended September 30, 2016, the Company reported net loss attributable to the Company of $150,498 ($0.00 income per share) which represented a decrease of $431,362 (153.6% decrease) from net income attributable to the Company of $280,864 ($0.00 income per share) reported in the same period ended 2015. Both favorable and unfavorable variances were reported in areas related to the operations of the Company’s three power plants. A notable favorable variance was reported for income tax expense. Notable unfavorable variances were noted for corporate administrative, professional and management fees, and travel and promotional costs.

Plant Operations

A summary of energy sales by plant location is as follows:

	For the Nine Months Ended September 30,
	2016		2015
	$	%	$	%
Neal Hot Springs, Oregon	12,462,398	60.4	12,400,157	59.1
San Emidio, Nevada	5,045,512	24.4	5,448,729	25.9
Raft River, Idaho	3,147,199	15.2	3,160,292	15.0
	20,655,109	100.0	21,009,178	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended September 30,
	2016		2015
	$	%	$	%
Neal Hot Springs, Oregon	3,651,073	54.9	4,004,716	58.5
San Emidio, Nevada	1,829,996	27.5	1,742,750	25.4
Raft River, Idaho	1,173,294	17.6	1,106,643	16.1
	6,654,363	100.0	6,854,109	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2015	2016	2016	2016
Neal Hot Springs, Oregon	33,498	52,642	53,671	39,094	29,758
San Emidio, Nevada	18,924	20,369	20,433	14,139	19,675
Raft River, Idaho	15,950	21,751	19,684	15,647	16,622
	68,372	94,762	93,788	68,880	66,055

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the three months ended September 30, 2016, the Neal Hot Springs plant reported subsidiary net income of $1,279,527 which was a decrease of $371,502 (22.5% decrease) from subsidiary net income of $1,651,029 reported in the same period ended 2015. For the nine months ended September 30, 2016, the Neal Hot Springs plant reported subsidiary net income of $5,749,973 which was an increase of $60,752 (1.1% increase) from subsidiary net income of $5,689,221 reported in the same period ended 2015.

Energy sales for the three months ended September 30, 2016, decreased 8.8% (0.5% increase for the nine months ended September 30, 2016) from the same periods ended 2015. During the current three months, the plant produced 29,758 megawatt hours (122,523 megawatt hours in the current nine months), which was a 11.2% decrease (1.4% decrease for the current nine months) from the same periods ended 2015. In the current quarter, Unit III lost 252 hours needed for the annual planned maintenance and to replace the refrigerant pump. Due to the pumps issues, the annual maintenance outage that is normally conducted in the 2nd quarter was performed in the current quarter.

Plant operating costs, excluding depreciation, increased $54,318 for the nine months ended September 30, 2016 ($38,728 increase for the three months ended September 30, 2016) from the same periods ended 2015. Increases in field maintenance expenses were partially offset by decreases in chemical and lubricant costs. For the three months ended September 30, 2016, the Neal Hot Springs plant reported a $143,358 increase (58.4% increase) in total field maintenance expense from the same period ended 2015. During the current quarter, the Company incurred costs that exceeded $233,000 for production pump repairs. In the quarter ended September 30, 2015, the Company purchased $91,505 in replacement refrigerant.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Nine Months Ended September 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	12,462,399	100.0	12,400,157	100.0	62,242	0.5

Plant expenses:
General operations	3,054,995	24.5	3,000,677	24.2	(54,318)	(1.8)
Depreciation and amortization	2,458,672	19.7	2,458,942	19.8	270	0.0
	5,513,667	44.2	5,459,619	44.0	(54,048)	(1.0)

Gross Profit	6,948,732	55.8	6,940,538	56.0	8,194	0.1

Other income (expense):
Interest expense	(1,204,256)	(9.7)	(1,258,480)	(10.1)	54,224	4.3
Other and interest income	5,497	0.0	7,163	0.0	(1,666)	(23.3)
	(1,198,759)	(9.7)	(1,251,317)	(10.1)	52,558	4.2

Subsidiary Net Income	5,749,973	46.1	5,689,221	45.9	60,752	1.1

% -	represents the percentage of total plant operating revenues.
%* -	represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended September 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,651,073	100.0	4,004,715	100.0	(353,642)	(8.8)

Plant expenses:
General operations	1,154,026	31.6	1,115,298	27.8	(38,728)	(3.5)
Depreciation and amortization	820,546	22.5	819,450	20.5	(1,096)	(0.1)
	1,974,572	54.1	1,934,748	48.3	(39,824)	(2.1)

Gross Profit	1,676,501	45.9	2,069,967	51.7	(393,466)	(19.0)

Other income (expense):
Interest expense	(398,569)	(10.9)	(421,050)	(10.5)	22,481	5.3
Other and interest income	1,595	0.0	2,112	0.0	(517)	(24.5)
	(396,974)	(10.9)	(418,938)	(10.5)	21,694	5.2

Subsidiary Net Income	1,279,527	35.0	1,651,029	41.2	(371,502)	(22.5)

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2014	54,472	6,377,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,365,129	100.0	3,226,740	818,062
June 30, 2016	39,094	3,445,321	88.2	1,243,706	820,063
September 30, 2016	29,758	3,651,073	122.4	1,279,527	820,546

* -	The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the nine months ended September 30, 2016, the San Emidio plant reported subsidiary net income of $667,192 which was a decrease of $539,552 (44.7% decrease) from $1,206,744 subsidiary net income reported in the same period ended 2015. For the three months ended September 30, 2016, the San Emidio plant reported subsidiary net income of $384,018 which was a decrease of $2,015 (0.5% decrease) from $386,033 subsidiary net income reported in the same period ended 2015.

Energy sales for the nine months ended September 30, 2016, decreased 7.4% (5.0% increase for the three months ended September 30, 2016) from the same periods ended 2015. During the current nine months, the plant produced 54,247 megawatt hours (19,675 megawatt hours in the current three months), which was a 8.32% decrease (3.97% increase for the current three months) from the same periods ended 2015. The production variances were primarily due to the outages needed to replace a refrigerant pump. In the second quarter, the plant lost 304 production hours caused by the failure of a vaporizer bypass valve and refrigerant pump. Efficiencies gained by the new refrigerant pump have increased production that was realized in the current third quarter.

Plant operating costs, excluding depreciation, increased $95,106 for the nine months ended September 30, 2016 ($13,730 increase for the three months ended September 30, 2016), which was a 5.2% increase (2.2% increase for the three months ended September 30, 2016) from the same periods ended 2015. Increases in field maintenance and taxes were partially offset by decreases in corporate and administrative costs. In the current quarter, refrigerant pump and related repair costs were incurred that exceeded $66,400. Also, the Company incurred costs of $19,825 for generator compliance testing costs required by the Western Electric Coordination Council.

For the current nine months, taxes, licenses and permit costs increased $94,896 ($9,159 increase for the current three months), which was a 347.8% increase (319.7% increase for the current three months) from the same periods ended in 2015. The mineral proceeds tax for the State of Nevada were significantly lower in 2015 due to an overpayment in 2014 and lower budgeted allowable expenses for 2015. In the second quarter 2016 an additional minerals proceeds tax assessment was made for $30,425 after an examination by the State of Nevada.

Corporate and administrative costs decreased primarily due to reduction in management fees. Effective November 2015, the Company discontinued the management fees that it charged to the plant. Management fees of $206,398 were charged to the plant for the nine months ended September 30, 2015.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Nine Months Ended September 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	5,045,512	100.0	5,448,729	100.0	(403,217)	(7.4)

Plant expenses:
Operations	1,923,382	38.1	1,828,276	33.6	(95,106)	(5.2)
Depreciation and amortization	959,448	19.0	947,132	17.3	(12,316)	(1.3)
	2,882,830	57.1	2,775,408	50.9	(107,422)	(3.9)

Gross Profit	2,162,682	42.9	2,673,321	49.1	(510,639)	(19.1)

Other income (expense):
Interest expense	(1,504,587)	(29.9)	(1,527,335)	(28.0)	22,748	1.5
Other income	9,097	0.2	60,758	1.0	(51,661)	(85.0)
	(1,495,490)	(29.7)	(1,466,577)	(27.0)	(28,913)	2.0

Subsidiary Net Income	667,192	13.2	1,206,744	22.1	(539,552)	(44.7)

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended September 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,829,996	100.0	1,742,750	100.0	87,246	5.0

Plant expenses:
Operations	630,261	34.4	616,531	35.3	(13,730)	(2.2)
Depreciation and amortization	321,479	17.6	314,940	18.1	(6,539)	(2.1)
	951,740	52.0	931,471	53.4	(20,269)	(2.2)

Gross Profit	878,256	48.0	811,279	46.6	66,977	8.3

Other income (expense):
Interest expense	(498,094)	(27.2)	(484,849)	(27.8)	(13,245)	(2.7)
Other income	3,856	0.2	59,603	3.4	(55,747)	(93.5)
	(494,238)	(27.0)	(425,246)	(24.4)	(68,992)	(16.2)

Subsidiary Net Income	384,018	(21.0)	386,033	22.2	(2,015)	(0.5)

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214
June 30, 2016	14,139	1,315,049	93.0	(142,273)	319,756
September 30, 2016	19,675	1,829,996	93.0	384,018	321,479

* -	The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

For the nine months ended September 30, 2016, the Raft River plant reported subsidiary net loss of $499,452 which was a favorable decrease of $562,985 (53.0% loss decrease) from $1,026,437 subsidiary net loss reported in the same period ended 2015. For the three months ended September 30, 2016, the Raft River plant reported subsidiary net loss of $19,060 which was a favorable decrease of $277,683 (93.6% loss decrease) from $296,743 subsidiary net loss reported in the same period ended 2015.

Energy sales, for the nine months ended September 30, 2016 decreased 0.7% (6.0% increase for the three months) from the same period ended 2015. During the nine months ended September 30, 2016, the plant produced 51,953 megawatts (16,622 megawatts for the three months ended September 30, 2016), which was a 3.5% decrease (4.2% increase for the three months ended September 30, 2016) from the same periods ended 2015. Unplanned production losses were experienced in March 2016 and August 2015. In March 2016, the plant lost one of its production wells partially due to the drilling of the new leg on a production well. In June and August 2015, the plant lost 371 hours during two unplanned outages needed for turbine repairs.

Plant operating costs, excluding depreciation, decreased $716,242 for the nine months ended September 30, 2016 ($322,088 decrease for the three months ended September 30, 2016), which was a 22.7% decrease (31.5% decrease for the three months ended September 30, 2016) from the same periods ended 2015. The decrease in plant operating costs for the nine month period were primarily due to the turbine repair costs incurred in the second and third quarters prior year. For the nine months ended September 30, 2015, the turbine repairs exceeded $361,500 ($194,000 for the three months ended September 30, 2015).

The summarized statements of operations for RREI are as follows:

	Nine Months Ended September 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,147,199	92.8	3,160,292	92.5	(13,093)	(0.4)
Energy credit sales	245,741	7.2	255,710	7.5	(9,969)	(3.9)
	3,392,940	100.0	3,416,002	100.0	(23,062)	(0.7)

Plant expenses:
General operations	2,433,897	71.7	3,150,139	92.2	716,242	22.7
Depreciation and amortization	1,334,072	39.3	1,314,146	38.5	(19,926)	(1.5)
	3,767,969	111.0	4,464,285	130.7	696,316	15.6

Gross Profit (Loss)	(375,029)	(11.0)	(1,048,283)	(30.7)	673,254	64.2

Other income (expense)	(124,423)	(3.7)	(14,154)	(0.4)	(110,269)	(779.1)

Subsidiary Net Loss	(499,452)	(14.7)	(1,062,437)	(31.1)	562,985	53.0

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

	Three Months Ended September 30,
	2016		2015		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,173,294	93.7	1,106,643	93.6	66,651	6.0
Energy credit sales	78,931	6.3	75,739	6.4	3,192	4.2
	1,252,225	100.0	1,182,382	100.0	69,843	5.9

Plant expenses:
General operations	701,501	56.0	1,023,589	86.6	322,088	31.5
Depreciation and amortization	444,878	35.5	443,233	37.5	(1,645)	(0.4)
	1,146,379	91.5	1,466,822	124.1	320,443	21.8

Gross Profit (Loss)	105,846	8.5	(284,440)	(24.1)	390,286	137.2

Other income (expense)	(124,906)	(10.0)	(12,303)	(1.0)	(112,603)	#

Subsidiary Net Loss	(19,060)	(1.5)	(296,743)	(25.1)	277,683	93.6

% -	represents the percentage of total plant operating revenues.
%* -

represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

# -	variance percentage was an extremely large amount.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2014	20,614	1,425,811	69.9	203,414	431,214
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587
June 30, 2016	15,647	829,554	52.1	(321,895)	444,608
September 30, 2016	16,622	1,173,294	71.5	(288,634)	444,878

* -	Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Corporate Administration
For the nine months ended September 30, 2016, the Company reported $1,060,217 in corporate and administrative which was an increase of $173,732 (19.6% increase) from $886,485 reported in the same period ended 2015. For the three months ended September 30, 2016, the Company reported $406,513 in professional and management fees which was an increase of $143,212 (54.4% increase) from $263,301 reported in the same period ended 2015. In the current quarter, filing fees increased $83,325 (217.5 % increase) from the same period ended 2015. This was primarily due to the fees related to the share consolidation process scheduled to occur in the fourth quarter 2016. For the nine months ended September 30, 2016, rental expenses increased $129,183 ($49,928 increase for the three months ended September 30, 2016) from the same periods ended 2015. For the current nine months, additional rental/storage costs of $129,948 ($50,693 in current quarter 2016) were primarily incurred for storage of power plant components acquired in the fourth quarter 2015.

Professional and Management Fees
For the nine months ended September 30, 2016, the Company reported $1,380,649 in professional and management fees which was an increase of $561,952 (68.6% increase) from $818,697 reported in the same period ended 2015. For the three months ended September 30, 2016, the Company reported $168,489 in professional and management fees which was a decrease of $16,516 (8.9% decrease) from $185,005 reported in the same period ended 2015. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the first quarter 2016, the consultant’s fees associated with this examination totaled approximately $544,000. The Company incurred fees of $100,000 for services provided by a new financial advisor hired during the first quarter 2016. For the quarter ended September 30, 2015, the Company incurred consulting costs that totaled $33,733 and association dues of $12,000.

Travel and Promotion
For the nine months ended September 30, 2016, the Company reported $330,487 in travel and promotion costs which was an increase of $181,621 (122.0% increase) from $148,866 reported in the same period ended 2015. For the three months ended September 30, 2016, the Company reported $66,590 in travel and promotional costs which was a decrease of $7,768 (10.4% decrease) from $74,358 reported in the same period ended 2015. During first quarter 2016, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value and to attend investment conferences. During second quarter 2016, the Company implemented a new marketing program that included radio spots and regular news article coverage. The costs of the marketing program for the second quarter totaled $117,650. The Company also continued its contract with an outside investor relations firm since the start of the year for $6,000 per month, but concluded that contract in June 2016. For the quarter ended September 30, 2015, the Company incurred travel costs of $12,877 for a conference and evaluating a potential acquisition.

Net Income Tax Expense
For the nine months ended September 30, 2016, the Company reported $297,000 in income tax benefit which was a favorable decrease of $770,000 (162.8% decrease) from $473,000 income tax expense reported in the same period ended 2015. For the three months ended September 30, 2016, the Company reported net income tax benefit of $91,000, which was a favorable decrease of $261,000 (153.3% decrease) from the income tax expense of $170,000 reported in the same period ended 2015. The variance was a function of lower income attributed to the Company primarily due to higher professional fees, corporate administrative costs, and travel and promotion costs noted above.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the nine months ended September 30, 2016, the Company reported $1,560,181 in net income attributable to non-controlling interests, which was an increase of $531,247 (51.6% increase) from $1,028,934 net income reported in the same period ended 2015. For the three months ended September 30, 2016, the Company reported $418,728 in net income attributable to non-controlling interests, which was an increase of $104,513 (33.3% increase) from $314,215 net income reported in the same period ended 2015. The primary component of the variances were the operating results of Raft River Energy I LLC (“RREI”) which reported a subsidiary net loss for the nine and three months ended September 30, 2016 of $499,452 and $19,060; respectively. The losses decreased for the nine months and three months ended September 30, 2016 by $562,985 (53.0% loss decrease) and $277,683 (93.6% loss decrease); respectively. RREI’s profits and losses are allocated based upon the terms of the partnership agreement. The primary conditions for the decreases in RREI’s losses were discussed above.

The net income (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Nine Months Ended
	September 30,
Subsidiaries and Non-Controlling	2016	2015	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	2,291,146	2,272,489	18,657	0.8
Raft River Energy I LLC interest held by Goldman Sachs	(725,454)	(1,228,253)	502,799	40.9
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(5,511)	(15,302)	9,791	64.0
	1,560,181	1,028,934	531,247	51.6

% - represents the percentage of change from 2015 to 2016.
# - Variance percentage was extremely high or undefined.

	For the Three Months Ended
	September 30,
Subsidiaries and Non-Controlling	2016	2015	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	511,811	660,412	(148,601)	(22.5)
Raft River Energy I LLC interest held by Goldman Sachs	(93,064)	(346,035)	252,971	73.1
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(19)	(162)	143	88.3
	418,728	314,215	104,513	33.3

% - represents the percentage of change from 2015 to 2016.
# - Variance percentage was extremely high or undefined.

Non-Controlling Interestsx
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the nine months ended September 30, 2016:

					Exploration
	Neal Hot				Activities and		Consolid-
Statement of	Springs		San Emidio	Raft River	Corporate		ated
Operations Element	$		$	$	$		$

Gross Profit (Loss)	6,948,732		2,162,682	(375,030)	519,171		9,255,555
Expenses/(Income)	1,220,867		1,495,490	124,422	5,643,418	(4)	8,484,197
Net Income(Loss) before tax expense	5,727,865		667,192	(499,452)	(5,124,247)		771,358
Income taxes – USG Portion	(1,289,000)		(250,000)	(85,000)	1,920,000		296,000
Non-controlling interests	(2,291,146	) (1)	-	725,455 (2)	5,510	(3)	(1,560,181)
Net income (loss) attributable to U.S. Geothermal	2,147,719		417,192	141,003	(3,198,737)		(492,823)

(1)	The non-controlling interest for Neal Hot Springs represent a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interest for Raft River represents 5% of REC income and cash flows, and 99% of all remaining profits and losses allocated to the Goldman Sachs Group.
(3)	The non-controlling interest for our exploration activities represents an approximately 33% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the nine months ended September 30, 2016 included:

•	Employee compensation	$ 2,381,550
•	Corporate administration	1,060,217
•	Professional fees	1,380,649

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Off Balance Sheet Arrangements

As of September 30, 2016, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

During the quarter ended September 30, 2016, the operating projects of U.S. Geothermal continued to generate significant available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $185,906 during the quarter. We believe our cash and liquid investments at September 31, 2016 are adequate to fund our general operating activities through December 31, 2017.

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

On January 25, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital (“LPC”) facility. The Company’s first Purchase Agreement with LPC, was entered into on May 21, 2012 and expired in 2015. Under the new Purchase Agreement, at the company’s sole discretion, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period subject to the conditions in the Purchase Agreement. The agreement provides for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments will be used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes. During the quarter ended March 31, 2016 an additional $571,650 was raised under the At the Market (“ATM”) subsequent to the initial sale. No additional funds were raised over the last two quarters.

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

There has been no change to our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 9, 2016	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: November 9, 2016
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