Form 10-K
period 2016-12-31
US GEOTHERMAL INC
filed 2017-03-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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
[   ] Yes      [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the end of the registrant’s most recent second quarter based upon the closing sale price of the registrant’s common stock as reported by the NYSE MKT LLC on June 30, 2016, was $92,730,531

The number of shares outstanding of the registrant’s common stock as of March 6, 2017 was 19,017,157.

DOCUMENTS INCORPORATED BY REFERENCE

None

U.S. Geothermal Inc. and Subsidiaries
Form 10-K
INDEX
For the Year Ended December 31, 2016

U.S. Geothermal Inc. and Subsidiaries
Form 10-K
INDEX
For the Year Ended December 31, 2016

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

Development of Business

U.S. Geothermal Inc. was originally incorporated on March 10, 2000 in the State of Delaware. The Company constructs, manages and operates power plants that utilize geothermal resources to produce electricity. The Company’s operations have been, primarily, focused in the Western United States.

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

Plan of Operations

Our business strategy is to identify, evaluate, acquire, develop, and operate geothermal assets and resources economically, safely and efficiently. Our management evaluates our operating projects based on revenues and expenses, and our projects under development, based on costs attributable to each project. We examine different factors when assessing projects at different stages of development or potential acquisitions, such as the internal rate of return of the investment, technical and geological matters and other relevant business considerations.

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

  Utilize Production Tax Credits, Investment Tax Credits and Other Incentives – Although geothermal power production can be cost competitive with fossil fuel power generating facilities on a life cycle cost basis, government incentives such as production tax credits (“PTC”) and Investment Tax Credits (“ITC”) available to geothermal power producers help offset the high upfront project capital cost by enhancing the project economics and attracting capital investment. For the Raft River Unit I project, we partnered with Goldman Sachs as a tax equity partner to fully utilize production tax credits available to the project. Our strategy is to structure project ownership to optimize project economics. Under current legislation, a company may elect to take 30% ITC for certain qualified investments (or the PTC) provided construction of the project was started prior to the end of 2016. We believe that the second phase of our San Emidio project, our WGP Geysers project, and our Crescent Valley project each qualify for this credit.

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

During the year ended December 31, 2016, the Company was focused on these specific items:

  operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
  conducting annual maintenance outages at all three projects;
  drilling and flow testing two wells at San Emidio II;
  permitting the deepening of three additional temperature gradient wells at San Emidio II;
  continuing to optimize and engineer the power plant/hybrid cooling design, obtaining the Conditional Use Permit, and pursuing PPA opportunities for the WGP Geysers project;
  drilling and flow testing a well at El Ceibillo;
  drilling a second leg on a production well at Raft River
  preparing for and drilling a water well at Neal Hot Springs; and
  evaluating potential new geothermal projects and acquisition opportunities.

Project Overview

The following are lists of projects that are in operation and projects that are under development or under exploration. Projects in operation currently have producing geothermal power plants. Projects under development have a geothermal resource discovery and have wells in place, but require the drilling of additional production and injection wells in order to supply enough geothermal fluid sufficient to operate a commercial power plant. Projects under exploration may have a discovery well or do not have a geothermal resource discovery occurrence yet, but have significant thermal and other physical evidence that warrants the expenditure of capital in search of the discovery of a geothermal resource. Due to inflation and marketplace increases in the costs of labor and construction materials, estimates provided for project development costs could understate actual costs.

Projects in Operation

Although other factors may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the factors discussed below. A summary of the Company’s operations is as follows:

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Neal Hot Springs	Oregon	JV(1)	22.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100%	10.0	Sierra Pacific	2038
Raft River (Unit I)	Idaho	JV(2)	13.0(3)	Idaho Power	2032

(1)	The Company’s equity interest in the project is 60% and Enbridge’s equity interest is 40%.
(2)	The Company’s membership interest in the project to 95%. Goldman Sachs Group retains a 5% membership interest, and is the tax equity partner.
(3)	The annual average net output design for the plant is 13 megawatts. The output of the Raft River Unit I plant currently is approximately 9.4 megawatts annual average.

Neal Hot Springs, Oregon
Neal Hot Springs is located in Eastern Oregon near the town of Vale, the county seat of Malheur County. The Neal Hot Springs facility achieved commercial operation on November 16, 2012, and is designed as a 22 megawatt net annual average power plant. The facility consists of three separate 12.2 megawatt (gross) modules, with each module having a design output of 7.33 megawatts (net) annual average, based on a specific flowrate and temperature of the geothermal brine.

For the fourth quarter of 2016, generation was 57,036 megawatt-hours with an average of 26.3 net megawatts per hour of operation and plant availability was 98.2% . For the same period in 2015, the plant generated 52,641 megawatt-hours with an average of 24.1 net megawatts per hour and plant availability was 97.6% . The total annual generation for 2016 was 179,559 megawatt-hours compared to 176,871 megawatt-hours for 2015.

All three high pressure refrigerant pumps were replaced by the manufacturer under warranty and 70% of the Air Cooled Condenser (ACC) fan motors were rebuilt under the terms of the ESA settlement agreement during the year. The remainder of the ACC motors are scheduled to be rebuilt by the end of the second quarter 2017. The Unit 3 annual maintenance outage was taken in September. Scale was cleaned out of the vaporizers, and the pump in production well NHS-8 was replaced due to declining output. With the replacement of the pump in NHS-8, brine flow was increased through the plant by 7% resulting in an increase in generation.

A third water supply well for the project was drilled in December, but due to extreme winter weather, has not been completed and tested to date. Productive water zones were intersected in the well, but a liner must be installed before the well can be flow tested. A fourth site has been selected and will be drilled once weather allows. The project currently has one well available from drilling in 2015 that can supply approximately 170 gallons per minute. The minimum amount of water needed for a hybrid cooling system is approximately 200-300 gallons per minute for each unit.

Subsequent to the end of the year, on January 5, 2017 the facility tripped off line during extreme cold weather conditions and Unit 1 suffered frozen tubes in the vaporizers. The failed and damaged tubes were plugged, and the unit was restarted on February 12, 2017. Insurance coverage is in place to cover equipment repairs with a deductible level of $50,000. Lost generation is also covered by insurance once the unit was out of service for over 30 days.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25-year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2016 was $109.27 per megawatt-hour and for 2017 the price has increased to $111.83 per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the fourth quarter of 2016, generation was 20,803 megawatt-hours with an average of 9.6 net megawatts per hour of operation and plant availability was 98.2% . For the same period in 2015, the plant generated 20,369 megawatt-hours with an average of 9.4 net megawatts per hour and plant availability was 98.2% . The total annual generation for 2016 was 75,049 megawatt-hours compared to 79,539 megawatt-hours for 2015.

The high pressure refrigerant pump, which had been replaced under warranty during the scheduled spring maintenance outage experienced high vibrations shorty after starting. The plant was able to operate at a reduced generation level for 19 days and required a second outage to replace the faulty pump. The plant went back on line July 1st and has run without incident since.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis from two units. The option for the second unit expired in December 2015. The PPA has a 25-year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The annual average price paid under the PPA for 2016 was $93.01 per megawatt-hour and for 2017 the price has increased to $93.94.

Raft River, Idaho
Raft River Unit I is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the fourth quarter of 2016, generation was 20,039 megawatt-hours with an average of 9.1 net megawatts per hour of operation and plant availability was 100%. For the same period in 2015, the plant generated 21,755 megawatt-hours with an average of 9.8 net megawatt hours and plant availability was 99.9% . Total annual generation for 2016 was 71,991 megawatt-hours compared to 75,599 megawatt-hours for 2015.

The lower year over year production is primarily due to the breakdown of the production pump in well RRG-2 on February 9, 2016 and the extended length of time the well was kept out of service to allow the planned drilling of a second production leg. Due to a delay in financing, drilling of the second leg began on June 13th and was completed on July 29th to a depth of 5,605 feet. Several small zones of permeability were encountered in the new production leg. After testing the well, a new pump was installed and the well resumed production in early September. The well temperature has plateaued at approximately 277°F, down from the original production temperature of 283°F, and the well is now producing approximately 180 gallons per minute less flow than before drilling. It is believed that during drilling operations, the original production leg of the well was damaged by scale formation, which blinded off its producing fractures. Current production is believed to be coming mostly from the newly drilled production leg. Operations to recover the damaged production leg with an industry standard chemical treatment will be considered in the future. Additionally, on September 27, 2016 the pump in well RRG-1 suffered a sheared coupling and was back on line in early November.

Additional production is now planned from well RRG-5, an idle well with significant permeability that has been used for injection in the past. Flow testing and reservoir modeling was performed during the 4th quarter of 2016 to evaluate the well for conversion to production. Flow test results showed an initial flowing temperature of over 249°F, which is expected to increase to approximately 265°F once under production. Reservoir modeling shows that RRG-5 is capable of producing up to 1,000 gpm, yielding approximately 1.5 to 2 additional net megawatts of generation from the plant. A production pump has been ordered, and is expected to be installed by the end of the first quarter 2017. Generation is expected to ramp up during the second quarter as the production wellfield is rebalanced to maximize its output. Additional sources of geothermal fluid from other wells on the project are also under study to further increase the generation level of the plant.

Well RRG-9, which has been used as part of an $11.4 million thermal stimulation grant funded primarily by the Department of Energy, has significantly increased the injection capacity to 1,200 gallons per minute from an original level of 20 gallons per minute. This increase in injection capacity can provide all of the additional volume needed to accept the flow from well RRG-5 without requiring any new drilling.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2016 was $63.30 per megawatt-hour, and for 2017 the price has increased to $64.63.

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

A summary of projects under development and under exploration is as follows:

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
Raft River	Idaho	100%	1-3	1st Quarter 2017	4	IDPC
Neal Hot Springs	Oregon	60%	3	3rd Quarter 2017	10	IDPC
San Emidio Phase II	Nevada	100%	35-45	4th Quarter 2019*	145	TBD
WGP Geysers	California	100%	30	4th Quarter 2018*	150	TBD
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2019*	140	TBD
Crescent Valley Phase I	Nevada	100%	25	2nd Quarter 2020*	130	TBD

* - Commercial operation dates are projections only. Actual dates can only be provided after power purchase agreements have been obtained.

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.4%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Phase II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

* - Target development sizes are predevelopment estimates of resource potential of unproven resources. The estimates are based on our evaluation of available information regarding temperature, and where available, flow.

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

El Ceibillo Phase I, Republic of Guatemala
A geothermal energy rights concession, located 14 kilometers southwest of Guatemala City, was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company in April 2010. The concession agreement contains a schedule that requires the development and construction of a power plant. In July 2015, the Guatemalan Ministry of Energy and Mines approved a modified construction schedule that extended the development and construction period to June 1, 2018. There are 24,710 acres (100 square kilometers) in the concession, which is at the center of the Aqua and Pacaya twin volcano complex.

Production well EC-5 was completed to a depth of 1,450 feet (442 meters) on August 20, 2016 and intersected a high permeability zone at 1,299 feet (396 meters). EC-5 underwent a series of flow tests, with field wide monitoring, beginning on September 5th and ran until September 13th. Data was collected from three monitoring wells during the test (EC-2A, EC-3, and EC-4) to provide pressure data for the reservoir model. Fluid samples taken at the end of the flow test indicate a potential reservoir temperature of 450 to 523°F (232 to 273°C).

With the shallow, commercial resource now indicated, a deep well is planned in 2017 to test the producing structure down dip from well EC-5 to a projected depth of 1,970 to 2,300 feet (600-800 meters). A deeper intersection in the reservoir could increase the reservoir capacity and production temperature, and change the design of the power plant. Well EC-1, which was drilled in 2013 to a depth of 5,650 feet (1,722 meters) found a measured bottom-hole temperature of 526°F (274°C), but did not intersect permeability. The comparative geology between EC-5 and EC-1 suggests a fault or other structure feeding the reservoir may be located in the area between the two wells.

On January 10, 2017, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERG¥A ELÉCTRICA–“CNEE”), announced that it is preparing to issue an RFP later this year for 420 megawatts of power, of which 40 megawatts is to be reserved specifically for geothermal energy. When the RFP is issued, the El Ceibillo project will be bid into the process.

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

The updated reservoir model (announced January 11, 2017) resulted in a significant increase in the potential size of the San Emidio Phase II reservoir of up to 47 net megawatts. Data from flow tests that took place in late 2016 from two wells were incorporated into a Probabilistic Power Density model, which estimates the Net generation potential of a reservoir. The power density model is not a Monte Carlo style “heat in place” estimate. Based on the flow rate and temperature produced by the two wells, and by measurement of pressure response both in the wells and across the wellfield, the model estimates that the Most Likely Outcome (50% probability) is 47 net megawatt of generation capacity within a 1.4 square mile area. The Minimum level of generation capacity (90% probability) occurs in a 0.18 square mile area, and has 18.8 net megawatts of generation capacity.

These two wells are approximately 1,700 feet apart, along the new structural trend identified in the Southwest Zone which is still open for expansion. Temperature gradient well data and seismic information indicate a potential strike length for the Southwest Zone of up to 2,700 feet. This compares to a strike length for the primary producing wellfield at San Emidio Phase I of 800 feet, suggesting the potential for a much larger resource in this Southwest Zone. Permits to deepen three remaining temperature gradient wells were received from the Bureau of Land Management in December 2016. These three wells will be deepened to the targeted reservoir depth to further explore the Southwest Zone when weather allows. If successful, it could extend the length of the productive reservoir by 1,000 feet.

The three power plant units that were purchased in 2016 are available to provide this project with the major, long lead equipment requirements for 35-45 net megawatts of power (depending upon cooling system used). The increased San Emidio II reservoir capacity with a 320°F+ temperature fits the design range of the equipment. These new, unused components represent approximately 70% of the equipment needed for a complete facility similar to the Company’s Neal Hot Springs operation.

Given the larger resource capacity at San Emidio II, we have cancelled our Small Generator Interconnection Agreement that was completed in 2016, and are preparing to apply for a Large Generator Interconnection Agreement in support of the higher expected output. Additionally, transmission studies that contemplate power sales into Southern California will also be conducted, since there is now a transmission path from Northern Nevada going south on the new 500KV, 800 megawatt transmission line that was completed in January 2014.

In July 2016, the Company was awarded a $1.5 million Department of Energy cost share grant under the “Development of Technologies for Sensing, Analyzing, and Utilizing Novel Subsurface Signals in Support of the Subsurface Technology and Engineering (“SubTER”) Crosscut Initiative”. The program approved under the grant includes using new subsurface technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The data collection phase of the program was completed at San Emidio in December. The data is being interpreted to determine whether viable targets have been identified. Upon approval from the DOE, a second phase of the grant program is designed to confirm the findings by drilling. The total program cost is $1.9 million with the Company providing $400,000 in cost share.

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

The Conditional Use Permit from Sonoma County, which approves the construction plan for the WGP Geysers power plant, was received on December 16, 2016. Combined with the Large Generator Interconnection Agreement that was received from the California Independent System Operator and Pacific Gas & Electric, this completes the long lead permits and agreements that are needed for the project. Once final engineering design is finished, and a PPA is executed, an air quality permit and building permit will be needed before on site construction will begin.

We received the signed Large Generator Interconnection Agreement for the project on March 6, 2016 with the California Independent System Operator and Pacific Gas & Electric (PG&E). This agreement allows the project to connect to the transmission grid and deliver up to 35 megawatts of energy. The Company has paid the total interconnection cost of $1.9 million for the grid operator’s portion of the work in the substation. An additional 1.7 mile long transmission line will be required to connect from the plant to the substation. PG&E has undertaken engineering studies to determine the cost for the line.

Engineering optimization of the new, hybrid power plant design is continuing and budgetary quotes for the major equipment have been received. Our engineers and consultants are working in concert with EPC contractors to examine all aspects of the construction cycle with a focus on reducing construction costs. The hybrid design will dramatically increase the volume of water available for injection back into the reservoir, which will result in increased power generation over the life of the project. Traditional water cooled geothermal steam plants re-inject approximately 20 to 25% of the water that is extracted from the steam, while a hybrid design may re-inject 65% or more of the water. This higher injection rate will provide longer term, stable steam production, and will result in increased power generation over the life of the project.

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

Recent discussions have been held with a number of potential power purchasers in California for the generation from the WGP Geysers plant and are continuing. Interest has been expressed by a number of them for base load, renewable power to replace fossil fuel based power generation that is being phased out of some of their portfolios.

Crescent Valley Phase I, Nevada
The Crescent Valley prospect consists of approximately 21,300 acres (33.3 square miles) of private and Federal geothermal leases. It is located in Eureka County, Nevada, approximately 15 miles south of the Beowawe geothermal power plant and about 33 miles southeast of Battle Mountain. The project was acquired as part of the Earth Power Resources merger which was completed in December 2014.

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

Initially the well was only capable of receiving 20 gallons per minute (“gpm”) of water due to the low permeability of the rock. After several moderate pressure stimulations, the injection of cold power plant discharge fluid was started and has continued to date. The lower temperature fluid causes thermal fracturing within the higher temperature host rock of the reservoir. At the current plant generation level, the flow into the well has continued to increase and is now approximately 1,200 gpm.

Well RRG-9 continues to be used temporarily as an injection well as an extension of the DOE EGS program, which is expected at this time to continue through until mid-2017. The Company’s contributions for the thermal stimulation program are made in-kind by the use of the RRG-9 well, well field data provided by the Company, and through ongoing monitoring support.

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

Employees

At December 31, 2016, the Company had 48 full-time and one part time employees (14 administrative and project development, and 35 field and plant operations). The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

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

Significant Government Permits

The Company maintains all permits necessary for operating its three plants located in Idaho, Nevada and Oregon. In addition, in December 2016 the Company received the primary operating permit necessary for construction and operation of the WGP Geysers project.

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

WGP Geysers, California. Western GeoPower had previously been issued all necessary permits for construction and operation of up to a 38.5 megawatt geothermal power plant. The Sonoma County Conditional Use Permit administratively expired in 2015. A new Conditional Use was issued in December 2016 for an initial term of 10 years including administrative extensions of 5 years. The primary permits include:

1.	Geothermal well permits for production and injection wells issued by the California Department of Oil, Gas, and Geothermal Resources.

2.	A Conditional Use Permit that has been issued by the Sonoma County.

3.	Air Quality Permit to Construct issued by the Northern Sonoma Air Quality Board.

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

Competitive Conditions

Although the market for different forms of energy is large and dominated by very powerful players, we perceive our industrial competition to be independent power producers and in particular those producers who provide “green” renewable power. Our definition of green power is electricity derived from a source that does not pollute the air, water or earth. Sources of green power, in addition to geothermal, include wind, solar, biomass and run-of-the river hydroelectric. A number of states have instituted renewable portfolio standards (“RPS”) that require utilities and retail sellers of electricity to purchase a minimum percentage of their power from renewable sources. For example, RPS statutes in California require 50% by 2030, Oregon requires 50% by 2040 and Nevada requires 25% by 2015. According to the Department of Energy’s Energy Efficiency and Renewable Energy department, approximately 38 states nationwide have established renewable portfolio standards or goals encouraging the procurement of green, renewable power. As a result, we believe green power is an important sub-market in the broader electric market, in which many power purchasers are increasing or committing to increase their investments. Accordingly, the conventional energy producers do not provide direct competition.

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

Prior to acquiring an existing geothermal development, USG retains an independent, licensed engineer or geologist to conduct a Site Assessment and evaluate the property and performs detailed due diligence to minimize the potention of an unrecognized financial liability from being passed to U.S. Geothermal Inc. or our subsidiaries.

Our geothermal operations involve significant quantities of geothermal brine that is returned to the local subsurface, geologic formation. We also use isopentane and R-134A refrigerant working fluids, and numerous industrial lubricants that are considered contaminants if released or spilled. We are not aware of any mismanagement of these materials and we are required to promptly report any release of specified volumes of oil, lubricants, and chemicals used in our operations.

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

WGP Geysers, California
The Geysers project is located approximately 30 minutes north-east of the city of Healdsburg, CA. The property encompasses a ridgetop and a north facing hillside that has been developed and used for geothermal operations from l979 to l989. There are no unique plant or animal communities on the project site and no unique cultural or environmental constraints. The North Coast Regional Water Quality Board (NCRWQB) has required, prior to new construction, that WGP submit a plan to remove or reuse existing steam pipelines. The pipelines may contain mineral scale that has arsenic levels that exceed 150 parts per million.

WGP’s ongoing environmental reports include a monthly well report that is filed with the California Department of Oil, Gas and Geothermal Resources and an annual water quality report that is filed with the California Regional Water Board.

The Geysers project is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

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

	For the Year Ended December 31,
	2016	2015

USG Oregon LLC located in Eastern Oregon	$19,561,718	$18,823,799
USG Nevada LLC located in Northwestern Nevada	6,980,358	7,324,484
Raft River Energy I LLC located in Southeastern Idaho	4,939,599	5,051,815

Total energy and energy credits sales	$31,481,675	$31,200,098

Financial Information about Business Segments

The Company has two reporting segments: operating plants and corporate and development. For more information about the business segments, please see Note 15 to our consolidated financial statements.

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

Governmental Approvals and Regulations

The geothermal energy industry in the United States is regulated by federal, state and local agencies and commissions. Those agencies and commissions regulate geothermal drilling, power generation activities and environmental protection through permitting, licensing and bonding requirements. The following information is a general summary of the electric utility industry and applicable regulations in the United States and is not a full statement of the law or all issues pertaining to electric industry requirements.

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
  Risks Related to Our Power Purchase Agreements;
  Risks Related to Our Liquidity and Capital Resources;
  Risks Related to Government Regulation;
  Risks Related to Ownership of Our Common Stock.

Risks Related to Our Business

Our geothermal power plants have numerous pieces of equipment that are subject to breakdown or failure, many beyond our control. Failure of critical equipment could have a material impact on electrical generation and associated revenues. Our financial performance depends on the successful operation of our geothermal power plants, which are subject to numerous operational risks that are outside of our control. The continued operation of our geothermal power plants involves many risks, including breakdown or failure of power generation equipment, transmission lines, pipelines, pumps or other equipment or processes, and performance below expected levels of output or efficiency. If any of these risks were to materialize, they could have a material and adverse effect on our financial condition and results of operations.

A breakdown or failure in our geothermal power plants, our power generation equipment, the transmission lines, pipelines, pumps or other equipment or processes would also mean lost revenue because such a failure or breakdown could prevent us from selling electricity to our customers. For instance, because we rely on transmission lines owned by third parties to deliver all of the power that we generate to the purchasers of our electricity, any interruption in a transmission line’s service could result in lost revenue. Any such interruption in our ability to provide electricity to our customers on a timely basis could therefore materially and adversely affect our financial condition and results of operations.

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

We cannot assure you that our estimates of future generation resources, production capacity and cash flows are accurate. Estimates of future generation resources and the corresponding future net cash flows attributable to those resources are prepared by independent engineers, geologists and geoscientists. There are numerous uncertainties inherent in estimating these resources and the potential future cash flows attributable to such resources. Reserve engineering is a subjective process of estimating underground accumulations that cannot be measured in an exact manner. The accuracy of an estimate of quantities of resources, or of cash flows attributable to such resources, is a function of the available data, assumptions regarding future electricity prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. In order to undertake these estimates and studies, independent third parties must often rely to some extent on our own estimates and data, which we believe are reasonable and accurate but which may ultimately be proved to be incorrect. Actual future production, revenue, taxes, development expenditures, operating and royalty expenses, quantities of recoverable resources and the value of cash flows from such resources may vary significantly from the assumptions and underlying information set forth herein. In addition, different reserve engineers may make different estimates of resources and cash flows based on the same available data. We cannot assure you that we will accurately estimate the quantity or productivity of our geothermal resources.

Our results are subject to quarterly and seasonal fluctuations. Our results of operations are subject to seasonal variations. This is primarily because some of our power plants receive higher energy payments during certain summer and winter months. Some of our air cooled power plants may also experience reduced generation during hot summer months due to the lower differential between the temperature of the geothermal fluid and the ambient surroundings. Such seasonal variations could materially and adversely affect our business, financial condition, and cash flow.

If our operating results fall below the public’s or analysts’ expectations, the market price of our common stock can fall in such periods.

Operating hazards, natural disasters or other interruptions of our geothermal power plant operations could result in potential liabilities, which may not be fully covered by our insurance. The geothermal business involves certain operating hazards such as:

  well blowouts;
  casing deformation;
  casing corrosion;
  uncontrollable flows of steam and hot water;
  spills, releases, and other accidental environmental impacts; and
  induced seismic activity.

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

Threats of terrorism and cyber-attacks could impact our operations and could adversely affect our business and operating revenues. We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyberattacks. Our generation and transmission facilities, information technology systems and other infrastructure facilities could be directly or indirectly affected by such activities. Terrorist acts or other similar events could harm our business by limiting our ability to generate or transmit power and by delaying the development of new generating facilities. These events could result in a material decrease in revenues and significant additional costs to repair and insure our assets. We operate in an industry that requires the continued operation of sophisticated information technology systems vulnerable to security breaches, and failures. Those breaches and events may result from acts of our employees, contractors, or third parties. If our technology systems were to be breached and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could adversely affect our business.

Our geothermal resource leases may terminate if not placed into production, which could require us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

Most of our geothermal resource leases are originally for a fixed term but provide for continuation for so long as we extract geothermal resources in “commercial quantities” or pursuant to other terms of extension. Most of the leases have been producing in “commercial quantities” for many years. The land covered by a few of our periphery leases have yet to produce “commercial quantities” of geothermal resources. Leases covering land that remains undeveloped and does not produce geothermal resources in commercial quantities may terminate. In the event that we determine that a terminated lease is subsequently required for a project, we would need to enter into one or more new leases in order to develop and exploit these geothermal resources. It may not be possible to enter into new leases or these new leases could be on less favorable financial terms than the prior leases, which could materially and adversely affect our ability to achieve commercial success on the applicable project.

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

Claims have been made that thermal fracturing and well drilling at some geothermal plants may cause seismic activity and related property damage. There are approximately two-dozen steam geothermal plants operating within a fifty-square-mile region known as “The Geysers” located near the community of Anderson Springs, in Northern California, and there is general agreement that the operation of these plants causes a generally low level of seismic activity. Some residents in the Anderson Springs area have asserted property damage claims against those plant operators. There are significant issues whether the plant operators are liable, and to date no court has found in favor of such claimants. While we do not believe the areas where our current projects are located will present the same geological or seismic risks, there can be no assurance that we would not be subject to similar claims and litigation, which may adversely impact our operations and financial condition.

As an SEC reporting company, failure to achieve and maintain effective internal control over financial reporting could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material and adverse effect on our business and stock price. We are required to document and test our internal control over financial reporting so that our management can certify as to the effectiveness of our internal control over financial reporting. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions, if any, related to internal controls and other SEC rules or the impact of the same on our operations. The assessment of our internal control over financial reporting will require us to expend significant management and employee time and resources and incur significant additional expense.

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

We depend on our senior management, geothermal resource and other technical employees. The loss of these employees could harm our business. Our future operating results depend to a large extent upon the continued contribution of key senior managers and personnel.

Our success depends on the skills, experience and efforts of our people, particularly our senior management, geothermal resource and other technical employees. The geothermal industry is relatively small with a limited number of individuals with the management, technical and operational expertise necessary to run and operate facilities. In addition, many of our workers have significant and unique knowledge on how to manage and operate geothermal facilities. The loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a material adverse effect upon us. As of the date of this report, the Company has executed employment agreements with key senior managers, but does not have key-man insurance on any of them.

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
  identify, hire and retain a qualified work force;

  obtaining Power Purchase Agreements; and
  negotiating engineering, construction, and procurement agreements.

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

We may decide not to implement, or may not be successful in implementing, our 5 year strategic plan for the growth of the Company. There are uncertainties and risks associated with the achieving our 5 year growth target. It is possible that we may not be successful in implementing one or more elements of the plan. It is also possible that we may decide to change, or not implement, one or more elements of the plan. The growth goals are provided as a target only, as we do not have direct control over the timing associated with the solicitation for power purchase agreements, transmission interconnection agreements, or use permits allowing for the building of a new power plant. These or other factors could mean that we decide to change or even abandon, or are otherwise unable to implement, one or more elements of the plan. Early stage project development costs may not be recovered, in whole or in part, if one or more elements of the plan are not successfully implemented. These costs could materially and adversely affect our business, financial condition, and cash flow and the price at which our common stock is traded.

Our business development activities may not be successful and our projects under construction may not commence operation as scheduled. We are in the process of developing and constructing a number of new power plants. Our success in developing a particular project is contingent upon successfully obtaining Power Purchase Agreements, satisfactorily negotiating engineering, procurement, and construction agreements, obtaining required permits, and securing adequate financing. These are followed by the satisfactory completion of the power plant construction and commissioning. We may be unsuccessful in accomplishing any of these tasks on a timely basis. Though we try to minimize our expenses before we can determine whether a project is feasible, we may incur significant expense prior for preliminary engineering, permitting and legal support prior to securing financing.

Actual costs of construction or operation of a power plant may exceed estimates used in negotiation of power purchase and power financing agreements. If the actual costs of construction or operations exceed the costs used in our economic model, the Company may not be able to build the contemplated power plants, or if constructed, may not be able to operate profitably. The Company’s financing agreements may provide for a priority payback to our lender or partner. If the actual costs of construction or operations exceed the anticipated costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project.

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
  opposition to development.

The power generation industry is characterized by intense competition, and we encounter pricing pressure from electric utilities, community choice aggregators and other power producers and power marketers, that could materially and adversely affect our growth plans. The power generation industry is characterized by intense competition. In recent years, there has been increasing competition in the sale of electricity, in part due to excess capacity in a number of U.S. markets and an emphasis on short duration contracts or “spot” market power. This increased competition has contributed to a reduction in electricity prices. We expect that power purchasers interested in long-term power purchase agreements will engage in “competitive bid” solicitations to satisfy their demands. This competition could adversely affect our ability to obtain PPAs and the price paid for electricity by the relevant power purchasers. There is also increasing competition between electric utilities, municipal power companies, and community choice aggregatorsthat is putting further pressure on power purchasers to reduce the prices at which they purchase electricity from us.

Natural gas prices and oil prices are volatile, and lower prices for these commodities could affect the electricity prices we are able to obtain in future PPA contracts. Development of our new plants depends on the prices we are able to negotiate in our long term PPAs. The prices of those PPAs in today’s market are associated with both the demand for renewable energy, as well as the prices and demand for natural gas in the United States markets and the price of oil in our Central American markets. The markets for these commodities are volatile, and modest drops in prices can affect significantlyprice levels obtainable on new PPA contracts. Prices fluctuate widely in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

  domestic and foreign supply of oil and gas;
  price and quantity of foreign imports;
  actions of the Organization of Petroleum Exporting Countries and state-controlled oil companies relating to oil price and production controls;
  domestic and foreign governmental regulations;
  political conditions in or affecting other oil producing and gas producing countries, including conflicts in the Middle East and conditions in South America and Russia;

  weather conditions, as evidenced by recent hurricanes;
  technological advances affecting oil and gas consumption;
  overall U.S. and global economic conditions; and
  price and availability of alternative fuels.

Further, oil and gas prices do not necessarily fluctuate in direct relationship to each other. Because our geothermal reserves are valued similar to gas reserves, our financial results are more sensitive to movements in gas prices. Lower gas prices decrease our potential revenues available from future long term PPAs, but have little impact on the actual proved reserves we can produce economically, unlike typical oil and gas fields that require extensive ongoing drilling to sustain production.

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

Changes in costs and technology may significantly impact our business by making our power plants less competitive. A basic premise of our business model is that generating baseload power at central geothermal power plants achieves economies of scale and produces electricity at a competitive price. However, gas-fired systems may under certain economic conditions produce electricity at lower average short term prices than our geothermal plants. In addition, there are other technologies that can produce electricity at competitive prices, most notably fossil fuel power systems, hydroelectric systems, wind-turbines and photovoltaic (solar) cells. Research and development activities are ongoing to seek improvements in such alternate technologies and their cost of producing electricity is gradually declining. It is possible that advances will further reduce the cost of alternate methods of power generation to a level below that of most geothermal power generation technologies such that the competitive advantage of our projects may be significantly impaired. Intermittent renewable energy sources such as solar and wind, have already seen such cost reductions allowing them to offer their intermittent power and substantially lower prices.

Risks Related to Our Power Purchase Agreements

A force majeure event, disruption of existing transmission or a forced outage affecting a project or unexpected operating expenses could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If a plant experiences a force majeure event, such as a fire, earthquake or flood, we would be excused from our obligations to deliver electricity under the PPAs to which we are parties. However, the power purchasers under those PPAs may/will not be required to make any energy payments with respect to the affected project or plant so long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA altogether. Additionally, to the extent that a forced outage has occurred, a power purchaser may not be required to make any energy payments to the affected project, and if as a result the project fails to attain certain performance requirements under certain of our PPAs, the purchaser may have the right to prematurely terminate the PPA altogether. As a consequence, we may not receive any net revenues from the affected project or plant other than the proceeds from any business interruption insurance that may apply to the force majeure event or forced outage after the relevant waiting period, and we may incur significant liabilities in respect of past amounts required to be refunded.

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

Additionally, the credit quality of newly formed power purchasers may negatively impact our ability to finance our power purchase projects and may negatively impact their ability to pay for the contracted power in the future.

Changes in costs and technology of other baseload renewable electricity sources may significantly impact our business by making our power plants less competitive. A basic premise of our business model is that our geothermal power plants generate baseload power at a competitive price. While there are other renewable energy technologies that can also produce baseload electricity, such as biomass, fuel cell, and hydroelectric systems, most of these alternative technologies currently produce electricity at a higher average price than our geothermal plants. However, research and development activities are ongoing to seek improvements in such alternate technologies and their cost of producing electricity may gradually decline. It is possible that advances will further reduce the cost of alternate methods of power generation to a level that is equal to or below that of most geothermal power generation technologies. If this were to happen, the competitive advantage of our power plants may be significantly impaired.

Risks Related to Our Liquidity and Capital Resources

Substantial leverage and debt service obligations may adversely affect our cash flows, liquidity and operations. We have substantial indebtedness that we may be unable to service and that restricts our activities. Our ability to meet our debt service obligations and repay, extend, or refinance our outstanding indebtedness will depend primarily upon the operational performance of our geothermal power generation, the prices that we receive for the electricity that we generate, risk management activities, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, this indebtedness has important consequences, including:

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

We may be unable to obtain the financing we need to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations. Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse debt obligations and partnership arrangements. Each of our projects under development and those projects and businesses we may seek to acquire will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms, and are dependent on numerous factors including general economic and capital market conditions, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the state in which the project is located and the continued existence of tax laws which are conducive to raising capital. Market conditions and other factors may not permit future project and acquisition financings on terms similar to those previously received. If we are not able to obtain financing for our power plants on a non-recourse basis, we may have to finance them using direct equity investments which may have a dilutive effect on our common stock. or incur additional recourse debt.

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

Rules adopted by the BLM, as directed by the Energy Policy Act of 2005, require competitive auction of all geothermal leases on Federal lands. Competitive leasing is significantly increasing the cost of obtaining leases on Federal land, is adding to the capital costs needed to develop geothermal projects, is increasing the total electrical power prices needed to make a geothermal project viable and is making it more difficult to acquire additional adjacent lands for reservoir protection and exploration.

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

In the states of Idaho, Nevada California, and Oregon, drilling for geothermal resources is governed by specific rules. In Nevada drilling operations are governed by the Division of Minerals (Nevada Administrative Code Chapter 534A); in Idaho by the Idaho Department of Water Resources (IDAPA 37 Title 03 Chapter 04); in California by the Division of Oil, Gas, and Geothermal Resources (Public Resources Code Title 14 Chapter 4); and in Oregon by the Division of Oil, Gas and Mineral Industries (Division 20 Geothermal Regulation). These rules require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters, and, may not allow or may restrict drilling activity, or may require that a geothermal resource be unitized (shared) with adjoining land owners. Such laws and regulations may increase the costs of planning, designing, drilling, installing, operating and abandoning our geothermal wells, the power plant and other facilities. State environmental requirements and permits, such as the Idaho Department of Environmental Quality, and Air Quality Permit to Construct, include public disclosure and comment. It is possible that a legal protest could be triggered through one of the permitting processes that would delay construction and increase cost for one of our projects. The state of Oregon has an Energy Facility Siting Council that must issue a site certificate for any geothermal energy facilities of 35 megawatts or higher.

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

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations or bonding requirements, will not adversely affect our business by increasing cost and the time required to explore and develop geothermal projects. In addition, because some of our project properties were previously operated by others, we may be liable for environmental damage caused by such former operators.

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

The reduction or elimination of government incentives could adversely affect our business, financial condition, future results and cash flows. Construction and operation of our geothermal power plants have benefited, and may benefit in the future, from public policies and government incentives that support renewable energy and enhance the economic feasibility of these projects. The most important tax rule that affects our business is the Production Tax Credit (“PTC”) or Investment Tax Credit (“ITC”), which is available to encourage the development of new geothermal plants. Legislation enacted as part of the 2016 “Fiscal Cliff” efforts resulted in the extension of the 30% PTC or ITC with eligibility for projects that started construction before December 31, 2016. There is not a cash grant component to the ITC credit so there is a risk related to monetizing the credit. The loss of the PTC or ITC is a risk that could result in making the development of new projects uneconomic. Additionally, current IRS guidance states that projects that are placed into service by December 31, 2018 do not have to show continuous construction. Projects placed into service after that date could have some or all of their tax credit eligibility challenged. Additional policies and incentives include accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, and rebates. Some of these measures have been implemented at the federal level, while others have been implemented by different states. The availability and continuation of these public policies and government incentives have a significant effect on the economics and viability of our development. Any changes to such public policies, or any reduction in or elimination of such Government incentives could affect us negatively.

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

The market for our common stock is volatile. The trading price of our common stock on the NYSE MKT LLC (“NYSE MKT”) is subject to fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

A substantial percentage of our shares are held by a small group of stockholders whose interests may conflict with the interests of our other stockholders. As of December 31, 2016, our largest three shareholders consisted of JCP Investment Management, LLC beneficially owning 2,855,005 shares (15.1%), Bradley Louis Radoff beneficially owning 1,825,000 shares (9.6%), and Private Management Group, Inc. beneficially owning 1,591,847 shares (8.4%), collectively totaling approximately 33.1% of our outstanding common stock. As a result of these stockholders’ beneficial ownership of our outstanding common stock, they could exert significant influence on the election of our directors and decisions on matters submitted to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration of ownership of our shares could delay or prevent proxy contests, mergers, tender offers, or other purchases of our shares that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price for our shares. This concentration of ownership may also adversely affect our stock price. Future sales of common stock by these stockholders could cause our stock price to decline.

Future sales of common stock by some of our insider stockholders could cause our stock price to decline. As of the date of this report, our directors and officers collectively held 4,614,133 shares of and options for our common stock, representing approximately 24.3% of issued and outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

The Company has interests in nine different geothermal resource areas in the Western United States and one area in Guatemala, Central America. The resource areas in the United States are located in Idaho (1), Oregon (2), and Nevada (5) and California (1). The properties include the Raft River area located in southeastern Idaho, the two properties located in southeastern Oregon, and five properties in northwestern Nevada, the WGP Geysers area located in northern California at the Geysers, and the El Ceibillo area located in central Guatemala (near Guatemala City).

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

A private geothermal unit was established for the operating project in December 2015. The Unit establishes the geologic production area. A Participating Area of 1640 was established in May 2015. The Participating Areea is that area that is reasonably expected to contribute to power production. Production is allocated based on the percentage of each property in relation to the entire Participating Area.

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

WGP Geysers, California
Western GeoPower Inc. (“WGP”) is a wholly owned subsidiary of U.S. Geothermal Inc. WGP’s property includes surface and geothermal rights that consist of two federal geothermal leases (CA-51000 & CA-51001), and one private geothermal lease with no expiration. The total project acreage is 3,808 acres. The site has been re-permitted with Sonoma County for construction and operation of up to a 38.5 megawatt geothermal power plant.

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

Significant Lease/Royalty Terms
There is no annual rental or royalty for the 421 acre private parcel owned by WGP. The Abril Ranch rental payment for 410 acres of surface and geothermal rights was $16,783 in 2014 and is annually adjusted by the San Francisco/San Jose CPI index. The Filly-Brown properties include 214 acres of surface access rights and 50% of the mineral rights owned by Western GeoPower. The Geothermal royalty payments for Abril Ranch are being adjusted to 4.25% of gross revenue at a power price of $100/MW or less and is consistent with market conditions.

Vale Butte, Oregon
Vale Butte and the Vale Butte Geothermal Resource Area is located in Eastern Oregon and borders the east side of the City of Vale. In the first quarter of 2014, U.S. Geothermal Inc. acquired 393 acres of geothermal energy and surface rights under six (6) leases. The leased area is immediately adjacent to the City of Vale and includes private surface and mineral estate, Vale City owned resources and Malheur County owned resources. The Vale Butte resource area has been used for direct use heating for many years. Geochemical analysis indicates a potential reservoir temperature of 311ºF to 320ºF and historical drilling in the area has encountered ground (rock) temperatures in excess of 300°F. Fault structures and hydrologic characteristics have been identified that are similar to the Neal Hot Springs site, and those geologic structures are contained within the acquired leases.

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

Land and Leases

The Company and its domestic subsidiaries control 65,434 acres of land in California, Idaho, Nevada, and Oregon. U.S. Geothermal owns approximately 2,536 acres of surface rights and 2,539 acres of geothermal rights while approximately 64,064 acres are controlled through geothermal development leases signed with the BLM, local governmental entities and private owners. The company’s average per acre lease rate is $9.00 per acre/year.

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

Private Geothermal Leases
U.S. Geothermal and its subsidiaries hold geothermal rights through leases with 73 individuals and companies. The leases authorize geothermal development and operations on privately owned geothermal estates. In some cases, the surface ownership is split from the mineral or geothermal ownership.

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

Item 3. Legal Proceedings

As of March 9, 2017, management is not aware of any material current or pending legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NYSE MKT
The following table sets forth information relating to the trading of our common stock from January 1, 2014 through December 31, 2016, as adjusted for the 1-for-6 share consolidation described in Note 8 of the consolidated financial statements, for the Company’s common stock trading on the NYSE MKT, under the trade symbol “HTM”:

Sale Prices on the NYSE MKT
	High	Low
Year Ended December 31, 2016	($)	($)
First Quarter	4.08	3.12
Second Quarter	5.16	4.08
Third Quarter	5.34	4.20
Fourth Quarter	4.33	3.72

Year Ended December 31, 2015
First Quarter	3.06	2.64
Second Quarter	3.30	2.76
Third Quarter	4.02	3.06
Fourth Quarter	3.84	3.36

TSX
The Company voluntarily delisted from the TSX effective December 31, 2015. The following table sets forth information relating to the trading of our common stock from January 1, 2014 through December 31, 2015, as adjusted for the 1-for-6 share consolidation described in Note 8 of the consolidated financial statements, for the Company’s common stock trading on the TSX under the trade symbol “GTH”:

Sale Prices on the TSX
	High	Low
Year Ended December 31, 2015	($)	($)
First Quarter	3.78	3.06
Second Quarter	4.02	3.42
Third Quarter	5.40	3.78
Fourth Quarter	5.28	4.50

As of March 1, 2017, we had approximately 16,250 beneficial stockholders.

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

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Revenues	$ 31,481,675	$ 31,200,098	$ 30,968,782	$ 27,370,934	$ 9,758,946
Operating Expenses	16,447,329	21,207,738	21,972,764	23,240,285	14,090,471
Income (Loss) from Continuing Operations	4,160,348	6,336,498	4,589,297	4,130,649	(4,331,525)
Income (Loss) attributable to U.S. Geothermal Inc.	463,331	1,847,229	11,613,711	1,946,579	(2,958,567)
* Income (Loss) per share attributable to U.S. Geothermal Inc.	0.02	0.10	0.67	0.11	(0.20)
Cash dividends declared and paid per common share	-	-	-	-	-

* - Adjusted for the 1-for-6 share consolidation described in Note 8 of the consolidated financial statements.

	As of December 31,
	2016	2015	2014	2013	2012
Total Assets	$ 243,424,332	$ 228,217,127	$ 232,914,304 $	232,765,297	$ 240,496,096
Total Long-term Obligations	105,350,989	91,091,982	95,776,351	99,247,344	104,318,206

	* Income (loss) per share attributable to U.S. Geothermal Inc.	Operating Revenues	Gross Profit (Loss)	Income (Loss) from Operations	Net Income (Loss) Attributable to U.S. Geothermal, Inc.
Year Ended December 31, 31, 2013
1st Quarter	0.08	7,086,990	4,102,509	2,235,079	1,388,523
2nd Quarter	(0.08)	4,973,076	1,012,227	(1,966,627)	(1,376,359)
3rd Quarter	0.00	5,760,495	2,461,352	186,198	(28,137)
4th Quarter	0.12	9,550,373	5,635,824	3,675,999	1,962,552
Year Ended December 31, 2014
1st Quarter	0.08	8,501,965	4,783,941	2,547,091	1,339,420
2nd Quarter	(0.07)	5,845,874	1,571,096	(1,308,330)	(1,152,813)
3rd Quarter	0.00	6,737,005	2,939,672	695,817	81,780
4th Quarter	0.64	9,883,938	5,731,213	2,654,719	11,345,324
Year Ended December 31, 2015
1st Quarter	0.04	8,473,861	4,615,637	1,763,381	734,135
2nd Quarter	(0.01)	5,861,180	1,801,996	(548,347)	(233,820)
3rd Quarter	0.02	6,929,847	2,819,445	595,079	280,864
4th Quarter	0.05	9,935,210	6,090,908	3,140,385	1,066,050
Year Ended December 31, 2016
1st Quarter	0.01	8,503,276	4,523,697	1,277,795	151,392
2nd Quarter	(0.03)	5,664,280	1,862,436	(684,667)	(493,717)
3rd Quarter	(0.01)	6,733,294	2,869,422	178,230	(150,498)
4th Quarter	0.05	10,580,825	5,778,791	2,813,990	956,154

* - Adjusted for the 1-for-6 share consolidation described in Note 8 of the consolidated financial statements.

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

The Company signed a 20 year PPA with Idaho Power on December 29, 2004 to sell power from the Phase I power plant at Raft River located near Malta Idaho. Raft River Energy I LLC (“RREI”) was created on August 18, 2005 for the purpose of developing Raft River Unit I. The limited liability company is a joint venture with Raft River I Holdings, LLC, which is a subsidiary of Goldman Sachs. RREI commenced commercial operations on January 3, 2008. The plant currently operates at a reduced output of approximately 9.4 megawatt net.

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

On April 22, 2014, the Company acquired all of the ownership shares of a group of companies owned by Ram Power Corp.’s (“Ram”) that held all interests in the WGP Geysers project located in Northern California for a total of $6.78 million. The assets acquired included four production/injection wells, restricted cash, land, geothermal water rights, and an inventory of new drill casing.

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

Power Purchase Agreements

Prior to the construction of a geothermal project, we typically enter into a Power Purchase Agreement (“PPA”) with a utility, which fixes the price of energy produced at a project for a 20 to 30 year period. Such PPAs are typically negotiated with a utility company and approved by a state utility commission or similar regulating body, or other major retail electric service provider, or with aa large industrial consumer.

Our power purchase agreements generally provide for energy payments only and can include the “green” attributes for geothermal energy since geothermal energy is a source of renewable energy. Energy payments are calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed or subject to preset annual adjustments. Some PPAs provide for forfeiture of payments or payments of penalties if minimum target levels are not met.

Neal Hot Springs, Oregon
The PPA for the Neal Hot Springs project was signed on December 11, 2009 with the Idaho Power Company. Idaho Power Company submitted the PPA to the Idaho Public Utilities Commission (“IPUC”) on December 28, 2009 and it was approved by the IPUC on May 20, 2010. The PPA has a 25 year term with a starting price of $96 per megawatt hour. The price escalates annually by up to 3.9% in the initial years and to as low as 1.0% during the last 10 years of the agreement. The approximate 25 year levelized price is $117.65 per megawatt hour.

San Emidio, Nevada
On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt hour, and a one percent annual escalation rate. The electrical output from both Phase I and Phase II was to be sold under the terms of the amended and restated PPA. The PPA required that Phase II had to be on line by December 2015, and since Phase II was not constructed, the option expired. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

Raft River Energy I LLC
Raft River Energy I LLC currently earns revenue from a 25 year, full-output PPA with Idaho Power Company, which allows power sales of up to 13 megawatts annual average. The PPA was signed on September 24, 2007 and expires in January 2033 on the anniversary of its commercial operation date. The price of energy sold under the Idaho Power PPA is split into three seasons: power produced during the peak periods of July, August, November and December will be purchased at 120% of the set price; power produced in the three month low demand season (March, April, May) will be purchased at 73.50% of the set price; and power produced in the remaining five months of the year will be purchased at 100% of the set price. The PPA sets a first year average purchase price of $53.60 per megawatt hour. The $53.60 purchase price is escalated each year at a compound annual rate of 2.1% until year 12 (2020). From years 13 to 25 of the contract the escalation rate will drop to 0.6% per year.

Operating Results

For the year ended December 31 2016, the Company reported net income attributable to U.S. Geothermal Inc. of $463,331 ($0.02 income per share) which represented a $1,383,898 decrease from net income attributable to U.S. Geothermal Inc. of $1,847,229 reported in the year ended 2015 ($0.10 income per share). Unfavorable variances were reported in corporate administration, professional and management fees, promotion, and other income/expenses. A notable favorable variance was reported for income tax expense.

Plant Operations
The Company’s energy production revenues and related operating costs originated from its three power plants. The Neal Hot Springs, Oregon (USG Oregon LLC) plant is located in Eastern Oregon and began commercial operations in November 2012. The San Emidio, Nevada (USG Nevada LLC) plant is located in the San Emidio Desert in the northwestern part of the State of Nevada and began operations in May 2012. The Raft River, Idaho (Raft River Energy I LLC) plant is located in South Eastern Idaho and began operations in January of 2008.

A summary of energy sales by plant for the two years are as follows:

	For the Year Ended December 31,
	2016		2015
	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	19,561,718	62.8	18,823,799	61.1
San Emidio, Nevada	6,980,358	22.4	7,324,484	23.7
Raft River, Idaho	4,599,936	14.8	4,693,913	15.2
	31,142,012	100.0	30,842,196	100.0

%* - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by each plant are as follows:

	For the Quarter Ended,
	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2016	2016	2016	2016
Neal Hot Springs, Oregon	52,642	53,671	39,094	29,758	57,036
San Emidio, Nevada	20,369	20,433	14,139	19,675	20,803
Raft River, Idaho	21,751	19,684	15,647	16,622	20,039
	94,762	93,788	68,880	66,055	97,878

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations
For the year ended December 31, 2016, the Neal Hot Springs plant reported subsidiary net plant income of $10,221,842, which was an increase of $220,833 (2.2% increase) from the net income of $10,001,009 reported in the year ended December 31, 2015. Overall, energy sales for the year ended 2016 increased $737,919 (3.9% increase) from the year ended 2015. The contracted rates effectively increased 2.4% during the year. During the current year the plant produced 179,558 megawatts of power which was an increase of 2,687 megawatts (1.5% increase) from the prior year. Production hours lost due to both planned and unplanned outages decreased 9.2% from the prior year. In January and May of 2015, approximately 218 hours were lost due to plugged vaporizers in Units 2 and 3.

Plant operating costs, excluding depreciation, increased $588,143, which was a 15.2% increase from the prior year. The largest increases were related to taxes and field maintenance costs. For the current year, the plant incurred County Property taxes of $352,110. These taxes were abated during the initial years of plant operations. The abatement period ended in 2015. Increases in field maintenance expenses were partially offset by decreases in chemical and lubricant costs. Field and maintenance costs for the current year increased $98,374 (13.9% increase) from 2015. In the current year, the Company incurred costs that exceeded $233,000 for production pump repairs.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Year Ended December 31,
	2016		2015		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	19,561,718	100.0	18,823,799	100.0	737,919	3.9

Plant expenses:
Operations	4,466,905	22.8	3,878,762	20.6	(588,143)	(15.2)
Depreciation and amortization	3,281,787	16.8	3,278,114	17.4	(3,673)	(0.1)
	7,748,692	39.6	7,156,876	38.0	(591,816)	(8.3)

Operating income	11,813,026	60.4	11,666,923	62.0	146,103	1.3

Other income (expense):
Interest expense	(1,597,980)	(8.1)	(1,674,411)	(8.9)	76,431	4.6
Interest income/other	6,796	0.0	8,497	0.0	(1,701)	(20.0)
	(1,591,184)	(8.1)	(1,665,914)	(8.9)	74,730	4.5

Subsidiary net income	10,221,842	52.3	10,001,009	53.1	220,833	2.2

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2014	54,472	6,377,488	117.1	4,147,356	819,924
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,366,004	100.0	3,226,740	818,062
June 30, 2016	39,094	3,445,321	88.2	1,243,706	820,063
September 30, 2016	29,758	3,651,073	122.4	1,279,527	820,546
December 31, 2016	57,036	7,099,320	124.5	4,471,869	823,116

* - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada (USG Nevada LLC) Plant Operations
For the year ended December 31, 2016, the San Emidio plant reported subsidiary net income of $1,042,266 which was a decrease of $442,931 (29.8% decrease) from the subsidiary net income of $1,485,197 reported for the year ended 2015.

The contracted rates effectively increased 1.0% during the year. During the current year the plant produced 20,803 megawatts of power which was a decrease of 4,489 megawatts (5.6% decrease) from the prior year. Production decreases were primarily due to higher levels of down time in the current year. In April 2016, approximately 107 hours were needed to repair a vaporizer bypass valve. In June 2016, approximately 155 hours were needed to replace a refrigerant pump. Efficiencies gained by the new refrigerant pump have increased production that was realized in the current third quarter and fourth quarters.

For the current year, the total operating costs, excluding depreciation, decreased $63,653 (2.4% decrease) from the prior year. Significant decreases in administration and corporate support were partily offset by increases in field maintenance and taxes. Corporate support and administrative costs decreased $322,337 (61.6% decrease) from 2015. For the current year, the Parent Company elected to forgo its collection of management fees and corporate support costs. In 2015, USG Nevada LLC incurred $206,398 and $117,997 in management fees and corporate support; repectively. Field maintenance costs increased $186,671 (74.2% increase) from the prior year. In the current year, costs that exceeded $147,700 were incurred for production pump repairs and repairs to the condensate/feed system. For the current year, taxes and permit costs increased $51,183 (15.1% increase) from 2015. The mineral proceeds tax for the State of Nevada were significantly lower in 2015 due to an overpayment in 2014 and lower budgeted allowable expenses for 2015. In the second quarter 2016, additional minerals proceeds tax assessment was made for $30,425 after an examination by the State of Nevada.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Year Ended December 31,
	2016		2015		Variance
	$	%*	$	%	$	%**
Plant revenues:
Energy sales	6,980,358	100.0	7,324,484	100.0	(344,126)	(4.7)

Plant expenses:
Operations	2,668,145	38.2	2,604,492	35.6	(63,653)	(2.4)
Depreciation and amortization	1,280,671	18.3	1,263,401	17.2	(17,270)	(1.4)
	3,948,816	56.6	3,867,893	52.8	(80,923)	(2.1)

Operating income (loss)	3,031,542	43.4	3,456,591	47.2	(425,049)	(12.3)

Other income (expense):
Interest expense	(1,999,932)	(28.7)	(2,032,776)	(27.7)	32,844	1.6
Interest income/other income	10,656	0.2	61,382	0.8	(50,726)	(82.6)
	(1,989,276)	(28.5)	(1,971,394)	(26.9)	(17,882)	(0.9)

Subsidiary net income	1,042,266	14.9	1,485,197	20.3	(442,931)	(29.8)

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
# - variance percentage that is extremely high or undefined.

The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2014	21,745	1,982,709	91.2	158,352	315,609
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214
June 30, 2016	14,139	1,315,049	93.0	(142,273)	319,756
September 30, 2016	19,675	1,829,996	93.0	384,018	321,479
December 31, 2016	20,803	1,934,846	93.0	375,074	321,222

* - The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho (Raft River Energy I LLC) Plant Operations
The subsidiary net loss from Raft River Energy I LLC (“RREI”) operations of $638,222 for the year ended December 31, 2016 increased $1,530 (0.2% increase) from the loss of $636,692 reported for the year ended 2015. Energy sales decreased $93,977 (2.0% decrease) from the prior year. Decreases in production were partially offset by contracted rate increases. The contracted rates effectively increased 2.9% during the year. During the current year the plant produced 20,039 megawatts of power which was a decrease of 3,604 megawatts (4.8% decrease) from the prior year. From February through September 2016, the plant lost one of its production wells partially due to the drilling of the new leg on a production well. Also, another well was out of operation from late September through November of the current year.

Plant operating costs, excluding depreciation, decreased $275,519 for the year ended December 31, 2016, which was a 7.0% decrease from the year ended 2015. The decreases were primarily due to field maintenance costs. Field maintenance costs decreased 12.0% from 2015. In the prior year, costs that exceeded $294,700 were incurred for a scheduled turbine overhaul.

The summarized statements of operations for RREI are as follows:

	Year Ended December 31,
	2016		2015		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	4,599,936	93.1	4,693,913	92.9	(93,977)	(2.0)
Energy credit sales	339,663	6.9	357,902	7.1	(18,239)	(5.1)
	4,939,599	100.0	5,051,815	100.0	(112,216)	(2.2)

Plant expenses:
General operations	3,638,498	73.7	3,914,017	77.5	275,519	7.0
Depreciation and amortization	1,814,937	36.7	1,757,891	34.8	(57,046)	(3.2)
	5,453,435	110.4	5,671,908	112.3	218,473	3.9

Operating loss	(513,836)	(10.4)	(620,093)	(12.3)	106,257	17.1

Other income (expense):
Interest expense	(198)	(0.0)	(39,064)	(0.8)	38,866	99.5
Other and interest income	(124,188)	(2.5)	22,465	0.5	(146,653)	(652.8)
	(124,386)	(2.5)	(16,599)	(0.3)	(107,787)	(649.4)

Subsidiary net loss	(638,222)	(12.9)	(636,692)	(12.6)	(1,530)	0.2

%* - represents the percentage of total plant operating revenues.
%** - represents the percentage of change from 2015 to 2016. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
December 31, 2014	20,614	1,425,811	69.9	203,414	431,214
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587
June 30, 2016	15,647	829,554	52.1	(321,895)	444,608
September 30, 2016	16,622	1,173,294	71.5	(288,634)	444,878
December 31, 2016	20,039	1,452,737	72.5	130,804	480,864

* - Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Corporate Administration
For the year ended December 31, 2016, the Company reported $1,313,524 in corporate and administrative expense which was an increase of $225,849 (20.8% increase) from $1,087,675 reported for the year ended 2015. For the year ended December 31, 2016, rental expenses increased $158,278 (134.9% increase) from the year ended 2015. During the current year, additional rental/storage costs of $152,433 were incurred for storage of power plant components acquired in the fourth quarter 2015. The majority of the power plant components have been moved to a storage facility owned by the Company in the fourth quarter of 2016; therefore, these rental costs will not be incurred in future periods. Director fees increased $49,900 (42.2% increase) from the prior year. In addition to routine rate increases, two additional independent board members were added during the current year.

Professional and Management Fees
For the year ended December 31, 2016, the Company reported $1,615,770 in professional and management fees which was an increase of $547,831 (51.3% increase) from $1,067,939 reported in the year ended 2015. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the first quarter of 2016, the consultant’s fees associated with this examination totaled approximately $544,000. During the current year, the Company incurred additional fees of $100,000 for services provided by a new financial advisor.

Promotion
For the year ended December 31, 2016, the Company reported $376,426 in promotion costs which was an increase of $160,835 (74.6% increase) from $215,591 reported in the year ended 2015. During first quarter 2016, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value and to attend investment conferences. During second quarter 2016, the Company implemented a new marketing program that included radio spots and regular news article coverage. The costs of the marketing program for the second quarter totaled $117,650. The Company continued a contract with an outside investor relations firm for $6,000 per month. This contract ended in June 2016. In the third and fourth quarters of 2016, promotion costs were, primarily, incurred for professional memberships fees and investor conferences.

Other Income/Expenses
For the year ended December 31, 2016, the Company reported a net loss of $68,946 for other income/expenses which was a decrease of $210,239 from the net gain of $141,293 reported the year ended 2015. In September 2016, a production pump was replaced at the Raft River Energy I LLC plant. The book value of the pump was $124,930 ($175,000 cost, less $50,070 accumulated depreication) at the time of disposal.

Income Tax Benefit/Expense
For the year ended December 31, 2016, the Company reported net income tax expense of $575,000 which was a decrease of $811,000 (58.5% decrease) from $1,386,000 of net income tax expense recognized in the prior year. Net income attributable to U.S. Geothermal Inc. before income taxes decreased $2,194,898 (67.9% decrease) from the year ended 2015. The decrease was due to the decline in income, which was primarily a result of increases in corporate administration, professional and management fees, and promotion costs as discussed above.

Non-Controlling Interests

The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the year ended December 31, 2016:

				Exploration
	Neal Hot	San		Activities and	Consolid-
Statement of Operations	Springs	Emidio	Raft River	Corporate	ated
Element	$	$	$	$	$

Net income from plant operations	11,813,026	3,031,541	(513,835)	703,614	15,034,346
Expenses/(income)	1,613,452	1,989,276	124,386	(4)7,146,884	10,873,998
Net income (loss)	10,199,574	1,042,265	(638,221)	(6,443,270)	4,160,348

Income taxes	(2,296,000)	(391,000)	(117,000)	2,228,000	(575,000)

Non-controlling interests	(1)(4,079,830)	-	(2)951,149	(3)6,664	(3,122,017)
Net income attributable to U.S. Geothermal	3,824,744	651,265	195,928	(4,208,606)	463,331

(1)

The non-controlling interest for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge. Neal Hot Springs includes the operations of both Oregon USG Holdings LLC and USG Oregon LLC.

(2)	The non-controlling interest for Raft River represents 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.
(3)	The non-controlling interest for our exploration activities represents a 31.1% interest for our joint venture partner at Gerlach, GGE Development.

(4)	Major costs included in Exploration Activities and Corporate for the year ended December 31, 2016 include:

•	Employee compensation	$ 3,035,074
•	Corporate administration	1,313,524
•	Professional fees	1,615,770
•	Promotion	376,426
•	Exploration costs	39,091

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental (resource verified, PPA off-taker identified), the costs associated with a project will be capitalized.

Selected balance sheet items affected by non-controlling interests as of December 31, 2016 are detailed as follows:

		Non-	U.S.
		Controlling	Geothermal
	Consolidated	Interests	Inc.
Balance Sheet Items	$	$	$

Unrestricted cash and cash equivalents	15,287,144	1,795,527	13,491,617
Restricted cash and security bonds:
Current	8,527,462	967,680	7,559,702
Long-term	20,111,350	5,919,014	14,192,336

Notes payable:
Current	4,259,595	1,199,407	3,060,188
Long-term	104,873,959	22,869,102	82,004,857

The loans held by the Company at December 31, 2016 are detailed as follows:

					U.S. Geothermal Inc.
	Consolidated			Contracted	Loan
	Total Loan	Remaining	Loan	Interest	Balance	Loan
	Balances	Months to	Maturity	Rate	Portions	Balances
Descriptions	$	Term	End Date	%	%	$

Department of Energy – USG Oregon LLC	60,171,274	218	2/12/35	2.598	60.0	36,102,764
Prudential Group – USG Nevada LLC	29,041,531	252	12/31/37	6.750	100.0	29,041,531
Prudential Group – Idaho USG Holdings LLC	19,915,115	75	3/31/23	5.800	100.0	19,915,115
Chrysler Auto Loan – U.S. Geothermal Services	5,634	19	7/27/18	6.740	100.0	5,634
Totals	109,133,554					85,065,044

Weighted Average
Term (Months)		201
Weighted Average
Interest Rate				4.287

Liquidity and Capital Resources

During the quarter ended December 31, 2016, the operating projects of U.S. Geothermal continued to generate significant available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $175,472 during the quarter. We believe our cash and liquid investments at December 31, 2016 are adequate to fund our general operating activities through December 31, 2017.

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

On January 25, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital (“LPC”) facility. The Company’s first Purchase Agreement with LPC, was entered into on May 21, 2012 and expired in 2015. Under the new Purchase Agreement, at the company’s sole discretion, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period subject to the conditions in the Purchase Agreement. The agreement provided for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments were used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes. During the quarter ended March 31, 2016 an additional $571,650 was raised under the At the Market (“ATM”) subsequent to the initial sale. No additional funds were raised over the last three quarters.

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

Stock-Based Compensation
The Company awards stock options to employees for services provide to the Company. The fair value of the options are determined on the date the options are awarded according to several factors that include the exercise price of the option, the current price of the underlying shares, the expected life of the options, and the volatility of the stock price. Generally, a longer life and higher expected volatility yields a higher value of the option. In accordance with appropriate accounting guidance, the Company amortizes the value of these options as operating expense during the period in which they vest. To date, all costs associated with the stock options have been charged to operations and no costs have been allocated to the construction of property and equipment.

Contractual Obligations

As of December 31, 2016, the following table denotes contractual obligations by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases (1)	$ 8,115,799	$ 743,050	$ 1,119,618	$ 889,218	$ 5,363,914
Plant Loan(2)	29,041,531	638,949	1,280,586	1,980,417	25,141,579
Project Loan (3)	19,915,115	618,640	1,000,231	1,529,082	16,767,162
Plant Loan, DOE(4)	60,171,274	2,998,517	5,997,034	5,997,034	45,178,689
Auto Loan	5,634	3,488	2,146	-	-

(1)	Operating leases does not include costs from royalty based lease contracts.
(2)	Plant loan with Prudential Capital Group scheduled for to be repaid over the next 23 years.
(3)	Project loan with Prudential Capital Group scheduled to be repaid March 2023.
(4)	Plant loan with the Department of Energy scheduled to be repaid over the next 20 years.

Off Balance Sheet Arrangements

As of December 31, 2016, the Company does not have any off balance sheet arrangements.

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

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
and
Reports of Independent Registered Public Accountants

December 31, 2015 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Geothermal Inc.

We have audited the accompanying consolidated balance sheets of U.S. Geothermal Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Geothermal Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of U.S. Geothermal Inc. as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017, expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 9, 2017

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

Current:
Cash and cash equivalents	$15,287,144	$8,654,375
Restricted cash and security bonds	8,527,462	4,696,007
Trade accounts receivable	4,102,018	3,766,517
Other current assets	1,664,866	1,680,819
Total current assets	29,581,490	18,797,718

Restricted cash and security bond reserves	20,111,350	17,495,789
Property, plant and equipment, net	170,301,349	167,736,792
Intangible assets, net	15,084,143	15,265,828
Net deferred income tax asset	8,346,000	8,921,000
Total assets	$243,424,332	$228,217,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,255,710	$2,703,226
Convertible promissory note	-	1,597,000
Current portion of notes payable	4,259,595	4,412,012
Total current liabilities	6,515,305	8,712,238

Long-term Liabilities:
Asset retirement obligations	1,219,903	1,204,930
Notes payable, less current portion	104,131,086	89,887,052
Total long-term liabilities	105,350,989	91,091,982

Total liabilities	111,866,294	99,804,220

Commitments and Contingencies (note 12)

STOCKHOLDERS’ EQUITY

Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at December 31, 2016 and 2015 were: 18,970,445 and 17,933,570; respectively)	18,970	17,933

Additional paid-in capital	121,933,378	118,220,681
Accumulated deficit	(16,974,300)	(17,437,631)
	104,978,048	100,800,983

Non-controlling interests	26,579,990	27,611,924
Total stockholders’ equity	131,558,038	128,412,907

Total liabilities and stockholders’ equity	$243,424,332	$228,217,127

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2016	2015

Plant Revenues:
Energy sales	$31,142,012	$30,842,196
Energy credit sales	339,663	357,902
Total plant operating revenues	31,481,675	31,200,098

Plant Expenses:
Plant production expenses	10,069,933	9,572,707
Depreciation and amortization	6,377,396	6,299,405
Total plant operating expenses	16,447,329	15,872,112

Gross Profit	15,034,346	15,327,986
Operating Expenses:
Corporate administration	1,313,524	1,087,675
Professional and management fees	1,615,770	1,067,939
Employee compensation	3,035,074	2,882,105
Promotion	376,426	215,591
Exploration	39,091	82,316
Operating Income	8,654,461	9,992,360

Other (income) expenses:
Interest expense	4,425,167	3,797,155
Other (income) expense	68,946	(141,293)

Income Before Income Tax Expense	4,160,348	6,336,498
Income tax expense	(575,000)	(1,386,000)

Net Income	3,585,348	4,950,498

Net income attributable to the non-controlling interests	(3,122,017)	(3,103,269)

Net Income Attributable to U.S. Geothermal Inc.	$463,331	$1,847,229

Net Earnings Per Share Attributable to U.S. Geothermal Inc.:
Basic	$0.02	$0.10
Diluted	0.02	0.10

Weighted average number of shares used in the calculation of income per share:
Basic	18,665,808	17,828,469
Diluted	19,255,891	18,052,267

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015

Operating Activities:
Net Income	$3,585,348	$4,950,498
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	6,544,287	6,409,818
Stock based compensation	1,053,782	1,107,828
Loss on disposal of equipment	124,930	-
Change in deferred income taxes	575,000	1,386,000
Net changes in:
Trade accounts receivable	(335,501)	7,616
Accounts payable and accrued liabilities	2,826	59,510
Prepaid expenses and other	15,952	(130,460)
Total cash provided by operating activities	11,566,624	13,790,810

Investing Activities:
Purchases of property, plant and equipment	(9,409,260)	(6,602,974)
Acquisition of additional interests in subsidiaries	-	(3,500,000)
Net funding of restricted cash reserves and bonds	(6,447,016)	(180,919)
Total cash used by investing activities	(15,856,276)	(10,283,893)

Financing Activities:
Issuance of common stock	2,659,952	49,549
Proceeds from note payable, net of issuance costs	19,185,986	-
Distributions to non-controlling interest	(4,153,951)	(3,462,589)
Principal payments on notes payable and other obligations	(6,769,566)	(4,413,558)
Principal payments on capital leases	-	(20,919)
Total cash provided (used) by financing activities	10,922,421	(7,847,517)

Increase (Decrease) in Cash and Cash Equivalents	6,632,769	(4,340,600)

Cash and Cash Equivalents, Beginning of Year	8,654,375	12,994,975

Cash and Cash Equivalents, End of Year	$15,287,144	$8,654,375

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$450,342	$8,230
Convertible promissory note issued for additional subsidiary interest	-	1,597,000
Non-cash distributions to non-controlling interest	-	24,000

Other Items:
Interest paid	4,106,537	3,819,585

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMALINC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016 and 2015

			Additional		Non-
	Number of	Common	Paid-	Accumulated	controlling
	Shares	Shares	In Capital	Deficit	Interest	Totals

Balance at January 1, 2015	17,836,338	$17,836	$103,758,553	$(19,284,860)	$46,397,092	$130,888,621

Distributions to non-controlling interest entities	-	-	-	-	(3,486,589)	(3,486,589)
Acquisition of additional interest in subsidiary	-	-	13,304,848	-	(18,401,848)	(5,097,000)
Stock issued by the exercise of employee stock options	25,833	26	49,524	-	-	49,550
Stock compensation	71,399	71	1,107,756	-	-	1,107,827
Net income	-	-	-	1,847,229	3,103,269	4,950,498

Balance at December 31, 2015	17,933,570	17,933	118,220,681	(17,437,631)	27,611,924	128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(4,153,951)	(4,153,951)
Stock issued under At Market Issuance Purchase Agreement net of commitment shares valued at $225,000	410,635	410	1,188,224	-	-	1,188,634
Stock issued by the exercise of employee stock options	342,082	342	882,961	-	-	883,303
Stock issued by the exercise of broker and stock purchase warrants	209,240	209	587,806			588,015
Stock compensation	74,918	76	1,053,706	-	-	1,053,782
Net income	-	-	-	463,331	3,122,017	3,585,348
Balance at December 31, 2016	18,970,445	$18,970	$121,933,378	$(16,974,300)	$26,579,990	$131,558,038

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Share Consolidation (“Reverse Stock Split”)

On November 9, 2016, the Company effected a 1-for-6 share consolidation of its outstanding common stock. All share and per share amounts for all periods presented in these consolidated financial statements and notes have been adjusted retrospectively, where applicable, to reflect this share consolidation.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2016 and 2015, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At December 31, 2016, the Company’s total cash balance, excluding money market funds, was $5,105,461 and bank deposits amounted to $5,506,836. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $4,016,662 was not covered by or was in excess of FDIC insurance guaranteed limits. At December 31, 2016, the Company’s money market funds invested, primarily, in government backed securities totaled $37,347,897 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at December 31, 2016.

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

The Company’s functional currency is the U.S. dollar. Monetary items are converted into U.S. dollars at the rate prevailing at the consolidated balance sheet date. Foreign currency transactions are translated into U.S. dollars at the exchange rate in effect at the transaction date. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in other (income) expense.

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

Revenue Source

All of the Company’s operating revenues (energy sales and renewable energy credit sales) originate from energy production from its interests in three geothermal power plants located in the states of Idaho, Oregon and Nevada. The plants located in Oregon and Idaho sell their energy to the same electric power utility that primarily serves Idaho and eastern Oregon. For the years ended December 31, 2016 and 2015, the percentage of operating revenues from the major customer to total operating revenues was 76.7% and 75.4%; respectively. At December 31, 2016 and 2015, the percentage of trade accounts receivable balance from the major customer was 82.1% and 80.7%; respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Statement of Cash Flows
In August 2016, FASB issued Accounting Standards Update No. 2016-15 (“Update 2016-15”), Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. In November 2016, FASB issued Accounting Standards Update No. 2016-18 (“Update 2016-18”), Statement of Cash Flows (Topic 230), Restricted Cash. Update 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-18 provides guidance on how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. These Updates are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. It is likely that some of the provisions of Update 2016-15 will apply to certain transactions our Company may engage in. The Company holds restricted cash and restricted cash equivalents that are addressed in Update 2016-18. Management is currently evaluating the possible impact these Updates may have on the presentation of the Company’s consolidated statements of cash flows.

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, FASB issued Accounting Standards Update No. 2016-12 (“Updated 2016-12”), Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. Update 2016-12 provides additional clarification to the steps an entity should follow to achieve the core principle of Topic 606. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective from annual and interim reporting periods beginning after December 31, 2016. Management has reviewed the essential provisions of all of our major revenue contracts and our revenue recognition practices. As a result of this review, Management does not expect a material impact on the consolidated statement of income. Management does not plan on early adoption if the guidance in defined in these Updates.

Stock Compensation
In March 2016, FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”), Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Update 2016-09 provides guidance designed to simplify of the accounting treatment of certain matters surrounding share-based compensation. Update 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Changes related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. It is likely that some of the guidance in Update 2016-09, related to public entities, will apply to our Company. Management is currently evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2016	2015
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	284,621	2,259
Prudential Capital Group, Debt Service Reserves (USG Nevada LLC)	1,600,597	1,595,555
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	2,011,445	2,118,193
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
Prudential Capital Group, Debt Service Reserves (Idaho USG Holdings LLC)	1,755,776	-
CAISO, Transmission Interconnection Escrow Deposits	1,895,023	-

	$8,527,462	$4,696,007

Long-term restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2016	2015
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves (USG Nevada LLC)	1,081,744	708,300
Prudential Capital Group, Well Reserves (USG Nevada LLC)	951,486	314,590
Prudential Capital Group, Maintenance Reserves (Idaho USG Holdings LLC)	1,807,890	-
Prudential Capital Group, Capital Expenditure Reserves (Raft River Energy I LLC)	3,796	-
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,413,951	2,542,058
U.S. Department of Energy, Short Term Well Field Reserves	4,508,650	4,507,110
U.S. Department of Energy, Long-Term Well Field Reserves	5,175,777	4,966,543
U.S. Department of Energy, Capital Expenditure Reserves	2,429,158	2,718,290

	$20,111,350	$17,495,789

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance (see note 2 for details). The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at December 31, 2016 and 2015.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the year ended December 31, 2016, the Company focused development activities on the Raft River Energy I, San Emidio Phase II, Guatemala and the WGP Geysers projects. At Raft River, a new well production leg was completed in September 2016. The well construction and related costs totaled approximately $3,894,000. Drilling and testing costs of approximately $950,000 were capitalized for the San Emidio Phase II project. Drilling and reservoir analysis costs that exceeded $1,448,000 were capitalized in Guatemala. Costs were capitalized at WGP Geysers for permitting and an interconnection study that totaled approximately $1,174,000.

During the year ended December 31, 2015, the Company focused development activities on the San Emidio Phase II; Guatemala, Crescent Valley and WGP Geysers projects. Drilling and testing costs of approximately $665,000 were incurred on the San Emidio Phase II. Drilling costs exceeded $1,526,000 in Guatemala. Drilling costs of approximately $1,096,000 were incurred on the first production well at Crescent Valley. Costs were incurred at WGP Geysers for site preparation, an interconnection study and well field testing that totaled approximately $1,551,000. In September 2015, the Company disposed of the fully depreciated old power plant located in San Emidio, Nevada at its historical cost of $2,275,475. In November 2015, the Company purchased all of the long lead equipment for the construction of three binary geothermal power plants for $1.5 million.

Property, plant and equipment, at cost, are summarized as follows:

	December 31,
	2016	2015
Land	$3,116,262	$3,074,052
Power production plant	159,876,162	159,800,893
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	71,340,305	67,621,167
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	4,491,058	3,668,984
	182,393,996	177,735,305
Less: accumulated depreciation	(37,216,385)	(31,021,494)
	145,177,611	146,713,811
Construction in progress	25,123,738	21,022,981

	$170,301,349	$167,736,792

Depreciation expense charged to plant operations and administrative costs for the years ended December 31, 2016 and 2015, was $6,284,405 and $6,228,133; respectively.

Changes in construction in progress are summarized as follows:

	For the Year Ended December 31,
	2016	2015

Beginning balances	$21,022,981	$15,652,722
Development/construction	8,116,725	5,370,259
Placed into operation	(4,015,968)	-

Ending balances	$25,123,738	$21,022,981

Constructions in Progress, at cost, consisting of the following projects/assets by location are as follows:

	December 31,
	2016	2015
Raft River, Idaho:
Unit I, well improvements	$5,377	$105,160
Unit I, plant improvements	108,555	-
Unit II, power plant, substation and transmission lines	751,618	750,493
Unit II, well construction	2,149,835	2,146,531
	3,015,385	3,002,184
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	426,941	426,942
Unit II, well construction	4,748,924	3,798,563
	5,175,865	4,225,505
Neal Hot Springs, Oregon:
Power plant and facilities	73,761	50,297
Well construction	378,098	314,360
	451,859	364,657

WGP Geysers, California:
Power plant and facilities	325,989	325,989
Well construction	8,865,093	7,690,748
	9,191,082	8,016,737
Crescent Valley, Nevada:
Well construction	1,655,653	1,228,888
El Ceibillo, Republic of Guatemala:
Well construction	5,625,394	4,176,510
Plant and facilities	8,500	8,500
	5,633,894	4,185,010

	$25,123,738	$21,022,981

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized by project location as follows:

	December 31,
	2016	2015
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(1,480,804)	(1,299,119)
	3,969,753	4,151,438
Inactive:
Raft River, Idaho:
Surface water rights	146,342	146,342
Geothermal water and mineral rights	1,281,540	1,281,540

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

Crescent Valley, Nevada:
Geothermal water and mineral rights	451,608	451,608

The Geysers, California:
Geothermal water rights	278,872	278,872

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	11,114,390	11,114,390

	$15,084,143	$15,265,828

Amortization expense was charged to plant operations for the years ended December 31, 2016 and 2015 that amounted to $181,685 and $181,685; respectively.

NOTE 6 – INCOME TAXES

The significant components of the deferred income taxes are:

	December 31,
	2016	2015
Long-term deferred tax assets:
Net operating loss carry forward	$35,893,000	$33,716,000
Stock based compensation	1,052,000	1,432,000
Tax credit carryforward and other	156,000	-

Long-term deferred tax liabilities:
Depreciation and amortization	(28,755,000)	(26,227,000)
Total deferred tax assets	8,346,000	8,921,000
Less: valuation allowance	-	-
Net deferred income tax assets	$8,346,000	$8,921,000

Income before income taxes consists of the following:

	For the Year ended December 31,
	2016	2015

United States	$4,335,369	$6,543,299
Foreign	(175,021)	(206,801)
	4,160,348	6,336,498
Income attributable to non-controlling interests	(3,122,017)	(3,103,269)
Income attributable to U.S. Geothermal Inc.	$1,038,331	$3,233,229

The Company’s estimated effective income tax rates are as follows:

	For the Year Ended December 31,
	2016	2015
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	1.2	3.5
Impact of state deferred rate decrease	(3.0)	-
Stock based compensation	7.8	-
Other	(0.6)	-
Consolidated tax rate before non-controlling interest	39.4	37.5
Tax effect of non-controlling interests	(25.5)	(18.4)
Net effective tax rate	13.9%	19.1%

The provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2016	2015
Current:
United States	$-	$-
Foreign	-	-
	-	-
Deferred:
United States	575,000	1,386,000
Foreign	-	-
Provision from income taxes	$575,000	$1,386,000

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the year ended December 31, 2016, reflects a reported effective tax rate of 13.9%, which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the non-controlling interest, stock compensation and state income taxes.

At December 31, 2016, the Company had net income tax operating loss carry forwards of approximately $102,000,000, which expire in the years 2023 through 2036. Approximately $97,000,000 of the operating losses were generated by the Company, the residual originated from acquired subsidiaries.

In 2014, the Company purchased a group of companies. Federal and applicable state net operating losses that totalled approximately $5.8 million were included in the acquisition. These NOLs are scheduled to expire in the years ending 2024 through 2034. The use of these net operating losses is restricted by the Company’s basis (acquisition price) and the “applicable federal rate” as defined by Section 382 of federal tax law. The estimated available net operating losses from the acquired companies were approximately $4,950,000 at December 31, 2016.

Accounting for Income Tax Uncertainties and Related Matters
The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho, California and Oregon. These filings are generally subject to a three year statute of limitations, but do remain open to Internal Revenue Service adjustments for net operating loss carryforward. No filings are currently under examination.

The Company currently does not have any uncertain tax positions to disclose. In the event that the Company is assessed interest or penalties on uncertain tax positions at some point in the future, it will be classified in the financial statements as tax expense.

NOTE 7 – LONG TERM NOTES PAYABLE

Prudential Capital Group – Idaho USG Holdings LLC
In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance the Company’s development activities. The original principal totaled $20 million and included the option to issue additional debt up to $50 million within the next two years. The original $20 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually at amounts based upon a 20-year amortization period and the scheduled remaining balance of $16,009,495 is due in full at the end of the 7 year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs (Oregon USG Holdings LLC and USG Oregon LLC) and the Raft River (Raft River Energy I LLC) projects. At December 31, 2016, the balance of the loan was $19,915,115 (current portion $618,640) and the net unamortized debt issuance costs associated with this loan totaled $742,873 ($821,070, less amortized costs of $78,197).

U.S. Department of Energy – USG Oregon LLC
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may e accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and are scheduled to be reduced to $1,499,259 on February 10, 2017 and continue through February 12, 2035. The loan balance at December 31, 2016 totaled $60,171,274 (current portion $2,998,518).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through December 31, 2016	(22,886,691)

Loan balance at December 31, 2016	$60,171,274

* - Individual tranches have been fully extinguished.

Prudential Capital Group – USG Nevada LLC
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At December 31, 2016, the balance of the loan was $29,041,531 (current portion $638,949).

Auto Loan
On July 28, 2016, the Company’s wholly owned subsidiary (U.S. Geothermal Services) purchased a truck with down payments that totaled $39,496 and a loan agreement with Chrysler Capital. The loan requires total monthly payments of $313, including interest at an average rate of 6.74% per annum until July 2018. The note is secured by the vehicle. At December 31, 2016, the loan balance totaled $5,634 (current portion $3,488).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
December 31,	Payments
2017	$4,259,595
2018	3,978,248
2019	4,301,749
2020	4,585,944
2021	4,920,589
Thereafter	87,087,429

$109,133,554

NOTE 8 – COMMON STOCK

Stock Purchase Agreement
On January 25, 2016, the Company entered into a Purchase Agreement with Lincoln Park Capital (“LPC”). Under the Purchase Agreement, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period. During the quarter ended March 31, 2016, the Company issued 2,463,810 (410,635 adjusted for share consolidation) shares of common stock at prices between $0.58 and $0.61 ($3.48 and $3.66 adjusted for share consolidation) per share under the Purchase Agreement.

Share Consolidation (Reverse Stock Split)
On November 9, 2016, the Company effected a 1-for-6 share consolidation of its outstanding common stock. All share and per share amounts for all periods presented in these consolidated financial statements and notes have been adjusted retrospectively, where applicable, to reflect this share consolidation.

To reflect the reverse stock split on shareholder’s equity, we reclassified an amount equal to the par value of the reduced shares from the common stock par value to additional paid in capital, which had no net impact to shareholders’ equity on our consolidated balance sheet. All per share information in our consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split. Proportional adjustments were, also, be made to all shares of common stock issuable under the Company’s stock incentive plans and common stock purchase warrants.

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2016, the Company can issue stock option grants totaling up to 2,845,567 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2015 and changes for the years ended December 31, 2015 and 2016:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2015	1,968,083	$3.72	$4,273,243
Forfeited/Expired	(258,333)	5.16	-
Exercised	(25,833)	1.92	-
Granted	418,333	4.44	-
Balance outstanding, December 31, 2015	2,102,250	3.42	3,940,061
Forfeited/Expired	(398,790)	4.95	-
Exercised	(342,129)	2.54	-
Granted	463,333	4.04	-

Balance outstanding, December 31, 2016	1,824,664	$3.38	$3,186,265
Vested and expected to vest at December 31, 2016	1,806,417	$3.38	$3,154,402

The fair value of the stock options granted was estimated using the Black-Scholes-Merton option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Year Ended December 31,
	2016	2015
Dividend yield	0	0
Expected volatility	65%	65%
Risk free interest rate	0.58%	0.58%
Expected life (years)	3.26	3.26

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2016:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$1.86	114,164	0.65	114,164	$106,559
2.76	221,655	1.56	221,655	323,055
2.10	208,333	6.30	208,333	337,977
2.46	2,500	1.67	2,500	3,012
4.44	431,989	2.25	431,989	1,047,282
2.88	314,785	3.37	314,785	386,646
3.18	75,000	3.48	75,000	114,522
3.78	144,575	4.22	72,288	114,277
4.02	149,998	4.25	74,999	134,805
4.26	103,333	4.28	51,666	97,346
4.50	25,000	4.66	6,250	10,192
4.32	33,332	4.75	8,333	14,716
	1,824,664	3.28	1,581,962	$2,690,389

At December 31, 2016, total compensation cost related to stock options granted under the Stock Plan but not yet recognized was $294,990 net of estimated forfeitures.

Common Stock Compensation Plan (Restricted Shares)

Restricted shares are issued to the recipients when granted and held by the Company until vested. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares.

The following table summarizes restricted stock activity under the Stock Plan for 2016 and 2015:

	Shares	Issue Price

Unvested at January 1, 2015	93,187	$2.88

Granted	71,399	3.02
Vested	(93,187)	2.88

Unvested at December 31, 2016	71,399	3.02

Granted	60,833	4.07
Vested	(71,399)	3.02

Unvested December 31, 2016	60,833	$4.07

Expected to vest after December 31, 2016	60,833	$4.07

At December 31, 2016, total compensation cost related to restricted stock granted under the Stock Plan but not yet recognized was $63,800 net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.5 years.

Stock Purchase Warrants

At December 31, 2016, the outstanding share purchase warrants totaled 385,139 with a warrant exercise price of $3.00 per warrant and expire December 26, 2017.

During the quarter ended December 31, 2016, broker warrants that totaled 42,618 were exercised by a broker at the exercise price of $2.62.

During the quarter ended June 30, 2016, stock purchase warrants that totaled 166,667 were exercised by an investor at the exercise price of $3.00.

NOTE 10 – FAIR VALUE MEASUREMENT

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

The following table discloses, by level within the fair value hierarchy, the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet at fair value on a recurring basis:

At December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$37,347,897	$37,347,897	$-	$-

At December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$27,921,666	$27,921,666	$-	$-

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

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of December 31, 2016, the Company had funded a security deposit of $1,468,898.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company incurred total geothermal and mineral operating lease expenses for the years ended December 31, 2016 and 2015 of $722,499 and $523,658; respectively. Included in the total lease expense are minimum lease payments of $323,714 and $164,405 and royalty based contingent lease expense of $398,785 and $359,253 for the years ended December 31, 2016 and 2015; respectively.

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

Office Lease
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that began February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the years ended December 31, 2016 and 2015, the office lease costs totaled $115,830 and $106,178; respectively.

The following is the total remaining contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2017	$1,109,686
2018	1,015,397
2019	901,791
2020	881,712
2021	810,726
Thereafter	12,714,238

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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The Company matches 50% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $101,992 and $100,872 for the years ended December 31, 2016 and 2015, respectively.

NOTE 13 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated to total $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At December 31, 2016, the Company has not considered it necessary to specifically fund these obligations. During the year ended December 31, 2015, the Company engaged in activities that reduced the estimated liability related to the site’s impacted soil. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. All of the obligations were considered to be long-term at December 31, 2016 and 2015.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than the assets’ estimated salvage values. Therefore, as of December 31, 2016 and 2015, no retirement obligations have been recognized.

	For the Year Ended December 31,
	2016	2015
Beginning balance	$1,204,930	$1,400,000
Soil remediation	-	(209,070)
Accretion	14,973	14,000
Ending balance	$1,219,903	$1,204,930

NOTE 14 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	December 31,
	2016	2015

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$207,217	$213,882
Oregon USG Holdings LLC interest held by Enbridge Inc.	25,361,410	25,353,058
Raft River Energy I LLC interest held by Goldman Sachs	1,011,363	2,044,984
	$26,579,990	$27,611,924

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the years ended December 31, 2014 and 2015, the Company contributed $496,000 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 31.34%, and increased the Company’s interest to 68.73% as of December 31, 2015. During the year ended December 31, 2016, the Company contributed $19,042 to support the project’s operations that were not proportionally matched by GGE. These contributions effectively further reduced GGE’s ownership interest to 31.01%, and increased the Company’s interest to 68.99%.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the years ended December 31, 2016 and 2015, distributions were made to the Company that totaled $6,107,217 and $5,193,883; respectively. During the years ended December 31, 2016 and 2015, distributions were made to Enbridge that totaled $4,071,478 and $3,462,588.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Goldman Sachs. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2016, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017. During the year ended December 31, 2016, RREI distributed funds to the Company and Goldman Sachs of $1,203,349 and $82,473; respectively. During the year ended December 31, 2016, the Company made contributions of $3,349,087 to RREI to support well construction.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Additional Interest in Raft River Energy I LLC/Promissory Note
On December 16, 2015, the Company signed a purchase agreement with Goldman Sachs for the acquisition of the majority of the cash flow interest in Raft River Energy I LLC (“RREI”) for the total purchase price of $5.1 million. The purchase consisted of a $3.5 million cash payment plus a promissory note of $1.6 million that was paid in full on March 31, 2016.

NOTE 15 – BUSINESS SEGMENTS

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

	Operating	Corporate &
	Plants	Development	Consolidated

Total Assets:
December 31, 2016	$188,682,162	$54,742,170	$243,424,332
December 31, 2015	186,989,224	41,227,903	228,217,127

For the Year Ended December 31,
2016:
Operating Revenues	$31,481,675	$-	$31,481,675
Net Income (Loss)	10,625,887	(7,040,539)	3,585,348
2015:
Operating Revenues	31,200,098	-	31,200,098
Net Income (Loss)	10,849,514	(5,899,016)	4,950,498

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934 as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were effective as of December 31, 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013). Based on its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Moss Adams LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
U.S. Geothermal Inc.

We have audited U.S. Geothermal Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, U.S. Geothermal Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Geothermal Inc. as of December 31, 2016 and December 31, 2015, and the consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended, and our report dated March 9, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 9, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors (the “Board”) of the Company is currently composed of eight directors: Dennis J. Gilles, Douglas J. Glaspey, Ali G. Hedayat, Randolph J. Hill, Paul A. Larkin, Leland L. Mink, James C. Pappas and John H. Walker. The majority of the Board, made up of Mr. Hedayat, Mr. Hill, Mr. Larkin, Dr. Mink, Mr. Pappas and Mr. Walker, satisfy the applicable independence requirements of the NYSE MKT LLC (“NYSE MKT”), and National Instrument 58-101, Disclosure of Corporate Governance Practices and Multilateral Instrument 52-110, Audit Committees. Mr. Gilles and Mr. Glaspey do not satisfy such independence requirements based on their employment as executive officers of the Company. The Board has one class of members that is elected at each annual shareholders meeting to hold office until the next annual shareholders meeting or until their successors have been duly elected and qualified.

Dennis J. Gilles: Age 58, has served as the Chief Executive Officer since April 2013 and a director of the Company since September 2011. Mr. Gilles also currently serves as a Director and Executive Board Officer of the Geothermal Resource Council. Mr. Gilles is a senior executive with 30 years of experience in the management, operations, maintenance, engineering, construction and administration of power and petrochemical plants and their related facilities. Mr. Gilles’ primary activities have included the identification, evaluation and acquisition of existing renewable projects or portfolios, as well as heading development of new green-field opportunities. During his 23 year career with Calpine Corporation as Senior Vice President, Mr. Gilles managed the Company’s geothermal portfolio of 750 megawatts at the Geysers geothermal field where he was instrumental in consolidating the majority of the ownership interests into a single entity. Mr. Gilles was part of the expansion and growth of Calpine Corporation from the very first megawatt to what is now the largest independent power producer in the United States. Mr. Gilles holds a Masters of Business Administration and a Bachelor of Science in Mechanical Engineering. Mr. Gilles’ qualifications to serve as a director of the Company include his over 35 years of experience in the energy industry and his many years of senior management and director experience.

Douglas J. Glaspey: Age 64, is the co-founder, President and Chief Operating Officer and a director of the Company. He has served as a director of the Company since March 2000, President of the Company since September 2011, and Chief Operating Officer of the Company since December 2003. Mr. Glaspey served from March 2000 until December 2004 as the President and Chief Executive Officer for the TSX Venture Exchange (“TSX-V”) listed U.S. Cobalt Inc. until the acquisition of Geo-Idaho in December 2003. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition of Geo-Idaho in December 2003. During his career in the mining industry, he has held operating positions with ASARCO, Earth Resources Company, Asamera Minerals, Atlanta Gold Corporation and Twin Gold Corporation. Mr. Glaspey has 38 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes public company financing and administration, production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation. He is currently a director of TSX-V listed Thunder Mountain Gold, Inc., which is also quoted on the OTC Bulletin Board. Mr. Glaspey’s qualifications to serve as a director of the Company include his over 38 years of experience in the natural resource industry and his many years of senior management and director experience.

Ali G. Hedayat: Age 41, serves as a director of the Company effective February 1, 2017. Mr. Hedayat is the founder and Managing Director of Maryana Capital in Toronto, Canada. He previously co-founded Edoma Capital in London, was a Partner at Indus Capital in London, and worked for the Goldman Sachs Group in New York and London as a Managing Director and Co-head of Americas Principal Strategies. Mr. Hedayat currently serves as a Director for Restaurant Brands International Inc., and has previously served as a Director for companies in the cable, pharmaceutical and media industries. Mr. Hedayat holds a Bachelor of Commerce degree, with honors, earning a double major in Finance and Economics from McGill University. His qualifications to serve as a Director of the Company include over 20 years of investment banking experience with an emphasis in power, utilities, and distressed debt and equity in European, North American and Latin American markets.

Randolph J. Hill: Age 61, serves as a director of the Company effective September 30, 2016. Mr. Hill is a corporate lawyer with Stoel Rives with significant experience in corporate governance, mergers and acquisitions, energy and infrastructure development, project financing, and EPC, design-build and management and operations contracting, and also serves as Chair of the Idaho Energy Resources Authority and a member of the Board of Governors of the Andrus Center for Public Policy at Boise State University. He has previously worked as Chief Legal Officer for a major division of AECOM (previously Washington Group International and then URS through successive mergers), as General Counsel and then President and CEO for Ida-West Energy, and as a corporate lawyer at a premier Wall Street law firm. He has previously served as a director for the Boise Metro Chamber of Commerce (one year as Chair), the Idaho Association of Commerce and Industry, and the Women’s and Children’s Alliance (four years as President). Mr. Hill holds a law degree from Georgetown University Law Center and a bachelor’s degree from George Washington University. Mr. Hill’s qualifications to serve as a director of the Company include his many years of senior management, legal and energy industry experience.

Paul Larkin: Age 66, serves as a director of the Company, a position he has held since March 2000. He served as Secretary of the Company from March 2000 until December 2003, and has served as Chairman of the Audit Committee from 2003 to present. He also served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until its acquisition in December 2003. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and a director and officer of various TSX-V listed companies. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX-V: Esrey Energy Ltd., Condor Resources Ltd., Tyner Resources Ltd. Gstaad Capital Corp., Westbridge Energy Corp., and Velocity Minerals Ltd. Mr. Larkin’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in corporate finance, merchant banking and administrative management of public companies.

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

James C. Pappas: Age 35, serves as a director of the Company effective September 30, 2016. Mr. Pappas founded JCP Investment Management in Houston in June 2009 and is the Managing Member and owner of the Firm. Since January 2015, Mr. Pappas has served as a director of Jamba, Inc., a leading health and wellness brand and the leading retailer of freshly squeezed juice, where he is also a member of each of the Nominating and Corporate Governance Committee and the Audit Committee. Mr. Pappas also currently serves as a director of Tandy Leather Factory, Inc., a specialty retailer and wholesale distributor of leather and leather related products. Previously, Mr. Pappas served on the Board of Directors of The Pantry, Inc., has also served as Chairman of the Board of Directors of Morgan’s Foods, and has also served as a director of Samex Mining Corp. From 2005 until 2007, Mr. Pappas worked for The Goldman Sachs Group, Inc. in their Investment Banking / Leveraged Finance Division. As part of the Goldman Sachs Leveraged Finance Group, Mr. Pappas advised private equity groups and corporations on appropriate leveraged buyout, recapitalization and refinancing alternatives. Prior to Goldman Sachs, Mr. Pappas worked at Banc of America Securities, the investment banking arm of Bank of America, where he focused on Consumer and Retail Investment Banking, providing advice on a wide range of transactions including mergers and acquisitions, financings, restructurings and buy-side engagements. Mr. Pappas received a BBA in Information Technology, and a Masters in Finance from Texas A&M University. His qualifications to serve as a director of the Company includes his years of investment banking and director experience.

John H. Walker: Age 67, is a director and the Chairman of the Board of Directors of the Company. He has held that position since December 2003. He is also a Managing Director of Kensington Capital Partners Ltd and a National Director of Trout Unlimited Canada. Mr. Walker has a 38 year history in urban planning, energy security and power plant development in Ontario and internationally as well as experience on both public and private sector boards. Mr. Walker was a founding director of the Greater Toronto Airports Authority in 1992 and chaired the first Planning and Development Committee of the Board which provided oversight in the construction of CDN$4.4 billion terminal complex at Toronto Pearson Airport completed in 2004. He was instrumental in the development of a 117 megawatt cogeneration power plant at Toronto Pearson Airport which commenced operations in 2005. Additionally, he was a founding Director of the Borealis Infrastructure Fund which is now owned by Ontario Municipal Employee Retirement System (OMERS). Mr. Walker has worked in the financial services community as an investment banker with Loewen Ondaatje McCutcheon and has served on the Board of Directors of Sheridan College Institute of Technology and Advanced Learning. His background includes 10 years at Ontario Hydro where he was responsible for site selection, alternative energy and international market development. Mr. Walker has also acted as a senior advisor to Falconbridge on the Koniambo project, a CDN$3 billion nickel smelter, mine, power plant and port project in New Caledonia. Mr. Walker advises corporations on matters related to infrastructure and energy development and acts as a developer of power plants. Mr. Walker is a Registered Professional Planner in the Province of Ontario and a member of the Canadian Institute of Planners. Mr. Walker has a BSc. from Springfield College and a Masters of Environmental Studies (Urban and Regional Planning) from York University. Mr. Walker’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in international business development.

Additional Executive Officers Who are Not Directors

Kerry D. Hawkley: Age 63, serves as the Chief Financial Officer and Corporate Secretary of the Company. He has served as the Company’s controller since July 2003, and became CFO as of January 1, 2005. From July 2003 to December 2004, he also provided consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 39 years of experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Executive officers, directors and greater than 10% shareholders are required to furnish us with copies of these reports. Based solely on our review of the Section 16(a) reports furnished to us with respect to the year ended December 31, 2016 and written representations from our executive officers, directors and greater than 10% shareholders, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were satisfied. A Form 4 for Randolph Hill was filed one day late due to a delay in the issuance in his EDGAR codes by the SEC.

Code of Ethics
Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at http://www.usgeothermal.com by clicking on “About Us” and then “Code of Ethics”. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info@usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location on our website. No waivers were granted during the year ended December 31, 2016. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE MKT listing rules.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Randolph J. Hill, Ali G. Hedayat, Paul A. Larkin, Leland L. Mink and John H. Walker. Our Board has determined that Paul A. Larkin, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NYSE MKT independence standards applicable to audit committee members.

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

Generally, the Compensation and Benefits Committee grants stock options to all employees, including executive officers, for motivation and retention purposes annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and typically with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically occurs during the second fiscal quarter. The options typically vest 25% on the date of grant, and another 25% each six months thereafter. During the fiscal year ended December 31, 2016, stock option grants to executive officers represented approximately 45% of the total stock option grants to all employees. During the year ended December 31, 2015, stock option grants to executive officers represented approximately 47% of the total stock option grants to all employees. We do not have a formal procedure for determining factors to consider when making grants. The committee uses an informal review of similar sized companies engaged in natural resource development to assist in determining the appropriate levels of stock option. In 2015, the percentage of votes cast “For” our advisory “say on pay” resolution to approve our executive compensation was 88.4% . The Board and the Compensation and Benefits Committee considered the results of the advisory vote and no significant changes have been made to the executive compensation programs based on the 2015 “say on pay” results.

Our executive officers do not normally receive any material incremental benefits that are not otherwise available to all of our employees. Our health and dental insurance plans are the same for all employees.

Gilles Employment Agreement
Effective April 19, 2013, Dennis J. Gilles entered into an employment agreement as the Company’s new Chief Executive Officer. The initial term of employment will be from April 19, 2013 until the earlier of April 18, 2015 or termination of employment in accordance with the terms of the employment agreement. The employment agreement will automatically renew at the end of the initial term, and at the end of each subsequent term, for an additional one year term unless either the Company or Mr. Gilles gives written notice of non-renewal to the other party at least 90 days prior to expiration of the then-current term. Effective January 9, 2017, the Company and Dennis Gilles, the Company’s Chief Executive Officer, entered into an amendment (the “Amendment”) to Mr. Gilles’ employment agreement (the “Agreement”) to extend the current term of the Agreement by three months. The initial term of the Agreement was from April 19, 2013 until the earlier of April 18, 2015 or termination of employment in accordance with the terms of the Employment Agreement.

The Agreement automatically renewed at the end of the initial term, and at the end of each subsequent term, for an additional one year term unless either the Company or Mr. Gilles gives written notice of non-renewal to the other party at least 90 days prior to expiration of the then-current term. The current term of the Agreement ends on April 18, 2017 (the “Current Term”). The Amendment extends the Current Term by three (3) months, such that the Current Term of the Agreement now ends on July 18, 2017. As a result of the extension of the Current Term, any notice of non-renewal delivered pursuant to the Agreement must now be delivered no later than April 19, 2017, which is ninety (90) days prior to the expiration of the Current Term. If a notice of non-renewal is not delivered in accordance with the Agreement, the Agreement shall automatically renew at the end of the Current Term on July 18, 2017, for an additional one (1) year term. No other terms of the Agreement were amended.

The Company has agreed to pay to Mr. Gilles an annual base salary of $375,000, which increased to $410,000 on April 19, 2014 and will remain in place as a minimum annual base salary during all successive periods under the employment agreement. In addition, Mr. Gilles received a signing bonus of $100,000 payable in the Company’s common stock and cash to cover the tax impact of the stock bonus. Mr. Gilles was also granted 50,000 restricted shares of the Company’s common stock, and a non-qualified stock option to acquire a total of 208,333 shares of the Company’s common stock at a price of $2.10 per share with a term of 10 years. Until the earlier of expiration or termination of the employment agreement, the Company has agreed to provide Mr. Gilles, at the Company’s expense, a $1,000,000 life insurance policy that names the Gilles Family Trust as the beneficiary in the event of the death of Mr. Gilles. Mr. Gilles will be eligible to earn annual bonuses with the target amount being 100% of his annual base salary payable in a combination of cash and restricted shares of the Company’s common stock, provided that no more than one-half of the annual bonus will be paid in the form of restricted shares. The actual bonus amount will be subject to the discretion of the Company’s board of directors and its Compensation and Benefits Committee. On April 18, 2014, Mr. Gilles was granted 66,667 stock options to acquire shares of the Company’s common stock at an exercise price of $4.44, a cash bonus of $150,000 and 54,167 shares of restricted stock with a one-year vesting period. On June 26, 2015, Mr. Gilles was granted 75,000 stock options to acquire shares of the Company’s common stock at an exercise price of $3.18, a cash bonus of $102,500 and 32,233 shares of restricted stock with a one-year vesting period. On April 18, 2016, Mr. Gilles was granted 103,333 stock options at an exercise price of $4.26, a cash bonus of $75,000, unrestricted common shares valued at $60,000, and 30,833 restricted shares with a one-year vesting period. On subsequent annual anniversaries, Mr. Gilles will be eligible to receive stock option awards at a similar level with the actual amount determined by the Company’s board of directors. Mr. Gilles and his immediate family will be eligible to participate in the Company’s employee health insurance, dental insurance, retirement plan 401(k) and any other employee benefit plans in accordance with the terms and conditions of such plans. Mr. Gilles is entitled to five weeks of vacation within each 12-month period under the employment agreement. Subject to certain limitations and conditions, the Company will also reimburse Mr. Gilles for all reasonable expenses incurred in connection with his employment and the cost of travel between the Company’s office in Boise, Idaho and his home. In addition, Mr. Gilles has received cost reimbursement for a single relocation for costs of $35,000.

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

The Company has agreed to pay to Mr. Glaspey compensation of $224,180 per annum, to grant to Mr. Glaspey cash or stock bonus and/or stock options in such amount and under such conditions as may be determined by the Company’s board of directors, to provide to Mr. Glaspey (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company, to provide to Mr. Glaspey reasonable life insurance and accidental death coverage (with the proceeds payable to Mr. Glaspey’s estate or specified family member), and to provide to Mr. Glaspey such 401(k) retirement benefit as is available to other employees of the Company. In addition, the Company will reimburse Mr. Glaspey for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Glaspey is entitled to a paid vacation of five weeks within each 12 month period under the terms of the employment agreement.

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

In the event that Mr. Glaspey’s employment is terminated without “cause” by the Company or for “good reason” by Mr. Glaspey, and in the event that a “change of control” has occurred within the 12 months prior to the termination, Mr. Glaspey is entitled to receive compensation equal to 24 monthly installments of his normal compensation on the 30th day after the date of termination (which sum would be currently $448,360). The terms “cause”, “good reason” and “change of control” are defined in the employment agreement.

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

The Company has agreed to pay to Mr. Hawkley compensation of $182,962 per annum, to grant to Mr. Hawkley cash or stock bonus and/or stock options in such amount and under such conditions as may be determined by the Company’s board of directors, to provide to Mr. Hawkley (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company, and to provide to Mr. Hawkley such 401(k) retirement benefit as is available to other employees of the Company. In addition, the Company will reimburse Mr. Hawkley for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Hawkley is entitled to a paid vacation of five weeks within each 12 month period under the terms of the employment agreement.

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

In the event that Mr. Hawkley’s employment is terminated without “cause” by the Company or for “good reason” by Mr. Hawkley, and in the event that a “change of control” has occurred within the 12 months prior to the termination, Mr. Hawkley is entitled to receive compensation equal to 18 monthly installments of his normal compensation on the 30th day after the date of termination (which sum would be currently $274,443). The terms “cause”, “good reason” and “change of control” are defined in the employment agreement.

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

Zurkoff Employment Agreement
The Company has entered into an amendment to the employment agreement with Jonathan Zurkoff as the Company’s Executive Vice President, Finance. The employment agreement, as amended five times, is effective December 31, 2010, and will remain in effect until March 31, 2018 unless earlier terminated in accordance with its terms.

The Company has agreed to pay to Mr. Zurkoff compensation of $160,000 per annum pursuant to the employment agreement. This salary may be adjusted annually on the anniversary date of the employment agreement and is currently $195,840 per annum. The Company has also agreed to provide to Mr. Zurkoff such 401(k) retirement benefit as is available to other employees of the Company, and to provide to Mr. Zurkoff (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company. In addition, the Company will reimburse Mr. Zurkoff for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Zurkoff is entitled to a paid vacation of 20 days within each 12 month period under the terms of the employment agreement.

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

In the event that Mr. Zurkoff’s employment is terminated without “cause” by the Company or for “good reason” by Mr. Zurkoff, and in the event that a “change of control” has occurred within the 12 months prior to the termination, Mr. Zurkoff is entitled to receive compensation equal to 18 monthly installments of his normal compensation on the 30th day after the date of termination (which sum would be currently $293,760). The terms “cause”, “good reason” and “change of control” are defined in the employment agreement.

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

Name and principal position(s)	Year Ended	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Stock Awards (4) ($)	All other compensation (5) ($)	Total ($)

Dennis J. Gilles, Chief Executive Officer (effective 4/19/13)	12/31/15	410,000	102,500	114,524	156,000	2,750	785,774
	12/31/16	398,961	75,000	194,679	162,500	2,110	833,250

Douglas J. Glaspey, President and Chief Operating Officer	12/31/15	220,000	0	85,113	14,000	1,035	320,148
	12/31/16	202,441	9,000	77,888	0	1,035	290,364

Kerry D. Hawkley, Chief Financial Officer	12/31/15	179,375	8,969	40,317	11,351	0	240,012
	12/31/16	182,065	10,000	53,923	19,200	0	265,188

Jonathan Zurkoff, Treasurer and Executive Vice President	12/31/15	192,000	9,600	32,754	12,973	0	247,327
	12/31/16	194,880	8,000	47,821	16,800	0	267,501

(1)	Dollar value of base salary (cash and non-cash) earned by the Named Executive Officer during the fiscal year.
(2)	Dollar value of bonus (cash and non-cash) earned by the Named Executive Officer during the fiscal year. Bonuses are eligible to all employees and submitted and approved by the Board annually.
(3)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.
(4)	Stock awards (restricted shares) are valued at grant date.

(5)	Other compensation consists of all other compensation not disclosed in another category.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised stock options, unvested restricted stock, and other equity incentive plan awards held at the year ended December 31, 2016 by our Named Executive Officers.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market Value of
	Underlying	Underlying			Shares or Units	Shares or Units of
	Unexercised	Unexercised	Option	Option	of Stock That	Stock That Have
	Options	Options (1)	Exercise Price	Expiration	Have Not Vested	Not Vested
Name	(#) Exercisable	(#) Unexercisable	($)	Date	(#)	($)
Dennis J. Gilles	16,666	0	1.86	8/24/17	0	0
Douglas J. Glaspey	15,000	0	1.86	8/24/17	0	0
Dennis J. Gilles	208,333	0	2.10	4/19/23	0	0
Douglas J. Glaspey	25,000	0	2.76	7/22/18	0	0
Kerry D. Hawkley	20,833	0	2.76	7/22/18	0	0
Jonathan Zurkoff	20,833	0	2.76	7/22/18	0	0
Dennis J. Gilles	66,666	0	4.44	4/2/19	0	0
Douglas J. Glaspey	36,666	0	4.44	4/2/19	0	0
Kerry D. Hawkley	29,166	0	4.44	4/2/19	0	0
Jonathan Zurkoff	29,166	0	4.44	4/2/19	0	0
Douglas J. Glaspey	63,333	0	2.88	5/15/20	0	0
Kerry D. Hawkley	30,000	0	2.88	5/15/20	0	0
Jonathan Zurkoff	26,666	0	2.88	5/15/20	0	0
Dennis J. Gilles	75,000	0	3.18	6/26/20	0	0
Douglas J. Glaspey	21,667	21,666	4.02	3/31/21	4,166	16,750
Kerry D. Hawkley	15,000	15,000	4.02	3/31/21	3,888	15,633
Jonathan Zurkoff	15,000	15,000	4.02	3/31/21	3,333	13,400
Dennis J. Gilles	51,667	51,666	4.26	4/11/21	30,833	131,350

(1)	The $4.02 options unexercisable at December 31, 2016 will fully vest on September 30, 2017.
The $4.26 options unexercisable at December 31, 2016 will fully vest on October 11, 2017.

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

Name	Change of Control Salary ($)	Change of Control Benefits ($)	Change of Control Total ($)
Dennis J. Gilles	2,460,000	31,121	2,491,121
Douglas J. Glaspey	448,360	24,257	472,617
Kerry D. Hawkley	274,443	17,913	292,356
Jonathan Zurkoff	293,760	16,527	310,287

Director Compensation

The following table summarizes the compensation paid to our directors during the year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compens- ation ($)	Nonqualified deferred compensa- tion earnings ($)	All other compensa- tion ($)	Total ($)
John H. Walker	50,700	0	29,956	0	0	0	80,656

Paul A. Larkin	53,100	0	29,956	0	0	0	83,056

Leland L. Mink	40,300	0	23,965	0	0	0	64,265

Randolph J. Hill	12,250	0	29,430	0	0	0	41,680

James C. Pappas	11,850	0	29,430	0	0	0	41,280

(1)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,824,664	$3.38	1,020,903
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,824,664	$3.38	1,020,903

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of December 31, 2016 by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock. The percentage of beneficial ownership is based on 18,970,445 shares of the Company’s common stock outstanding as of December 31, 2016.

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial		Percent of
	Ownership		Class
JCP Investment Management, LLC
1177 West Loop South, Suite 1650	2,854,948	(1)	15.05%
Houston, TX 77027
Bradley Louis Radoff
1177 West Loop South, Suite 1625	1,825,000	(2)	9.62%
Houston, TX 77027
Private Management Group, Inc.
15635 Alton Parkway, Suite 400	1,591,847	(3)	8.39%
Irvine, CA 92618

(1)

As of September 30, 2016, based on information set forth in a Schedule 13D filed with the SEC on October 3, 2016 by JCP Investment Management, LLC. Each of the persons listed may be deemed to be a member of a Section 13(d) group that collectively beneficially owns more than 10% of the Issuer’s outstanding shares of Common Stock, and each such person disclaims beneficial ownership of the shares of Common Stock reported herein except to the extent of his or its pecuniary interest therein. Includes 938,360 shares of Common Stock owned directly by JCP Investment Partnership, LP (“JCP Partnership”). Also includes 1,916,588 shares of Common Stock owned directly by JCP Drawdown Partnership III, LP (“JCP Drawdown III”). JCP Partners, as the general partner of each of JCP Partnership and JCP Drawdown III, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. JCP Investment Holdings, LLC (“JCP Holdings”), as the general partner of each of JCP Partners, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. JCP Investment Holdings, LLC (“JCP Holdings”), as the general partner of JCP Partners, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. JCP Investment Management, LLC (“JCP Management”), as the investment manager of each of JCP Partnership and JCP Drawdown III, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. James C. Pappas, as the managing member of JCP Management and sole member of JCP Holdings, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III.

(2)

As of December 31, 2016, based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2017 by Bradley Louis Radoff, who has sole voting and dispositive power over 42,057 shares of the Company’s common stock and shared dispositive power over 1,782,943 shares under FMLP, Inc.

(3)

As of December 31, 2016, based on information set forth in a Schedule 13G filed with the SEC on January 31, 2017 by Private Management Group, Inc., which has sole voting and dispositive power over 1,591,847 shares of the Company’s common stock.

Security Ownership of Management
Our executive officers and directors are encouraged to own our common stock to further align their interests with our shareholders’ interests. The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of December 31, 2016, by each of our directors, Named Executive Officers and directors and executive officers as a group. The percentage of beneficial ownership is based on 18,970,445 shares of the Company’s common stock outstanding as of December 31, 2016.

	Amount and
	Nature
Name of Beneficial Owner	of Beneficial		Percent of
	Ownership		Class
Dennis J. Gilles	643,277	(1)	3.39%
Douglas J. Glaspey	278,280	(2)	1.47%
Kerry D. Hawkley	130,329	(3)	*
Randolph J. Hill	8,333	(4)	*
Paul A. Larkin	134,134	(5)	*
Leland L. Mink	78,061	(6)	*
James C. Pappas	2,863,281	(7)	15.09%
John H. Walker	75,606	(8)	*
Jonathan Zurkoff	121,169	(9)	*

All directors and executive officers as a group (10 persons)	4,332,470	(10)	22.84%

*	Less than 1% of the Company’s outstanding common stock
(1)	Includes 418,332 options exercisable within 60 days of December 31, 2016.
(2)	Includes 161,666 options exercisable within 60 days of December 31, 2016.
(3)	Includes 94,999 options exercisable within 60 days of December 31, 2016.
(4)	Includes 8,333 options exercisable within 60 days of December 31, 2016.
(5)	Includes 83,330 options exercisable within 60 days of December 31, 2016.

(6)	Includes 53,332 options exercisable within 60 days of December 31, 2016.
(7)	Includes 8,333 options exercisable within 60 days of December 31, 2016.
(8)	Includes 58,331 options exercisable within 60 days of December 31, 2016.
(9)	Includes 91,665 options exercisable within 60 days of December 31, 2016.
(10)	Includes 978,321 options exercisable within 60 days of December 31, 2016.

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

Director Independence

The Board is currently composed of eight directors: Dennis J. Gilles, Douglas J. Glaspey, Ali G. Hedayat, Randolph J. Hill, Paul A. Larkin, Leland L. Mink, James C. Pappas and John H. Walker. A majority of the Board, made up of Mr. Hedayat, Mr. Hill, Mr. Larkin, Dr. Mink, Mr. Pappas and Mr. Walker, satisfy the applicable independence requirements of the NYSE MKT. Mr. Gilles and Mr. Glaspey do not satisfy such independence requirements based on their employment as executive officers of the Company. The Board has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Each of the Board’s committees is composed only of directors that satisfy the applicable independence requirements of the NYSE MKT.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Moss Adams LLP for the year ended December 31, 2016 and 2015 for annual financial statements and reviews of financial statements included in the Company’s Quarterly Report on Forms 10-Q totaled $298,228 and $179,818; respectively.

Audit-Related Fees

The fees billed to the Company by Moss Adams LLP for the financial statement audits of the Company’s five subsidiaries (three in 2015) Idaho USG Holdings LLC and Oregon USG Holdings LLC, USG Oregon LLC, USG Nevada LLC and Raft River Energy I LLC for the years ended December 31, 2016 and 2015 were $76,000 and $51,000; respectively.

All Other Fees

The Company was billed by Moss Adams LLP for any other services during year ended December 31, 2016 that amounted to $9,885.

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

All of the services provided by our independent auditor for the years ended December 31, 2016 and 2015, including services related to the Audit-Related Fees and Tax Fees described above, were approved by the Audit Committee under its pre-approval policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
              1.   Consolidated Financial Statements.
                     See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
              2.   Exhibits. See below.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1	Amended Certificate of Incorporation of U.S. Geothermal Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-3 filed on March 20, 2015)
3.2	Third Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on March 10, 2016)
3.3	Plan of Merger of U.S. Geothermal Inc. and EverGreen Power Inc. (Incorporated by reference to exhibit 3.5 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.4	Amendment to Plan of Merger (Incorporated by reference to exhibit 3.6 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
3.5	Certificate of Amendment to Certificate of Incorporation of U.S. Geothermal Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form 8-K filed on November 9, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
4.4	Form of Broker Warrant (Incorporated by reference as exhibit 10.4 to the Company’s Form 8-K current report as filed on May 2, 2008)
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

10.12	Employment Agreement dated July 1, 2013 with Kerry D. Hawkley (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on July 26, 2013)
10.13	Employment Agreement dated July 1, 2013with Douglas J. Glaspey (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on July 26, 2013)
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
10.37

Loan Guarantee Agreement dated as of February 23, 2011, among USG Oregon LLC,U.S. Department of Energy, and PNC Bank N.A. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on August 31, 2011)

10.38

Equity Pledge Agreement dated as of February 23, 2011, among Oregon USG Holdings LLC, USG Oregon LLC, and PNC Bank, N.A. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on August 31, 2011)

10.39

Future Advance Promissory Note dated February 23, 2011, among USG Oregon LLC and Federal Financing Bank (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on August 31, 2011)

10.40

Note Purchase Agreement dated as of February 23, 2011 among the Federal Financing Bank, USG Oregon LLC, and the Secretary of Energy, acting though the Department of Energy (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on September 15, 2011)

10.41	Financing Agreement dated November 9, 2011, between USG Nevada LLC and AresCapital Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 16, 2011)
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

10.46	Employment Agreement dated April 19, 2013 with Dennis J. Gilles (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on April 23, 2013)
10.47	Amendment to the Employment Agreement dated January 9, 2017 with Dennis J. Gilles (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on January 12, 2017)
10.48	Employment Agreement dated December 31, 2010 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on July 26, 2013)
10.49	Amendment No. 5 to the Employment Agreement dated February 10, 2017 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.5 to the registrant’s Form 8-K as filed on February 16, 2017)
10.50	Note Purchase Agreement dated May 19, 2016 among Idaho USG Holdings, LLC, The Prudential Insurance Company of America and Prudential Annuities Life Assurance Corporation relating to $20,000,000, 5.80% Senior Secured Notes due March 31, 2023 (Incorporated by reference to exhibit 10.1 to the registrant’s Form 10-Q as filed on August 9, 2016)
13.1	Audited Consolidated Financial Statements of U.S. Geothermal Inc. as of December 31, 2015.
21.1	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Portions of these exhibits have been omitted based on a grant of, or an application for, confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.

(Registrant)

March 9, 2017
	By:	/s/ Dennis J. Gilles
Date		Dennis J. Gilles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

Chief Executive Officer and Director (Principal
/s/ Dennis J. Gilles	Executive Officer)	March 9, 2017
Dennis J. Gilles

Chief Financial Officer (Principal Financial and
/s/ Kerry Hawkley	Accounting Officer)	March 9, 2017
Kerry Hawkley

/s/ Douglas J. Glaspey	President, Chief Operating Officer and Director	March 9, 2017
Douglas J. Glaspey

/s/ John H. Walker	Chairman and Director	March 9, 2017
John H. Walker

/s/ Paul A. Larkin	Director	March 9, 2017
Paul A. Larkin

/s/ Leland L. Mink	Director	March 9, 2017
Leland R. Mink

/s/ Ali G. Hedayat	Director	March 9, 2017
Ali G. Hedayat

/s/ Randolph J. Hill	Director	March 9, 2017
Randolph J. Hill

Name	Title	Date

/s/ James C. Pappas	Director	March 9, 2017
James C. Pappas