Form 10-Q
period 2017-03-31
US GEOTHERMAL INC
filed 2017-05-10
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [   ]
Accelerated filer [X]
Non-accelerated filer [   ] (Do not check if a smaller reporting company)
Smaller reporting company [   ]
Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 5, 2017
Common stock, par value	19,039,435
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Three Months Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2017	2016

ASSETS

Current:
Cash and cash equivalents	$13,068,978	$15,287,144
Restricted cash and security bonds	9,815,136	8,527,462
Trade accounts receivable	4,469,804	4,102,018
Other current assets	1,668,734	1,664,866
Total current assets	29,022,652	29,581,490

Restricted cash and security bond reserves	18,605,059	20,111,350
Property, plant and equipment, net	169,622,415	170,301,349
Intangible assets, net	15,038,722	15,084,143
Net deferred income tax asset	8,211,000	8,346,000
Total assets	$240,499,848	$243,424,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,232,844	$2,255,710
Current portion of notes payable	3,892,026	4,259,595
Total current liabilities	6,124,870	6,515,305

Long-term Liabilities:
Asset retirement obligations	1,219,903	1,219,903
Notes payable, less current portion	102,279,570	104,131,086
Total long-term liabilities	103,499,473	105,350,989

Total liabilities	109,624,343	111,866,294

Commitments and Contingencies (note 10)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at March 31, 2017 and December 31, 2016 were: 19,039,435and 18,970,445; respectively)	19,039	18,970
Additional paid-in capital	122,448,633	121,933,378
Accumulated deficit	(16,713,410)	(16,974,300)
	105,754,262	104,978,048

Non-controlling interests	25,121,243	26,579,990
Total stockholders’ equity	130,875,505	131,558,038

Total liabilities and stockholders’ equity	$240,499,848	$243,424,332

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	For the Three Months Ended March 31,
	2017	2016

Plant Revenues:
Energy sales	$8,334,450	$8,410,822
Energy credit sales	102,619	92,454
Total plant operating revenues	8,437,069	8,503,276

Plant Expenses:
Plant production expenses	2,946,072	2,398,716
Depreciation and amortization	1,632,748	1,580,863
Total plant operating expenses	4,578,820	3,979,579

Gross Profit	3,858,249	4,523,697
Operating Expenses:
Corporate administration	303,706	354,046
Professional and management fees	145,765	1,056,509
Employee compensation	911,734	806,669
Promotion	36,835	83,412
Exploration	28,190	21,266
Operating Income	2,432,019	2,201,795

Other (income) expenses:
Interest expense	1,188,271	933,692
Other (income) expense	(14,738)	(9,692)

Income Before Income Tax Expense	1,258,486	1,277,795
Income tax expense	135,000	90,000

Net Income	1,123,486	1,187,795

Net income attributable to the non-controlling interests	(862,596)	(1,036,403)

Net Income Attributable to U.S. Geothermal Inc.	$260,890	$151,392

Net Earnings Per Share Attributable to U.S. Geothermal Inc.:
Basic	$0.01	$0.01
Diluted	0.01	0.01

Weighted average number of shares used in the calculation of income per share:
Basic	18,951,468	18,233,778
Diluted	19,285,288	18,547,035

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended March 31,
	2017	2016

Operating Activities:
Net Income	$1,123,486	$1,187,795
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	1,689,173	1,613,521
Stock based compensation	324,690	277,315
Change in deferred income taxes	135,000	90,000
Net changes in:
Trade accounts receivable	(367,786)	1,407,371
Accounts payable and accrued liabilities	40,533	478,507
Prepaid expenses and other	(3,868)	(50,810)
Total cash provided by operating activities	2,941,228	5,003,699

Investing Activities:
Purchases of property, plant and equipment	(1,269,749)	(1,501,101)
Grant reimbursement on construction	270,856	-
Net proceeds from (funding of) restricted cash reserves and bonds	218,617	(110,955)
Total cash used by investing activities	(780,276)	(1,612,056)

Financing Activities:
Issuance of common stock	190,634	1,258,385
Distributions to non-controlling interest	(2,321,343)	(2,451,484)
Principal payments on notes payable and other obligations	(2,248,409)	(3,421,317)
Total cash used by financing activities	(4,379,118)	(4,614,416)

Decrease in Cash and Cash Equivalents	(2,218,166)	(1,222,773)

Cash and Cash Equivalents, Beginning of Year	15,287,144	8,654,375

Cash and Cash Equivalents, End of Year	$13,068,978	$7,431,602

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$63,399	$803,144

Other Items:
Interest paid	1,855,640	1,361,349

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMALINC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Three Months Ended March 31, 2017 and Year Ended December 31, 2016

			Additional		Non-
	Number of	Common	Paid-In	Accumulated	controlling
	Shares	Shares	Capital	Deficit	Interest	Totals

Balance at January 1, 2016	17,933,570	$17,933	$118,220,681	$(17,437,631)	$27,611,924	$128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(4,153,951)	(4,153,951)
Stock issued under At Market Issuance Purchase Agreement net of commitment shares valued at $225,000	410,635	411	1,188,224	-	-	1,188,634

Stock issued by the exercise of employee stock options	342,082	342	882,961	-	-	883,303
Stock issued by the exercise of broker and stock purchase warrants	209,240	209	587,806			588,015
Stock compensation	74,918	75	1,053,706	-	-	1,053,782
Net income	-	-	-	463,331	3,122,017	3,585,348

Balance at December 31, 2016	18,970,445	18,970	121,933,378	(16,974,300)	26,579,990	131,558,038

Distributions to non-controlling interest entities	-	-	-	-	(2,321,343)	(2,321,343)
Stock issued by the exercise of employee stock options	24,999	24	55,472	-	-	55,496
Stock issued by the exercise of stock purchase warrants	45,046	45	135,093	-	-	135,138
Stock compensation	(1,055)	-	324,690	-	-	324,690
Net income	-	-	-	260,890	862,596	1,123,486
Balance at March 31, 2017	19,039,435	$19,039	$122,448,633	$(16,713,410)	$25,121,243	$130,875,505

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2017

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

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2017 and our operating results and cash flows for the three months ended March 31, 2017 and 2016. The accompanying financial information as of December 31, 2016, is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of March 31, 2017 and December 31, 2016, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At March 31, 2017, the Company’s total cash balance, excluding money market funds, was $7,376,783 and bank deposits amounted to $7,830,480. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $6,514,547 was not covered by or was in excess of FDIC insurance guaranteed limits. At March 31, 2017, the Company’s money market funds invested, primarily, in government backed securities totaled $32,639,791 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at March 31, 2017.

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

Renewable Energy Credits (“RECs”)
Currently, the Company operates three plants that produce renewable energy that creates a right to a REC. The Company earns one REC for each megawatt hour produced from the geothermal power plant. The Company considers the RECs to be outputs that are an economic benefit obtained directly through the operation of the plants. The Company does not currently hold any RECs for our own use. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At Raft River Energy I LLC (“RREI”), each REC is certified by the Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales. At all three plants, title for the RECs pass during the same month as energy sales. As a result, costs associated with the sale of RECs are not segregated on the consolidated statements of income.

Revenue Source

All of the Company’s operating revenues (energy sales and REC sales) originate from energy production from its interests in three geothermal power plants located in the states of Idaho, Oregon and Nevada.

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

Stock Compensation
In March 2016, FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”), Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Update 2016-09 provides guidance designed to simplify of the accounting treatment of certain matters surrounding share-based compensation. Update 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Changes related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. This Update was adopted during the current quarter with minimal impact on the financial presentation of the Company’s consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the U.S. Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2017	2016
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	502,994	284,621
Prudential Capital Group, Debt Service Reserves (USG Nevada LLC)	1,602,032	1,600,597
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	793,314	2,011,445
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
Prudential Capital Group, Debt Service Reserves (Idaho USG Holdings LLC)	1,755,776	1,755,776
Prudential Capital Group, Revenue Reserves (Idaho USG Holdings LLC)	2,285,836	-
CAISO, Transmission Interconnection Escrow Deposits	1,895,184	1,895,023

	$9,815,136	$8,527,462

Long-term restricted cash and bond reserves:

	March 31,	December 31,
Restricting Entities/Purpose	2017	2016
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves (USG Nevada LLC)	1,063,147	1,081,744
Prudential Capital Group, Well Reserves (USG Nevada LLC)	1,111,017	951,486
Prudential Capital Group, Maintenance Reserves (Idaho USG Holdings LLC)	1,807,890	1,807,890
Prudential Capital Group, Capital Expenditure Reserves (Raft River Energy I LLC)	3,796	3,796
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,380,007	2,413,951
U.S. Department of Energy, Short Term Well Field Reserves	4,509,013	4,508,650
U.S. Department of Energy, Long-Term Well Field Reserves	3,533,621	5,175,777
U.S. Department of Energy, Capital Expenditure Reserves	2,457,670	2,429,158

	$18,605,059	$20,111,350

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance (see note 2 for details). The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at March 31, 2017 and December 31, 2016.

NOTE 4 – TRADE RECEIVABLES/INSURANCE PROCEEDS

The Company’s receivables are summarized as follows:

	March 31,	December 31,
	2017	2016
Trade receivables	$2,430,338	$4,100,747
Insurance proceeds receivable	2,037,409	-
Other receivables	2,057	1,271

	$4,469,804	$4,102,018

On January 5, 2017, Unit I of the USG Oregon LLC plant experienced mechanical failures, primarily due to extreme cold temperatures, that resulted in an outage and the loss of a substantial amount of the plant’s refrigerant. The initial repairs to identify and plug the damaged tubes were completed on February 12, 2017 and the Unit was returned to service. Unit I is operating at a reduced level until the plugged heat exchanger tubes can be replaced during the annual maintenance outage scheduled for May 2017. The repair costs and lost revenue were covered by property and business interruption insurance, subject to deductibles and other terms of the policy. The deductibles were $50,000 for property loss and a 30 day period for business interruption coverage. The lost revenue associated with that 30 day deductible period is estimated at $833,000. At March 31, 2017, the total submitted claims that are expected to be recovered after deductibles were $2,037,409. The Company estimates that the full amount of the property loss expenses, less the $50,000 deductible, will be collected. The Company received partial reimbursement of repair costs that totaled $1,050,000 in April 2017. For the three months ended March 31, 2017, insurance recovery amounts of $1,712,003 for plant production expenses and $325,406 for energy sales were accrued.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended March 31, 2017, the Company focused on development activities at Raft River Energy I, San Emidio Phase II and WGP Geysers projects. At Raft River, a new production well was connected to the plant and placed into operation on March 21, 2017 at a cost of approximately $507,000. At San Emidio Phase II and Crescent Valley projects, seismic studies were conducted and capitalized that cost approximately $322,000 in the current quarter. Grant proceeds totaling $444,026 offset the majority of the total costs of the studies. Costs during the quarter that totaled $400,338 were capitalized at WGP Geysers for plant engineering and interconnection costs.

Property, plant and equipment, at cost, are summarized as follows:

	March 31,	December 31,
	2017	2016
Land	$3,116,262	$3,116,262
Power production plant	159,876,162	159,876,162
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	71,273,114	71,340,305
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	4,515,537	4,491,058
	182,351,284	182,393,996

Less: accumulated depreciation	(38,830,813)	(37,216,385)
	143,520,471	145,177,611
Construction in progress	26,101,944	25,123,738

	$169,622,415	$170,301,349

Depreciation expense charged to plant operations and administrative costs for the three months ended March 31, 2017 and 2016, was $1,614,428 and $1,568,100; respectively.

Changes in construction in progress are summarized as follows:

	For the Three	For the Year
	Months Ended	Ended December
	March 31, 2017	31, 2016
Beginning balances	$25,123,738	$21,022,981
Development/construction	1,484,764	8,116,725
Grant reimbursement	(444,026)	-
Placed into operation	(62,532)	(4,015,968)
Ending balances	$26,101,944	$25,123,738

Constructions in Progress, at cost, consisting of the following projects/assets by location are as follows:

	March 31,	December 31,
	2017	2016
Raft River, Idaho:
Unit I, well improvements	$491,626	$5,377
Unit I, plant improvements	129,969	108,555
Unit II, power plant, substation and transmission lines	751,618	751,618
Unit II, well construction	2,150,177	2,149,835
	3,523,390	3,015,385
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	432,945	426,941
Unit II, well construction	4,669,255	4,748,924
	5,102,200	5,175,865
Neal Hot Springs, Oregon:
Power plant and facilities	73,980	73,761
Well construction	456,273	378,098
	530,253	451,859

WGP Geysers, California:
Power plant and facilities	325,989	325,989
Well construction	9,265,430	8,865,093
	9,591,419	9,191,082
Crescent Valley, Nevada:
Well construction	1,613,346	1,655,653
El Ceibillo, Republic of Guatemala:
Well construction	5,732,836	5,625,394
Plant and facilities	8,500	8,500
	5,741,336	5,633,894

	$26,101,944	$25,123,738

NOTE 6 – INCOME TAXES

The Company’s estimated effective income tax rates are as follows:

	For the Three Months Ended
	March 31,
	2017	2016
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	2.8	3.5
Impact of state deferred rate decrease		-
Stock based compensation	(3.8)	-
Other	(0.3)	-
Consolidated tax rate before non-controlling interest	32.7	37.5
Tax effect of non-controlling interests	(22.0)	(30.5)
Net effective tax rate	10.7%	7.0%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the three months ended March 31, 2017, reflects a reported effective tax rate of 10.7%, which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the non-controlling interest, stock compensation and state income taxes.

NOTE 7 – NOTES PAYABLE

Prudential Capital Group – Idaho USG Holdings LLC
In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance the Company’s development activities. The original principal totaled $20 million and included the option to issue additional debt up to $50 million within the next two years. The original $20 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually at amounts based upon a 20-year amortization period and the scheduled remaining balance of $16,009,495 is due in full at the end of the 7 year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs (Oregon USG Holdings LLC and USG Oregon LLC) and the Raft River (Raft River Energy I LLC) projects. At March 31, 2017, the balance of the loan was $19,296,475 and the net unamortized debt issuance costs associated with this loan totaled $713,549 ($821,070, less amortized costs of $107,521).

U.S. Department of Energy – USG Oregon LLC
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note maybe accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and were reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at March 31, 2017 totaled $58,545,023 (current portion $3,252,501).

Loan advances/tranches and effective annual interest rates are detailed as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through March 31, 2017	(24,512,942)

Loan balance at March 31, 2017	$58,545,023

* - Individual tranches have been fully extinguished.

Prudential Capital Group – USG Nevada LLC
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At March 31, 2017, the balance of the loan was $29,038,580 (current portion $635,999).

Auto Loan – U.S. Geothermal Services
On July 28, 2016, the Company’s wholly owned subsidiary (U.S. Geothermal Services) purchased a truck with down payments that totaled $39,496 and a loan agreement with Chrysler Capital. The loan requires total monthly payments of $313, including interest at an average rate of 6.74% per annum until July 2018. The note is secured by the vehicle. At March 31, 2017, the loan balance totaled $5,067 (current portion $3,526).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
March 31,	Payments
2018	$3,892,026
2019	4,231,797
2020	5,204,928
2021	4,975,747
2022	5,257,277
Thereafter	83,323,370

$106,885,145

NOTE 8 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of March 31, 2017, the Company can issue stock option grants totaling up to 2,855,915 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2017 and changes for the three months ended March 31, 2017:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2017	1,824,664	$3.38	$3,186,265
Forfeited/Expired	-	-	-
Exercised	(24,999)	2.22	-
Granted	362,636	4.10	-

Balance outstanding, March 31, 2017	2,162,301	$3.52	$3,932,250

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

During the three months ended March 31, 2017, 24,999 stock options exercisable at prices between $1.86 and $2.76 were exercised by employees and former employees.

On February 1, 2017, the Company granted 16,666 stock options to an employee exercisable at a price of $4.42 that expire on February 1, 2022. On March 28, 2017, the Company granted 345,970 stock options to employees exercisable at a price of $4.08 that expire on March 28, 2022.

As of March 31, 2017, there was $622,763 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Common Stock Compensation Plan (Restricted Shares)

Restricted shares are issued to the recipients when granted and held by the Company until vested. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares.

At March 31, 2017, total compensation cost related to restricted stock granted under the Stock Plan but not yet recognized was $3,712 net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.25 years.

Stock Purchase Warrants

At March 31, 2017, the outstanding share purchase warrants totaled 340,093 (385,139 warrants at December 31, 2016) with a warrant exercise price of $3.00 per warrant and expire December 26, 2017.

On January 19, 2017, broker warrants that totaled 45,046 were exercised by an investor at the warrant exercise price of $3.00.

NOTE 9 – FAIR VALUE MEASUREMENT

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

The following table discloses, by level within the fair value hierarchy, the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet at fair value on a recurring basis:

At March 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$32,639,791	$32,639,791	$-	$-

At December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$37,347,897	$37,347,897	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company’s total lease costs are summarized as follows:

	For the Three Months Ended,
	March 31,
	2017	2016

Minimum lease payments	$107,072	$98,976
Royalty based contingent lease payments	90,096	99,038
	$197,167	$198,014

The following is the total remaining contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2017	$832,265
2018	1,015,397
2019	901,791
2020	881,712
2021	810,726
Thereafter	12,714,238

NOTE 11 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	March 31,	December 31,
	2017	2016

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$204,114	$207,217
Oregon USG Holdings LLC interest held by Enbridge Inc.	23,967,236	25,361,410
Raft River Energy I LLC interest held by Goldman Sachs	949,893	1,011,363
	$25,121,243	$26,579,990

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. Initially, the Company contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights, and GGE contributed $704,460 of geothermal lease, mineral rights and exploration data. From November 18, 2014 to March 31, 2017 the Company has contributed $527,042 for the project’s drilling costs and other costs that were not proportionally matched by GGE. These contributions effectively increased the Company’s ownership interest to 69.15% and 68.99% at March 31, 2017 and December 31, 2016; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the three months ended March 31, 2017 and the year ended December 31, 2016, distributions were made to the Company that totaled $3,482,015 and $6,107,217; respectively. During the three months ended March 31, 2017 and the year ended December 31, 2016, distributions were made to Enbridge that totaled $2,321,343 and $4,071,478; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
RREI is a joint venture between the Company and The Goldman Sachs Group. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2016, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended operating agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017. No distributions were made for the three months ended March 31, 2017. During the year ended December 31, 2016, RREI distributed funds to the Company and Goldman Sachs of $1,203,349 and $82,473; respectively. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company made contributions of $260,525 and $3,349,087; respectively.

Under the terms of the December 16, 2015 agreement, the Company is entitled to incremental profits earned as a result of additional contributions made by the Company. During the three months ended March 31, 2017, a new production well that was contributed to the project by the Company produced incremental net profits of $22,471.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of income and comprehensive income with the elimination of the non-controlling interest identified.

NOTE 12 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated at $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At March 31, 2017, the Company has not considered it necessary to specifically fund these obligations. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. The obligation balances at March 31, 2017 and December 31, 2016 totaled $1,219,903. All of the obligations were considered to be long-term at March 31, 2017.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of March 31, 2017 and December 31, 2016, no retirement obligations have been recognized.

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

	Operating	Corporate &
	Plants	Development	Consolidated

Total Assets:
March 31, 2017	$184,028,504	$56,471,344	$240,499,848
December 31, 2016	188,682,162	54,742,170	243,424,332

For the Three Months Ended March 31,
2017:
Operating Revenues	$8,437,069	$-	$8,437,069
Net Income (Loss)	2,825,886	(1,702,400)	1,123,486
2016:
Operating Revenues	8,503,276	-	8,503,276
Net Income (Loss)	3,493,691	(2,305,896)	1,187,795

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

  the fulfillment of the respective parties’ rights and obligations under our joint ventures, leases, permits and all other agreements;

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

  our dependence on key personnel;

  changes in applicable laws, rules or regulations;

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2017 and notes thereto included in this quarterly report and our Annual Report for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

The Company is a Delaware corporation. The Company’s common stock trades on the NYSE MKT LLC under the trade symbol “HTM”.

For the quarter ended March 31, 2017, the Company was focused on:

  operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
  placing well RRG-5 into production at the Raft River project;
  submitting a power plant development permit to the Bureau of Land Management (“BLM”) for San Emidio Phase II;
  preparing to deepen three additional temperature gradient wells at San Emidio II;
  beginning the advanced resource evaluation portion of the $1.5 million SubTER grant from the Department of Energy at San Emidio and Crescent Valley;
  receiving final turbine and generator bids from vendors, continuing to optimize the power plant/hybrid cooling design, and pursuing PPA opportunities for the WGP Geysers project;
  received a $150,000 Small Business Voucher grant to evaluate the installation of an integrated solar topping cycle at the Raft River project;
  drilling a fourth water well at Neal Hot Springs; and
  evaluating potential new geothermal projects and acquisition opportunities.

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

Projects in Operation

Projects in Operation
			Generating		Contract
Project	Location	Ownership	Capacity (megawatts)	Power Purchaser	Expiration
Neal Hot Springs	Oregon	JV(1)	22.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100%	10.0	Sierra Pacific	2038
Raft River (Unit I)	Idaho	JV(2)	13.0(3)	Idaho Power	2032

(1)	The Company’s equity interest in the project is 60% and Enbridge’s equity interest is 40%.
(2)	The Company’s membership interest in the project is 95% and Goldman Sachs’ membership interest is 5% as the tax equity partner.
(3)	The annual average net output design for the plant is 13 megawatts. The current average net output of the Raft River Unit I plant is approximately 10.1 megawatts.

Facility Generation
Generation from all facilities totaled 89,613 megawatt hours for the first quarter of 2017. For the same period in 2016, the total generation was 93,788 megawatt hours.

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

For the first quarter of 2017, generation was 48,178 megawatt-hours with an average of 17.6 net megawatts per hour of operation and plant availability was 82.5%. For the same period in 2016, the plant generated 53,671 megawatt-hours with an average of 25.4 net megawatts per hour and plant availability was 96.7%.

On January 5, 2017 the entire facility tripped off line during extreme cold weather conditions, and due to weather caused delays to restart the facility, vaporizer tubes in Unit 1 froze and split, resulting in loss of refrigerant charge and brine incursion into the refrigerant system. 80 tubes in the vaporizers were found to have either failed or were badly damaged. All of these tubes were plugged, and the unit was restarted on February 12, 2017, and is operating at slightly reduced generation.

Our Property Loss insurance covers the reimbursement of all equipment repair costs, including lost refrigerant, with a deductible level of $50,000. A first insurance claim of $1,024,966 was made to the insurance company and an initial payment of $1,050,000 was received on the claim. A second request for payment of $977,204 was made to the insurance company on March 12, 2017, but has not been received to date. The remainder of the repair costs will be totaled and submitted to the insurance company after Unit I has gone through its annual maintenance outage in the second quarter, and all of the damaged tubes have been replaced.

Our Business Interruption insurance covers all lost generation, with a 30 day deductible level. The estimated lost generation revenue for the first 30 days of the outage was approximately $833,000. The lost generation revenue after the 30 day deductible period, to the end of the first quarter, is estimated at $325,406. While Unit I has been returned to service, it continues to operate at a reduced output until the damaged tube replacements are able to be manufactured and installed in early May. This additional lost generation will be included in our business interruption insurance claim.

During the first quarter, a significant amount of additional reprogramming and component tuning on all of the three generation units has been accomplished to insure that a similar freezing event will not reoccur in the future.

A third water supply well for the project was drilled in December 2016, but due to extreme winter weather, was not completed until the first quarter. While several small water zones were found, due to multiple sloughing zones in the well, it was abandoned. A fourth well was drilled at a different location and found an estimated 80 gallons per minute (“gpm”) of water, bringing the total amount of water available from two wells to 250 gpm, enough for one unit to be converted to hybrid cooling. Discussions are underway to lease or purchase private surface water rights in the area. The option of treating geothermal brine is still being investigated with a brine treatment system operating at the site that is successfully producing high quality water that could be used in the hybrid system if other water sources are not identified.

Subsequent to the end of the quarter, Neal Hot Springs Unit 3 completed its annual maintenance outage from April 24 to April 28, 2017.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25-year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2017 is $111.83 ($109.27 for 2016) per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module, with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the first quarter of 2017, generation was 19,501 megawatt-hours with an average of 9.2 net megawatts per hour of operation and plant availability was 98.6%. For the same period in 2016, the plant generated 20,433 megawatt-hours with an average of 9.4 net megawatts per hour and plant availability was 99.4%. The reduced generation was caused by the submersible pump motor in production well 61-21 failing on January 12, 2017. A standby production well with lower temperature was placed in service, which reduced the amount of lost generation. A new motor, which was provided by the manufacturer under warranty, and rebuilt pump were installed, and well 61-21 resumed production on March 3, 2017. Subsequent to the end of the quarter, San Emidio completed its annual maintenance outage from April 2 to April 10, 2017.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis from two units. The option for the second unit expired in December 2015. The PPA has a 25-year term with a base price of $89.75 per megawatt-hour, and an annual escalation rate of 1 percent. The annual average price paid under the PPA for 2017 is $93.94 ($93.01 for 2016) per megawatt-hour.

Raft River, Idaho
Raft River Energy I (“RREI”) is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the first quarter of 2017, generation was 21,934 megawatt-hours with an average of 10.1 net megawatts per hour of operation and plant availability was 100%. For the same period in 2016, the plant generated 19,684 megawatt-hours with an average of 9.4 net megawatt hours and plant availability was 100.0%. The increased generation in 2017 is primarily due to having all production wells on-line compared to 2016 when production well RRG-2 failed in February 2016 and was off line for the remainder of the first quarter.

Well RRG-5, an idle injection well with significant permeability, was converted to production with piping modifications and the installation of a pump and, commenced operation on March 21, 2017. It is currently operating at the flow rate of 1,100 gpm, with a temperature of just over 247°F. The increased flow to the plant is generating an additional 0.71 megawatts per hour. To date, the reservoir response has been significantly better than projected, with minimal drawdown in well RRG-5 and no impact to water level in the adjoining wells.

The next step to optimize output from the wellfield is to increase the capacity of the injection system by upgrading an injection pump. A further increase in fluid flow to the plant is expected during the third quarter after the injection pump upgrade is completed, which will result in a further increase in generation. The targeted increase for this phase of the program is 1.5 to 2 megawatts, which depends in part on the final temperature that well RRG-5 achieves. Once the upgraded injection pump is in service and the wellfield is rebalanced to maximize output, additional changes will be analyzed to further increase the generation level of the plant. The Raft River PPA allows for 13 megawatts of generation.

Well RRG-9, which has been used as part of an $11.4 million thermal stimulation grant funded primarily by the DOE, has continued to increase in injection capacity to a current level of 1,360 gpm. This injection capacity is sufficient to provide all of the additional volume needed to accept the flow from well RRG-5 without requiring any new drilling.

Subsequent to the end of the quarter, we were awarded a $150,000 Small Business Voucher grant to evaluate the installation of an integrated solar topping turbine at the Raft River project. The total cost of the program is $187,500, with the Company providing $37,500 in cost share. Two DOE national laboratories are working on the solar topping design with the Company; the National Renewable Energy Laboratory (NREL), operated by the Alliance for Sustainable Energy, LLC, and Idaho National Laboratory (INL), which performs work in each of DOE’s strategic goal areas: energy, national security, science and environment, and is operated by Battelle Energy Alliance.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2017 is $64.63 ($63.00 for 2016) per megawatt-hour.

In addition to the price paid for energy by Idaho Power, Raft River Unit I currently receives $4.75 per megawatt-hour under a separate contract for the sale of RECs to Holy Cross Energy, a Colorado electric cooperative. Starting in calendar year 2018, 51% of the RECs produced by the project will be owned by the Idaho Power Company and 49% by the project. For the 49% of RECs owned by the Raft River project, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract, also in 2018.

Projects Under Development/Exploration

Projects Under Development
					Estimated
			Target	Projected	Capital
			Development	Commercial	Required	Power
Project	Location	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
Raft River	Idaho	100%	1-3	3rd Quarter 2017	4	IDPC
Neal Hot Springs	Oregon	60%	3	4th Quarter 2017	10	IDPC
San Emidio Phase II	Nevada	100%	35-45	4th Quarter 2019*	145	TBD
WGP Geysers	California	100%	30	4th Quarter 2018*	150	TBD
El Ceibillo Phase I	Guatemala	100%	25	2nd Quarter 2019*	140	TBD
Crescent Valley Phase I	Nevada	100%	25	2nd Quarter 2020*	130	TBD

* - Commercial operation dates are projections only. Actual dates can only be provided after power purchase agreements have been obtained.

Properties Under Exploration
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.4%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Phase II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20
Ruby Hot Springs Phase I	Nevada	100%	20

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

Engineering optimization of the new, hybrid power plant design has been completed and final quotes for the turbine-generator have been received. Our engineers and consultants are working in concert with our EPC contractors to examine all aspects of the construction cycle with a focus further on reducing construction costs. The hybrid design will dramatically increase the volume of water available for injection back into the reservoir, which will result in increased power generation over the life of the project. Traditional water cooled geothermal steam plants re-inject approximately 20 to 25% of the water that is extracted from the steam, while our current hybrid design may re-inject approximately 80% more of the water. This higher injection rate will provide long term, stable steam production, and will result in increased power generation over the life of the project.

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

We received the signed Large Generator Interconnection Agreement for the project on March 6, 2016 with the California Independent System Operator and Pacific Gas & Electric (PG&E). This agreement allows the project to connect to the transmission grid and deliver up to 35 megawatts of energy. The Company has paid the total interconnection cost of $1.9 million for the grid operator’s portion of the work in the substation. An additional 1.7 mile long transmission line will be required to connect from the plant to the substation and discussions are underway with the landowners to acquire a right-of-way.

Based on flow test data generated from well flow testing performed in mid-2015, a third party expert reported in September 2015, that the four production wells already drilled are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These tests show the wells would initially produce a combined total of 458,000 pounds per hour. Using the average steam production rate from these wells and an assumed interference factor of 30%, the third party expert estimates that an additional two to three production wells would be needed to support the long-term operation of a 28.8 MW (net) plant. Using the large data base from the surrounding Geysers geothermal field, the historic WGP well production data, and the 2015 flow test information, a numerical reservoir model is being prepared to provide the final well requirements and targeting for injection sites.

Discussions are being held with several potential California based power purchasers for the generation from the WGP Geysers plant. The potential power purchasers have expressed interest in renewable, base load power, to replace fossil fuel based power generation that is being phased out of some of their portfolios and to stabilize and balance intermittent resources already in their portfolios. A number of community choice aggregators are also expected to issue Requests for Proposals for the purchase of renewable energy during 2017. Bilateral negotiations are continuing with a potential offtaker that had shortlisted our bid in their 2016 solicitation.

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

Production well EC-5 was completed to a depth of 1,450 feet (442 meters) on August 20, 2016 and intersected a high permeability zone at 1,299 feet (396 meters). EC-5 underwent a series of flow tests, with field wide monitoring, beginning on September 5, 2016 and ran until September 13, 2016. Data was collected from three monitoring wells during the test (EC-2A, EC-3, and EC-4) to provide pressure data for the reservoir model. Fluid samples taken at the end of the flow test indicate a potential reservoir temperature of 450 to 523°F (232 to 273°C).

With the shallow, commercial resource now indicated, a deep well is planned in 2017 to test the producing structure down dip from well EC-5 to a projected depth of 1,970 to 2,300 feet (600-800 meters). A deeper intersection in the reservoir could increase the reservoir capacity and production temperature and change the design of the power plant. Well EC-1, which was drilled in 2013 to a depth of 5,650 feet (1,722 meters) found a measured bottom-hole temperature of 526°F (274°C), but did not intersect permeability. The comparative geology between EC-5 and EC-1 suggests a fault or other structure feeding the reservoir may be located in the area between the two wells. A site has been constructed to drill well EC-6 to test this area.

On January 10, 2017, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERG¥A ELÉCTRICA–“CNEE”), announced that it is preparing to issue an RFP later this year for 420 megawatts of power, of which 40 megawatts is to be reserved specifically for geothermal energy. When the RFP is issued, the El Ceibillo project will be bid into the process.

San Emidio Phase II, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by non-recourse project debt, with the remainder funded through equity financing. We anticipate the project qualifying for the 30% Federal Investment Tax Credit (or Production Tax Credit), which when monetized, can meet most of the equity financing requirements.

A power plant development permit application for the San Emidio Phase II project was submitted to the BLM on March 29, 2017. The application provides for the installation of three power plant units, up to 20 wells, and the transmission line needed to develop the project. It is expected that the evaluation by the BLM will take 12 months or longer to complete. Additional cultural and threatened & endangered species surveys will be undertaken during 2017 in support of the permit. Permits to deepen three temperature gradient wells were received from the BLM in December 2016. Drilling will begin as soon as weather permits access to the well pads. These three wells will be deepened to the expected reservoir depth of 1,800 to 2,500 feet deep, to further explore the Southwest Zone. If the wells are successful, the length of the productive reservoir could be extended by 1,000 feet.

The updated reservoir model (announced January 11, 2017) resulted in a significant increase in the potential size of the San Emidio Phase II reservoir of up to 47 net megawatts. Data from flow tests that took place in late 2016 from two observation wells were incorporated into a Probabilistic Power Density model, which estimates the net generation potential of a reservoir. Based on the flow rate and temperature produced by the two observation wells, and by measurement of pressure response both in the wells and across the wellfield, the model estimates that the Most Likely Outcome (50% probability) is 47 net megawatts of generation capacity within a 1.4 square mile area. The Minimum level of generation capacity (90% probability) occurs in a 0.18 square mile area, and has 18.8 net megawatts of generation capacity.

These two observation wells are approximately 1,700 feet apart, along the new structural trend identified in the Southwest Zone, which is still open for expansion. Temperature gradient well data and seismic information indicate a potential strike length for the Southwest Zone of up to 2,700 feet. This compares to a strike length for the primary producing wellfield at San Emidio Phase I of 800 feet, which supports the potential for the larger estimated resource in this Southwest Zone.

The three power plant units that were previously purchased in 2016 are available to provide this project with the major, long lead equipment requirements for 35-45 net megawatts of power (depending upon cooling system used). The increased San Emidio II reservoir capacity with a 320°F+ temperature fits the design range of the equipment. These new, unused components represent approximately 70% of the equipment needed for a complete facility similar to the Company’s Neal Hot Springs operation.

Given the larger estimated resource capacity at San Emidio II, we have cancelled our Small Generator Interconnection Agreement with NV Energy that was completed in 2016 and are preparing to apply for a Large Generator Interconnection Agreement with a 45 megawatt capacity in support of the higher expected output. Additionally, transmission studies by an outside engineering firm that include the potential for power sales into Southern California are underway.

In July 2016, the Company was awarded a $1.5 million DOE cost share grant under the “Development of Technologies for Sensing, Analyzing, and Utilizing Novel Subsurface Signals in Support of the Subsurface Technology and Engineering (“SubTER”) Crosscut Initiative”. The program approved under the grant includes using new subsurface technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The data collection phase of the program was completed at San Emidio in December. The data is being interpreted to determine whether viable targets have been identified. Upon approval from the DOE, a second phase of the grant program is designed to confirm the findings by drilling. The total program cost is $1.9 million with the Company providing $400,000 in cost share.

Raft River Phase II, Idaho
In 2011, the Raft River Phase II project was awarded an $11.4 million cost-shared, thermal stimulation program grant from the DOE with the University of Utah Energy And Geoscience Institute as the project lead. The goal of the project is to create an Enhanced Geothermal System (“EGS”) by creating thermal fractures and developing a corresponding increase in permeability in the low permeability rock. Well RRG-9 was made available for the program and the first stage of injection into the well began in June 2013.

Initially the well was only capable of receiving 20 gpm of water due to the low permeability of the rock. After several moderate pressure stimulations, the injection of cold power plant discharge fluid was started and has continued to date. The lower temperature fluid causes thermal fracturing within the higher temperature host rock of the reservoir. At the current plant generation level, the flow into the well has continued to increase and is now approximately 1,360 gpm.

Well RRG-9 continues to be used temporarily as an injection well as an extension of the DOE EGS program, which is expected at this time to continue through until mid-2017. The Company’s contributions for the thermal stimulation program are made in-kind by the use of the RRG-9 well, well field data provided by the Company, and through ongoing labor for monitoring support.

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

In light of federal legislation that extended the qualification for the 30% Federal Investment Tax Credit to projects that began construction prior to December 31, 2014, drilling of the first production/injection well CVP-001 (67-3) was initiated in December of 2014, following completion of gravity surveys, and analysis of prior temperature gradient drilling data. Well CVP-001 was completed on March 27, 2015 to a depth of 2,746 feet. The well exhibited modest permeability with a flowing temperature of 213°F, which makes the well suited for duty as an injection well.

The SubTER program, approved under the DOE grant awarded in July 2016, includes using new subsurface technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The passive seismic data collection phase of the program was completed at Crescent Valley in December of 2016. The data is being interpreted to develop a 3D map to help identify future drilling targets. The details of this award are discussed in the San Emidio Phase II project discussion above.

Operating Results

For the three months ended March 31, 2017, the Company reported net income attributable to the Company of $260,890 ($0.01 income per share) which represented an increase of $109,498 (72.3% increase) from net income attributable to the Company of $151,392 ($0.01 income per share) reported in the same period ended 2016. Both favorable and unfavorable variances were reported in areas related to the operations of the Company’s three power plants. Notable favorable variances were reported for professional fees and promotion expenses. A notable unfavorable variances were noted for interest expense and income tax expense.

Plant Operations

A summary of energy sales by plant location is as follows:

	For the Three Months Ended March 31,
	2017		2016
	$	%	$	%
Neal Hot Springs, Oregon	5,210,556	62.5	5,366,004	63.8
San Emidio, Nevada	1,831,890	22.0	1,900,467	22.6
Raft River, Idaho	1,292,004	15.5	1,144,351	13.6
	8,334,450	100.0	8,410,822	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	016	2016	2016	2017
Neal Hot Springs, Oregon	53,671	39,094	29,758	57,036	48,178
San Emidio, Nevada	20,433	14,139	19,675	20,803	19,501
Raft River, Idaho	19,684	15,647	16,622	20,039	21,934
	93,788	68,880	66,055	97,878	89,613

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the three months ended March 31, 2017, the Neal Hot Springs plant reported subsidiary net income of $2,345,574 which was a decrease of $881,166 (27.3% decrease) from subsidiary net income of $3,226,740 reported in the same period ended 2016.

Energy sales for the three months ended March 31, 2017, decreased 2.9% from the same period ended 2016. On January 5, 2017, Unit 1 experienced mechanical failures, primarily due to extreme cold temperatures that resulted in outages and the loss of a substantial amount of that Unit’s refrigerant. The Unit’s complications resulted in a total of 1,025 lost production hours during the current quarter. The initial repairs to identify and plug the damaged tubes were completed on February 12, 2017; however, Unit 1 will operate at a reduced level until the plugged heat exchanger tubes can be replaced during the annual maintenance outage scheduled for May 2017. Business Interruption insurance, provided $325,406 of revenue to cover lost energy sales after the first 30 days of lost generation. Without the insurance coverage, energy sales for the current quarter would have decreased 9.0% from the same period ended 2016.

Plant operating expenses, excluding depreciation, increased $742,032 (80.8% increase) for the three months ended March 31, 2017 from the same period ended 2016. The largest increases were in property taxes of $705,193. For the first years of operations, property taxes were abated by the County. The abatement period ended in 2016 and the first property tax payment was made in December 2016.

Significant repair and refrigerant replacement costs totaling estimated to be $1.7 million were required during the current quarter for Unit 1, of which the refrigerant replacement costs alone exceeded $758,000. Property Loss insurance covered all of those costs except for a $50,000 deductible.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Three Months Ended March 31,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	5,210,556	100.0	5,366,004	100.0	(155,448)	(2.9)

Plant expenses:
General operations	1,659,880	31.9	917,848	17.2	(742,032)	(80.8)
Depreciation and amortization	826,748	15.8	818,062	15.2	(8,686)	1.1
	2,486,628	47.7	1,735,910	32.4	(750,718)	(43.2)

Gross Profit	2,723,928	52.3	3,630,094	67.6	(906,166)	(25.0)

Other income (expense):
Interest expense	(380,057)	(7.3)	(405,315)	(7.5)	25,258	6.2
Other and interest income	1,703	0.0	1,961	0.0	(258)	(13.2)
	(378,354)	(7.3)	(403,354)	(7.5)	25,000	(6.2)

Subsidiary Net Income	2,345,574	45.0	3,226,740	60.1	(881,166)	(27.3)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,366,004	100.0	3,226,740	818,062
June 30, 2016	39,094	3,445,321	88.2	1,243,706	820,063
September 30, 2016	29,758	3,651,073	122.4	1,279,527	820,546
December 31, 2016	57,036	7,099,320	124.5	4,471,869	823,116
March 31, 2017	48,178	5,210,556	101.4	2,345,574	826,748

* - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the three months ended March 31, 2017, the San Emidio plant reported subsidiary net income of $425,071 which was a decrease of $376 (0.1% decrease) from $425,447 subsidiary net income reported in the same period ended 2016.

Energy sales for the three months ended March 31, 2017, decreased 3.6% from the same periods ended 2016. During the current three months, the plant produced 19,501 megawatt hours, which was a 4.6% decrease from the same periods ended 2016. During the current quarter, the plant experienced forced outages when it tripped off-line due a pressure indicating transmitter failure and issues with the power purchaser’s substations. No outages were reported in the first quarter of 2016.

Plant operating costs, excluding depreciation, decreased $59,252 for the three months ended March 31, 2017, which was a 9.0% decrease from the same period ended 2016. A notable decrease in operating expenses was related to taxes and licenses. During the first quarter 2016, the Company was required to pay additional minerals proceeds tax for $70,747 after an examination by the State of Nevada.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Three Months Ended March 31,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,831,890	100.0	1,900,467	100.0	(68,577)	(3.6)

Plant expenses:
Operations	598,796	32.7	658,048	34.7	59,252	9.0
Depreciation and amortization	321,051	17.5	318,214	16.7	(2,837)	(0.9)
	919,847	50.2	976,262	51.4	56,415	5.8

Gross Profit	912,043	49.8	924,205	48.6	(12,162)	(1.3)

Other income (expense):
Interest expense	(490,076)	(26.8)	(500,613)	(26.3)	10,537	2.1
Other income	3,104	0.2	1,855	0.1	1,249	67.3
	(486,972)	(26.6)	(498,758)	(26.2)	11,786	2.4

Subsidiary Net Income	425,071	23.2	425,447	22.4	(376)	(0.1)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214
June 30, 2016	14,139	1,315,049	93.0	(142,273)	319,756
September 30, 2016	19,675	1,829,996	93.0	384,018	321,479
December 31, 2016	20,803	1,934,846	93.0	375,074	321,222
March 31, 2017	19,501	1,831,890	93.9	425,071	321,051

* - The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

For the three months ended March 31, 2017, the Raft River plant reported subsidiary net income of $55,241 which was an increase of $213,738 (134.9% increase) from $158,497 subsidiary net loss reported in the same period ended 2016.

Energy sales, for the three months ended March 31, 2017 increased 12.9% from the same period ended 2016. During the three months ended March 31, 2017, the plant produced 21,934 megawatts, which was an 11.4% increase from the same period ended 2016. In February 2016, a production well (RRG-2) was taken off line in order to facilitate the well expansion project. This well was reconnected to the plant when the project was completed in June 2016. On March 21, 2017, a new production well (RRG-5) was connected to the plant. The new well addition has increased the net power production of the plant by approximately 0.71 megawatts.

Plant operating costs, excluding depreciation, decreased $96,516 for the three months ended March 31, 2017, which was a 10.1% decrease from the same period ended 2016. During the three months ended March 31, 2016, costs of approximately $96,000 were incurred to pull a production pump for repairs. Unplanned repairs were not needed in the current quarter.

The summarized statements of operations for RREI are as follows:

	Three Months Ended March 31,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,292,004	92.6	1,144,351	92.5	147,653	12.9
Energy credit sales	102,619	7.4	92,454	7.5	10,165	11.0
	1,394,623	100.0	1,236,805	100.0	157,818	12.8

Plant expenses:
General operations	854,588	61.3	951,104	76.9	96,516	10.1
Depreciation and amortization	484,949	34.8	444,587	35.9	(40,362)	(9.1)
	1,339,537	96.1	1,395,691	112.8	56,154	4.0

Gross Profit (Loss)	55,086	3.9	(158,886)	(12.8)	213,972	134.7

Other income (expense)	155	0.0	389	0.0	(234)	60.2

Subsidiary Net Income (Loss)	55,241	3.9	(158,497)	(12.8)	213,738	134.9

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587
June 30, 2016	15,647	829,554	52.1	(321,895)	444,608
September 30, 2016	16,622	1,173,294	71.5	(288,634)	444,878
December 31, 2016	20,039	1,452,737	72.5	130,804	480,864
March 31, 2017	21,934	1,292,004	58.9	55,241	484,949

* - Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the three months ended March 31, 2017, the Company reported $145,765 in professional and management fees which was a decrease of $910,744 (86.2% decrease) from $1,056,509 reported in the same period ended 2016. During the current quarter, the Company incurred routine professional services and fees. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the first quarter 2016, the consultant’s fees associated with this examination exceeded $544,000. Legal fees that exceeded $100,000 were incurred in the first quarter of 2016 to support the examination and issuance of common shares. The Company incurred fees of $100,000 for services provided by a new financial advisor hired during the first quarter 2016. These consultant services were discontinued in June 2016.

Travel and Promotion
For the three months ended March 31, 2017, the Company reported $36,835 in travel and promotional costs which were a decrease of $46,577 (55.8% decrease) from $83,412 reported in the same period ended 2016. During the current quarter, the Company incurred routine travel and promotional costs. During first quarter 2016, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value and to attend investment conferences.

Interest Expense
For the three months ended March 31, 2017, the Company reported $1,188,271 in interest expense which is an increase of $254,579 (27.3% increase) from $933,692 reported in the same period ended 2016. Interest expense increased due to a new loan agreement/balance. In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement to finance the Company’s development activities. The original principal totaled $20.0 million and the principal at March 31, 2017 was $19.3 million. The loan amount bears interest at a fixed rate of 5.8% per annum.

Net Income Tax Expense
For the three months ended March 31, 2017, the Company reported net income tax expense of $153,000, which was an increase of $45,000 (50.0% decrease) from the income tax expense of $90,000 reported in the same period ended 2016. A significant factor in the tax variance was attributed to the lower amount of non-controlling interest income. Lower non-controlling interest income reduces the amount of income tax passed through to those entities. The non-controlling interest variance and the other significant variances that impact income tax expense are discussed in other sections of this document.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the three months ended March 31, 2017, the Company reported $862,596 in net income attributable to non-controlling interests, which was a decrease of $173,807 (16.8% decrease) from $1,036,403 net income reported in the same period ended 2016. The primary component of the variances were the operating results of USG Oregon LLC which reported a subsidiary net profit for the three months ended March 31, 2017 of $2,345,574, which was a decrease of $881,166 (27.3% decrease) from $3,226,740 subsidiary net profit reported in the same period ended 2016. The primary conditions for the decreases in USG Oregon LLC’s profits were discussed above.

The net income (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Three Months Ended
	March 31,
Subsidiaries and Non-Controlling	2017	2016	Variances
Interest Entities	$	$	$	%

Oregon USG Holdings LLC interest held by Enbridge Inc.	927,170	1,284,086	(356,916)	(27.8)
Raft River Energy I LLC interest held by Goldman Sachs	(61,471)	(243,819)	182,348	74.8
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(3,103)	(3,864)	761	19.7
	862,596	1,036,403	(173,807)	(16.8)

% - represents the percentage of change from 2016 to 2017.
# - Variance percentage was extremely high or undefined.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the three months ended March 31, 2017:

				Exploration
	Neal Hot			Activities and	Consolid-
Statement of	Springs	San Emidio	Raft River	Corporate	ated
Operations Element	$	$	$	$	$

Gross Profit (Loss)	2,723,928	912,043	55,086	167,192	3,858,249
Expenses/(Income)	406,004	486,972	(155)	(4)1,706,942	2,599,763
Net Income(Loss) before tax expense	2,317,924	425,071	55,241	(1,539,750)	1,258,486
Income taxes – USG Portion	(522,000)	(159,000)	(44,000)	590,000	(135,000)
Non-controlling interests	(1)(927,170)	-	(2)61,472	(3)3,102	(862,596)
Net income (loss) attributable to U.S. Geothermal	868,754	266,071	72,713	(946,648)	260,890

(1)	The non-controlling interest for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interest for Raft River represents 5% of REC income and cash flows, and 99% of all remaining profits and losses allocated to the Goldman Sachs Group.

(3)	The non-controlling interest for our exploration activities represents an approximately 31% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the three months ended March 31, 2017 included:
•	Employee compensation	$ 911,734
•	Corporate administration	303,706
•	Professional fees	145,765

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Selected balance sheet items affected by non-controlling interests as of March 31, 2017 are detailed as follows:

		Non-	U.S.
		Controlling	Geothermal
	Consolidated	Interests	Inc.
Balance Sheet Items	$	$	$

Unrestricted cash and cash equivalents	13,068,978	914,468	12,154,510
Restricted cash and security bonds:
Current	9,815,136	480,411	9,334,725
Long-term	18,605,059	5,260,125	13,344,934
Notes payable:
Current	3,892,026	1,301,000	2,591,026
Long-term	102,279,570	22,117,008	80,162,562

The loans held by the Company at March 31, 2017 are detailed as follows:

					U.S. Geothermal Inc.
	Consolidated			Contracted	Loan
	Total Loan	Remaining	Loan	Interest	Balance	Loan
	Balances	Months to	Maturity	Rate	Portions	Balances
Descriptions	$	Term	End Date	%	%	$

Department of Energy – USG Oregon LLC	58,545,023	215	2/12/35	2.598	60.0	35,127,013
Prudential Group – USG Nevada LLC	29,038,580	249	12/31/37	6.750	100.0	29,038,580
Prudential Group – Idaho USG Holdings LLC	19,296,475	72	3/31/23	5.800	100.0	19,296,475
Chrysler Auto Loan – U.S. Geothermal Services	5,067	16	7/27/18	6.740	100.0	5,067
Totals	106,996,145					83,467,135

Weighted Average Term (Months)		198
Weighted Average Interest Rate				4.304

Off Balance Sheet Arrangements

As of March 31, 2017, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

During the quarter ended March 31, 2017, the Company’s operating projects continued to generate significant available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $190,634 during the quarter. We believe our cash and liquid investments at March 31, 2017 are adequate to fund our general operating activities through December 31, 2018.

The Company’s projects under development and under exploration may require additional funding. In addition to government loans and grants discussed below, we anticipate that additional funding may be raised through financial and strategic partnerships, market loans, issuance of debt or equity, and/or through the sale of ownership interest in tax credits and benefits. The Company continues discussions with potential investors to evaluate alternatives for funding at the corporate and project levels.

Idaho Power Company and Sierra Pacific Power (NV Energy), continue to pay for their power in a timely manner. This power is sold under long-term contracts at fixed prices. The status of the credit and equity markets could delay our project development activities while we seek to obtain economic credit terms or a favorable equity market price to further the drilling and construction activities.

On May 19, 2016, the Company closed on a $20 million debt facility from Prudential Capital Group. Under terms of the financing agreement, the Company has the option, without obligation, to issue additional debt, up to $50 million in aggregate within the next two years. The initial $20 million loan has a fixed interest rate of 5.8% per annum. The loan principal amortizes over twenty years, with a seven-year term. Principal and interest payments are made semi-annually. The loan is collateralized with the Company’s ownership interest in the Neal Hot Springs and Raft River projects and by virtue of a pledge by the Company’s wholly owned subsidiary, U.S. Geothermal Inc., an Idaho corporation, and sole member of Idaho USG Holdings, of the equity interests in Idaho USG Holdings. The 22 MW Neal Hot Springs project is owned 60% by the Company and 40% by Enbridge. The 13 MW Raft River project is owned 95% by the Company and 5% by Goldman Sachs.

On January 25, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital (“LPC”) facility. The Company’s first Purchase Agreement with LPC, was entered into on May 21, 2012 and expired in 2015. Under the new Purchase Agreement, at the company’s sole discretion, the Company has the right to sell and LPC has the obligation to purchase up to $10 million of equity capital over a 30-month period subject to the conditions in the Purchase Agreement. The agreement provided for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments were used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes. During the quarter ended March 31, 2016 an additional $571,650 was raised under the At the Market (“ATM”) subsequent to the initial sale. No additional funds were raised since that time.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At March 31, 2017, the Company held investments of $32,639,791 in money market accounts. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms; therefore, the interest rate risk on investments is not significant.

Foreign Currency Risk
The Company is not subject to foreign currency risks as we do not maintain a significant amount of cash deposits in a foreign currency. At fiscal year end, the company held deposits that amounted to less than $1,000 in U.S. dollar equivalents.

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing a power purchase contracts for a 20 to 25 year period. This type of arrangement will be the model for power purchase contracts planned for future power plants.

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

There has been no change to our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: May 10, 2017	By: /s/ Dennis J. Gilles
Dennis J. Gilles
Chief Executive Officer

Date: May 10, 2017
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employment Agreement between U.S. Geothermal Inc. and Dennis Gilles, effective January 9, 2017
10.2	Amendment to Employment Agreement between U.S. Geothermal Inc. and Jonathan Zurkoff, as amended, effective February 10, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 10, 2017)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document