Form 10-Q
period 2017-09-30
US GEOTHERMAL INC
filed 2017-11-09
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 6, 2017
Common stock, par value	19,276,558
$ 0.001 per share

U.S. Geothermal Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2017	2016

ASSETS

Current:
Cash and cash equivalents	$10,549,769	$15,287,144
Restricted cash and security bonds	8,428,376	8,527,462
Trade accounts receivable	3,428,901	4,102,018
Other current assets	1,644,412	1,664,866
Total current assets	24,051,458	29,581,490

Restricted cash and security bond reserves	20,607,970	20,111,350
Property, plant and equipment, net	169,602,460	170,301,349
Intangible assets, net	14,947,879	15,084,143
Net deferred income tax asset	8,495,000	8,346,000
Total assets	$237,704,767	$243,424,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,921,045	$2,255,710
Current portion of notes payable	4,168,799	4,259,595
Total current liabilities	7,089,844	6,515,305

Long-term Liabilities:
Asset retirement obligations	1,219,903	1,219,903
Notes payable, less current portion	100,104,235	104,131,086
Total long-term liabilities	101,324,138	105,350,989

Total liabilities	108,413,982	111,866,294

Commitments and Contingencies (note 11)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at September 30, 2017 and December 31, 2016 were: 19,274,683 and 18,970,445; respectively)	19,275	18,970
Additional paid-in capital	123,432,266	121,933,378
Accumulated deficit	(18,982,090)	(16,974,300)
	104,469,451	104,978,048

Non-controlling interests	24,821,334	26,579,990
Total stockholders’ equity	129,290,785	131,558,038

Total liabilities and stockholders’ equity	$237,704,767	$243,424,332

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Plant Revenues:
Energy sales	$6,713,995	$6,654,363	$21,262,253	$20,655,109
Energy credit sales	97,893	78,931	297,816	245,741
Total plant operating revenues	6,811,888	6,733,294	21,560,069	20,900,850

Plant Expenses:
Plant production expenses	2,801,431	2,276,969	8,612,857	6,893,103
Depreciation and amortization	1,631,464	1,586,903	4,895,808	4,752,192
Total plant operating expenses	4,432,895	3,863,872	13,508,665	11,645,295

Gross Profit	2,378,993	2,869,422	8,051,404	9,255,555
Operating Expenses (Income):
Corporate administration	274,870	406,513	987,866	1,060,217
Professional and management fees	370,667	168,489	665,016	1,380,649
Employee compensation	1,847,953	699,554	3,437,257	2,381,550
Travel and promotion	48,944	66,590	160,081	330,487
Exploration costs	7,540	3,826	42,175	31,421
Operating Income (Loss)	(170,981)	1,524,450	2,759,009	4,071,231

Other (income) expense:
Interest expense	1,173,893	1,241,454	3,570,221	3,217,949
Other (income) expense	(24,728)	104,766	(56,383)	81,924
Income (Loss) Before Income Tax
Benefit	(1,320,146)	178,230	(754,829)	771,358
Income Tax Benefit	186,000	90,000	149,000	296,000

Net Income (Loss)	(1,134,146)	268,230	(605,829)	1,067,358
Net income attributable to the non- controlling interests	(692,680)	(418,728)	(1,401,961)	(1,560,181)

Net Loss Attributable to U.S. Geothermal Inc.	$(1,826,826)	$(150,498)	$(2,007,790)	$(492,823)

Net Loss Per Share Attributable to U.S. Geothermal Inc.:
Basic	$(0.09)	(0.01)	$(0.11)	$(0.03)
Diluted	$(0.09)	(0.01)	$(0.11)	$(0.03)

Shares used in the calculation of loss per share:
Basic	19,244,467	18,882,166	19,082,502	18,577,269
Diluted	19,244,467	18,882,166	19,082,502	18,577,269

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended September 30,
	2017	2016

Operating Activities:
Net Income (Loss)	$(605,829)	$1,067,358
Adjustments to reconcile net income to total cash provided by operating activities:
Depreciation and amortization	5,061,532	4,842,857
Loss on disposal of equipment	-	124,930
Stock based compensation	668,666	865,461
Change in deferred income taxes/benefit	(149,000)	(296,000)
Net changes in:
Trade accounts receivable	673,117	1,465,042
Accounts payable and accrued liabilities	643,392	(545,207)
Prepaid expenses and other	20,454	(4,372)
Total cash provided by operating activities	6,312,332	7,520,069

Investing Activities:
Purchases of property, plant and equipment	(4,756,490)	(7,711,706)
Grant reimbursements on construction	640,026	-
Net funding of restricted cash reserves and bonds	(397,534)	(6,464,185)
Total cash used by investing activities	(4,513,998)	(14,175,891)

Financing Activities:
Issuance of common stock	830,527	2,484,121
Distributions to non-controlling interest	(3,160,617)	(4,153,951)
Proceeds from notes payable, net of issuance costs	-	19,185,986
Principal payments on notes payable and other obligations	(4,205,619)	(6,451,727)
Total cash provided (used) by financing activities	(6,535,709)	11,064,429

Increase (Decrease) in Cash and Cash Equivalents	(4,737,375)	4,408,607

Cash and Cash Equivalents, Beginning of Year	15,287,144	8,654,375

Cash and Cash Equivalents, End of Year	$10,549,769	$13,062,982

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$21,943	$618,494

Other Items:
Interest paid	4,176,742	3,585,942

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Unaudited
For the Nine Months Ended September 30, 2017 and Year Ended December 31, 2016

					Non-
	Number of	Common	Additional Paid-	Accumulated	controlling
	Shares	Shares	In Capital	Deficit	Interest	Totals

Balance at January 1, 2016	17,933,570	$17,933	$118,220,681	$(17,437,631)	$27,611,924	$128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(4,153,951)	(4,153,951)
Stock issued under At Market Issuance Purchase Agreement net of commitment shares valued at $225,000	410,635	410	1,188,224	-	-	1,188,634

Stock issued by the exercise of employee stock options	342,082	342	882,961	-	-	883,303
Stock issued by the exercise of broker and stock purchase warrants	209,240	209	587,806			588,015
Stock compensation	74,918	76	1,053,706	-	-	1,053,782
Net income	-	-	-	463,331	3,122,017	3,585,348

Balance at December 31, 2016	18,970,445	18,970	121,933,378	(16,974,300)	26,579,990	131,558,038

Distributions to non-controlling interest entities	-	-	-	-	(3,160,617)	(3,160,617)
Stock issued by the exercise of employee stock options	93,580	93	195,295	-	-	195,388
Stock issued by the exercise of stock purchase warrants	211,713	212	634,927	-	-	635,139
Stock compensation	(1,055)	-	668,666	-	-	668,666
Net income (loss)	-	-	-	(2,007,790)	1,401,961	(605,829)
Balance at September 30, 2017	19,274,683	$19,275	$123,432,266	$(18,982,090)	$24,821,334	$129,290,785

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
September 30, 2017

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

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2017 and our operating results and cash flows for the nine months ended September 30, 2017 and 2016. The accompanying financial information as of December 31, 2016, is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of September 30, 2017 and December 31, 2016, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At September 30, 2017, the Company’s total cash balance, excluding money market funds, was $6,253,682 and bank deposits amounted to $6,881,620. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $5,588,765 was not covered by or was in excess of FDIC insurance guaranteed limits. At September 30, 2017, the Company’s money market funds invested, primarily, in government backed securities totaled $31,859,835 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at September 30, 2017.

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

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, FASB issued Accounting Standards Update No. 2016-12 (“Updated 2016-12”), Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. Update 2016-12 provides additional clarification to the steps an entity should follow to achieve the core principle of Topic 606. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective from annual and interim reporting periods beginning after December 31, 2016. Management has reviewed the essential provisions of all of our major revenue contracts and our revenue recognition practices. As a result of this review, Management has elected the modified retrospective method of adoption. Management does not expect a material impact on the consolidated statements of operations as a result of adopting these Updates.

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

Stock Compensation
In March 2016, FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”), Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Update 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Changes related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Update 2016-09 was adopted in the first quarter of 2017 with minimal impact on the financial presentation of the Company’s consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the U.S. Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2017	2016
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	186	284,621
Prudential Capital Group, Debt Service Reserves (USG Nevada LLC)	1,520,874	1,600,597
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	793,085	2,011,445
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
Prudential Capital Group, Debt Service Reserves (Idaho USG Holdings LLC)	1,755,776	1,755,776
Prudential Capital Group, Revenue Reserves (Idaho USG Holdings LLC)	1,483,272	-
CAISO, Transmission Interconnection Escrow Deposits	1,895,183	1,895,023

	$8,428,376	$8,527,462

Long-term restricted cash and bond reserves:

	September 30,	December 31,
Restricting Entities/Purpose	2017	2016
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves (USG Nevada LLC)	1,102,140	1,081,744
Prudential Capital Group, Well Reserves (USG Nevada LLC)	1,273,093	951,486
Prudential Capital Group, Maintenance Reserves (Idaho USG Holdings LLC)	1,882,470	1,807,890
Prudential Capital Group, Capital Expenditure Reserves (Raft River Energy I LLC)	3,796	3,796
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,379,263	2,413,951
U.S. Department of Energy, Short Term Well Field Reserves	4,509,923	4,508,650
U.S. Department of Energy, Long-Term Well Field Reserves	5,389,155	5,175,777
U.S. Department of Energy, Capital Expenditure Reserves	2,329,232	2,429,158

	$20,607,970	$20,111,350

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance (see note 2 for details). The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at September 30, 2017 and December 31, 2016.

NOTE 4 – TRADE RECEIVABLES/INSURANCE PROCEEDS

The Company’s receivables are summarized as follows:

	September 30,	December 31,
	2017	2016
Trade receivables	$2,523,805	$4,100,747
Insurance proceeds receivable	897,150	-
Other receivables	7,946	1,271

	$3,428,901	$4,102,018

On January 5, 2017, Unit I of the USG Oregon LLC plant experienced mechanical failures, primarily due to extreme cold temperatures, that resulted in an outage and the loss of a substantial amount of the plant’s refrigerant. The initial repairs to identify and plug the damaged tubes were completed on February 12, 2017 and the Unit was returned to service. The repair costs and lost revenue were covered by property and business interruption insurance, subject to deductibles and other terms of the policy. The deductibles were $50,000 for property loss and a 30-day period for business interruption coverage. The lost revenue associated with that 30-day deductible period was $693,953. At September 30, 2017, the total submitted claims that are expected to be recovered after deductibles were $897,150. The Company estimates that the full amount of the property loss expenses, less the $50,000 deductible, will be collected. The Company received partial reimbursement of repair costs in April 2017 and August 2017 that totaled $1,050,000 and $520,000; respectively. For the nine months ended September 30, 2017, insurance recovery amounts of $1,739,915 for plant production expenses and $727,235 for energy sales were accrued. On October 1, 2017, the Company collected insurance proceeds of $897,150. The overall calculated loss from the mechanical failure totaled $3,211,103 and the loss covered by insurance totaled $2,467,150.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended September 30, 2017, the Company focused on development activities at Raft River Energy I, San Emidio Phase II and WGP Geysers projects. At San Emidio Phase II and Crescent Valley projects, three wells were deepened and seismic studies were conducted that were capitalized at costs that totaled approximately $958,000 in the current quarter. Costs during the quarter that totaled $271,836 were capitalized at WGP Geysers for plant engineering and design. At Neal Hot Spring, Oregon, additional costs were incurred for the new cooling water well and a plant programming upgrade that totaled approximately $351,000.

During the three months ended June 30, 2017, the Company focused on development activities at Raft River Energy I, San Emidio Phase II and WGP Geysers projects. At San Emidio Phase II and Crescent Valley projects, three wells were deepened and seismic studies were conducted that were capitalized at costs that totaled approximately $492,800 in the second quarter. Grant proceeds totaling $292,730 ($640,026 for the nine months ended June 30, 2017) offset the majority of the total costs of the seismic studies. Costs during the second quarter that totaled $429,738 were capitalized at WGP Geysers for plant engineering and design. At Raft River, additional costs were incurred for the new production well at costs of approximately $400,100.

During the three months ended March 31, 2017, the Company focused on development activities at Raft River Energy I, San Emidio Phase II and WGP Geysers projects. At Raft River, a new production well was connected to the plant and placed into operation on March 21, 2017 at a cost of approximately $507,000. At San Emidio Phase II and Crescent Valley projects, seismic studies were conducted and capitalized that cost approximately $322,000 in the first quarter. Grant proceeds totaling $444,026 offset the majority of the total costs of the studies. Costs during the first quarter that totaled $400,338 were capitalized at WGP Geysers for plant engineering and interconnection costs.

Property, plant and equipment, at cost, are summarized as follows:

	September 30,	December 31,
	2017	2016
Land	$3,116,262	$3,116,262
Power production plant	159,701,163	159,876,162
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	71,448,114	71,340,305
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	4,821,628	4,491,058
	182,657,376	182,393,996

Less: accumulated depreciation	(42,015,561)	(37,216,385)
	140,641,815	145,177,611
Construction in progress	28,960,645	25,123,738

	$169,602,460	$170,301,349

Depreciation expense was charged to plant operations and general expenses for the following periods:

	September 30,
	2017	2016

Three months ended	$1,610,637	$1,565,316
Nine months ended	4,837,296	4,678,085

Changes in construction in progress are summarized as follows:

	For the Nine	For the Year
	Months Ended	Ended December
	September 30, 2017	31, 2016
Beginning balances	$25,123,738	$21,022,981
Development/construction	4,548,454	8,116,725
Grant reimbursement	(640,026)	-
Placed into operation	(71,521)	(4,015,968)
Ending balances	$28,960,645	$25,123,738

Constructions in Progress, at cost, consisting of the following projects/assets by location are as follows:

	September 30,	December 31,
	2017	2016
Raft River, Idaho:
Unit I, well improvements	$992,748	$5,377
Unit I, plant improvements	109,444	108,555
Unit II, power plant, substation and transmission lines	751,678	751,618
Unit II, well construction	2,150,897	2,149,835
	4,004,767	3,015,385
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	404,785	426,941
Unit II, well construction	5,599,722	4,748,924
	6,004,507	5,175,865
Neal Hot Springs, Oregon:
Power plant and facilities	75,592	73,761
Well construction	750,510	378,098
	826,102	451,859

WGP Geysers, California:
Power plant and facilities	325,989	325,989
Well construction	9,967,004	8,865,093
	10,292,993	9,191,082
Crescent Valley, Nevada:
Well construction	1,841,363	1,655,653
El Ceibillo, Republic of Guatemala:
Well construction	5,982,413	5,625,394
Plant and facilities	8,500	8,500
	5,990,913	5,633,894

	$28,960,645	$25,123,738

NOTE 6 – ACCOUNTS PAYABLE/ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are summarized as follows:

	September 30,	December 31,
	2017	2016
Accounts payable and accrued liabilities	$1,670,298	$2,255,710
Employee severance liability	1,250,747	-

	$2,921,045	$2,255,710

On July 18, 2017, the CEO’s employment contract expired. The employment contract contained severance provisions that entitled the employee to 18 months base pay and targeted bonus, plus 18 months of insurance premium coverage. The liability is non-secured and non-interest bearing and is scheduled to be paid in the first quarter of 2018.

NOTE 7 – INCOME TAXES

The Company’s estimated effective income tax rates are as follows:

	For the Nine Months Ended
	September 30,
	2017	2016
U.S. Federal statutory rate	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	2.8	3.5
Impact of state deferred rate decrease		-
Stock based compensation	8.3	-
Other	(3.2)	-
Consolidated tax rate before non-controlling interest	41.9	37.5
Tax effect of non-controlling interests	(22.2)	(37.5)
Net effective tax rate	19.7%	0.0%

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the nine months ended September 30, 2017, reflects a reported effective tax rate of 19.7%, which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the non-controlling interest, stock compensation and state income taxes.

NOTE 8 – NOTES PAYABLE

Prudential Capital Group – Idaho USG Holdings LLC
In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance the Company’s development activities. The original principal totaled $20 million and included the option to issue additional debt up to $50 million within the next two years. The original $20 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually at amounts based upon a 20-year amortization period and the scheduled remaining balance of $16,009,495 is due in full at the end of the 7 year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs (Oregon USG Holdings LLC and USG Oregon LLC) and the Raft River (Raft River Energy I LLC) projects. At September 30, 2017, the balance of the loan was $19,296,475 (current portion $392,955) and the net unamortized debt issuance costs associated with this loan totaled $654,901 ($821,070, less amortized costs of $166,169).

U.S. Department of Energy – USG Oregon LLC
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note maybe accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and were reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at September 30, 2017 totaled $56,918,773 (current portion $3,252,501).

Loan advances/tranches and effective annual interest rates are detailed as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through September 30, 2017	(26,139,192)

Loan balance at September 30, 2017	$56,918,773

* - Individual tranches have been fully extinguished.

Prudential Capital Group – USG Nevada LLC
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At September 30, 2017, the balance of the loan was $28,709,646 (current portion $520,301).

Auto Loan – U.S. Geothermal Services, LLC
On July 28, 2016, the Company’s wholly owned subsidiary (U.S. Geothermal Services, LLC) purchased a truck with down payments that totaled $39,496 and a loan agreement with Chrysler Capital. The loan requires total monthly payments of $313, including interest at an average rate of 6.74% per annum until July 2018. The note is secured by the vehicle. At September 30, 2017, the loan balance totaled $3,042 (current portion $3,042).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
September 30,	Payments

2018	$4,168,799
2019	4,591,978
2020	4,807,328
2021	5,093,638
2022	5,256,536
Thereafter	81,009,657

$104,927,936

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of September 30, 2017, the Company can issue stock option grants totaling up to 2,845,566 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2017 and changes for the nine months ended September 30, 2017:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2017	1,824,664	$3.38	$3,186,265
Forfeited/Expired	(19,082)	4.23	-
Exercised	(93,580)	2.09	-
Granted	375,136	4.10	-

Balance outstanding, September 30, 2017	2,087,138	$3.56	$3,835,136

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

During the three months ended September 30, 2017, 34,998 stock options exercisable at prices between $1.86 and $2.76 were exercised by directors, employees and former employees. During the three months ended June 30, 2017, 33,583 stock options exercisable at prices between $1.86 and $3.78 were exercised by employees and former employees. During the three months ended March 31, 2017, 24,999 stock options exercisable at prices between $1.86 and $2.76 were exercised by employees and former employees.

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

During the three months ended September 30, 2017, 7,499 options were forfeited due to termination of employment. During the three months ended June 30, 2017, 11,583 stock options exercisable at prices between $3.78 and $4.44 were forfeited due to termination of employment.

As of September 30, 2017, there was $297,957 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Purchase Warrants

At September 30, 2017, the outstanding share purchase warrants totaled 173,426 (385,139 warrants at December 31, 2016) with a warrant exercise price of $3.00 per warrant and expire December 26, 2017.

On July 6, 2017, broker warrants that totaled 50,000 were exercised by an investor at the warrant exercise price of $3.00. On July 14, 2017, broker warrants that totaled 66,667 were exercised by an investor at the warrant exercise price of $3.00.

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

The following table discloses, by level within the fair value hierarchy, the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet at fair value on a recurring basis:

At September 30, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$31,859,835	$31,859,835	$-	$-

At December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$37,347,897	$37,347,897	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s total lease costs are summarized as follows:

	For the Nine Months Ended,
	September 30,
	2017	2016

Minimum lease payments	$256,925	$354,671
Royalty based contingent lease payments	224,487	229,957
	$481,412	$584,628

The following is the total remaining contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2017	$277,422
2018	1,015,397
2019	901,791
2020	881,712
2021	810,726
Thereafter	12,714,238

NOTE 12 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	September 30,	December 31,
	2017	2016

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$201,665	$207,217
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,218,250	25,361,410
Raft River Energy I LLC interest held by Goldman Sachs	401,419	1,011,363
	$24,821,334	$26,579,990

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. Initially, the Company contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights, and GGE contributed $704,460 of geothermal lease, mineral rights and exploration data. From November 18, 2014 to September 30, 2017, the Company has contributed $537,042 for the project’s drilling costs and other costs that were not proportionally matched by GGE. These contributions effectively increased the Company’s ownership interest to 69.28% and 68.99% at September 30, 2017 and December 31, 2016; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statements of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the nine months ended September 30, 2017 and the year ended December 31, 2016, distributions were made to the Company that totaled $4,702,100 and $6,107,217; respectively. During the nine months ended September 30, 2017 and the year ended December 31, 2016, distributions were made to Enbridge that totaled $3,134,734 and $4,071,478; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)

RREI is a joint venture between the Company and The Goldman Sachs Group. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2016, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended operating agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017. During the nine months ended September 30, 2017, RREI distributed funds to the Company and Goldman Sachs of $879,864 and $25,884; respectively. During the year ended December 31, 2016, RREI distributed funds to the Company and Goldman Sachs of $1,203,349 and $82,473; respectively. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company made contributions of $1,053,680 and $3,349,087; respectively.

Under the terms of the December 16, 2015 agreement, the Company is entitled to incremental profits earned as a result of additional contributions made by the Company. During the nine months ended September 30, 2017, a new production well that was contributed to the project by the Company produced incremental net profits of $440,221.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statements of operations with the elimination of the non-controlling interest identified.

NOTE 13 – ASSET RETIRMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated at $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At September 30, 2017, the Company has not considered it necessary to specifically fund these obligations. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. The obligation balances at September 30, 2017 and December 31, 2016 totaled $1,219,903. All of the obligations were considered to be long-term at September 30, 2017.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than or not significantly more than the assets’ estimated salvage values. Therefore, as of September 30, 2017 and December 31, 2016, no retirement obligations have been recognized.

NOTE 14 – BUSINESS SEGMENTS

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

	Operating	Corporate &
	Plants	Development	Consolidated

Total Assets:
September 30, 2017	$178,886,815	$58,817,952	$237,704,767
December 31, 2016	188,682,162	54,742,170	243,424,332

For the Nine Months Ended September 30, 2017:
Operating Revenues	$21,560,069	$-	$21,560,069
Net Income (Loss)	4,890,859	(5,496,688)	(605,829)
2016:
Operating Revenues	20,900,850	-	20,900,850
Net Income (Loss)	5,917,713	(4,850,355)	1,067,358

For the Three Months Ended September 30, 2017:
Operating Revenues	$6,811,888	$-	$6,811,888
Net Income (Loss)	1,342,204	(2,476,350)	(1,134,146)
2016:
Operating Revenues	6,733,294	-	6,733,294
Net Income (Loss)	1,644,485	(1,376,255)	268,230

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “intend,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “predict,” “potential,” or similar expressions in this document or in documents incorporated by reference in this document. Examples of these forward-looking statements include, but are not limited to:

•	our business and growth strategies;

•	our future results of operations;

•	anticipated trends in our business;

•	the capacity and utilization of our geothermal resources;

•	our ability to successfully and economically explore for and develop geothermal resources;

•	our exploration and development prospects, projects and programs, including timing and cost of construction of new projects and expansion of existing projects;

•	the fulfillment of the respective parties’ rights and obligations under our joint ventures, leases, permits and all other agreements;

•	availability and costs of drilling rigs and field services;

•	our liquidity and ability to finance our exploration and development activities;

•	our working capital requirements and availability;

•	the continued availability of tax incentive programs for development of geothermal projects;

•	our illustrative plant economics;

•	our illustrative growth goals and development and acquisition projections;

•	market conditions in the geothermal energy industry; and

•	the impact of environmental and other governmental regulation.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	the failure to obtain sufficient capital resources to fund our operations;

•	unsuccessful construction and expansion activities, including delays or cancellations;

•	incorrect estimates of required capital expenditures;

•	increases in the cost of drilling and completion, or other costs of production and operations;

•	ability to obtain a power purchase agreement for a new project;

•	the enforceability of the power purchase agreements for our projects;

•	impact of environmental and other governmental regulation, including delays in obtaining permits or ongoing impacts of the sequester;

•	hazardous and risky operations relating to the development of geothermal energy;

•	our ability to successfully identify and integrate acquisitions;

•	the failure of the geothermal resource to support the anticipated power capacity;

•	our dependence on key personnel;

•	changes in applicable laws, rules or regulations, including tax incentive programs for the development of geothermal projects;

•	the potential for claims arising from geothermal plant operations;

•	general competitive conditions within the geothermal energy industry; and

•	financial market conditions.

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

General Background and Discussion

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2017 and notes thereto included in this quarterly report and our Annual Report for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

The Company is a Delaware corporation. The Company’s common stock trades on the NYSE American Exchange under the symbol “HTM”.

For the quarter ended September 30, 2017, the Company was focused on:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
•	continuing detailed engineering and pursuing PPA opportunities for the WGP Geysers project;
•	completing multi-well flow test on San Emidio II wells, and completing permitting for the San Emidio project;
•	continuing the advanced resource evaluation portion of the $1.5 million SubTER grant from the Department of Energy at San Emidio and Crescent Valley;
•	continuing engineering for the Neal Hot Springs hybrid cooling system and completing water well testing; and
•	evaluating potential new geothermal projects and acquisition opportunities.

The Board of Directors is focused on the strategic direction of the Company, including review of the Company’s overall development plan as well as reviewing strategic alternatives. The Board has established committees to assist the Board with this process. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.

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

Projects in Operation

Projects in Operation
			Generation
		Ownership	(Ave. Net	PPA Limit	Power	Contract
Project	Location	%	MWs)(3)	(megawatts)	Purchaser	Expiration
Neal Hot Springs	Oregon	60(1)	21.2	25.0	Idaho Power	2036
San Emidio (Unit I)	Nevada	100	8.4	9.9(4)	NV Energy	2038
Raft River (Unit I)	Idaho	95(2)	9.4	13.0	Idaho Power	2032

(1)	Neal Hot Springs is a joint venture with a 40% interest held by Enbridge.
(2)	Raft River is a joint venture with a subsidiary of Goldman Sachs as the tax equity partner owning a 5% interest.
(3)	Average of 3 years generation.
(4)	Generation eligible for full PPA price. Generation from 9.9 MW up to 14.7 MW is eligible for excess energy payment of $50 per megawatt-hour within the terms of the PPA.

Facility Generation
Generation from all facilities totaled 228,415 megawatt hours for the first nine months of 2017. For the same period in 2016, the total generation was 228,722 megawatt hours. For the third quarter of 2017, generation from all facilities totaled 62,701 megawatt hours compared to 66,055 megawatt hours during the same period in 2016.

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

For the third quarter of 2017, generation was 30,800 megawatt-hours with an average of 14.1 net megawatts per hour of operation and plant availability was 99.1% . For the same period in 2016, the plant generated 29,758 megawatt-hours with an average of 13.5 net megawatts per hour and plant availability was 99.5% excluding scheduled maintenance.

A final payment of $897,150 was received on October 1, 2017 from the insurance company for the property damage and business interruption (lost generation revenue) incurred for the damage sustained on Unit 1 in January.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25-year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2017 is $111.83 per megawatt-hour.

San Emidio Unit I, Nevada
The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the third quarter of 2017, generation was 11,299 megawatt-hours with an average of 8.6 net megawatts per hour of operation and plant availability was 59.2% . For the same period in 2016, the plant generated 19,675 megawatt-hours with an average of 9.0 net megawatts per hour and plant availability was 99.2% .

On July 21, 2017, refrigerant leaks were identified in a number of vaporizer tubes, and the facility was shut down. Repairs were completed on August 18, 2017, and the plant restarted after being down for 29 days. After the repairs, the plant is operating at budgeted generation levels. The damaged tubes will be replaced during the spring 2018 scheduled maintenance outage.

On June 1, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 10 megawatts annual average. The PPA has a 25-year term with an annual escalation rate of 1 percent. The annual average price paid under the PPA for 2017 is $93.94 per megawatt-hour.

Raft River, Idaho
Raft River Energy I is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single, 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the third quarter of 2017, generation was 20,602 megawatt-hours with an average of 9.3 net megawatts per hour of operation and plant availability was 100%. For the same period in 2016, the plant generated 16,622 megawatt-hours with an average of 7.5 net megawatt hours and plant availability was 100%.

The increased generation during the third quarter of 2017 is due to the addition of production well RRG-5, which commenced operation in late March 2017 at 1,000 gpm. The flow rate from RRG-5 was increased to 1,400 gpm after installation of a new, upgraded injection pump. The new injection pump was installed on August 25, 2017, and allows the plant to inject over 6,000 gpm into the injection field. These improvements have increased the annual average generation of the plant by 1.6 net megawatts. Further improvements to the plant and wellfield are being analyzed and will be considered in the future.

Well RRG-9, which was used as part of an $11.4 million thermal stimulation grant funded primarily by the DOE, has increased injection capacity to a current level of over 1,450 gpm. This injection capacity is sufficient to provide all of the additional volume needed to accept the flow from well RRG-5 without requiring any new drilling.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2017 is $64.63 per megawatt-hour.

In addition to the price paid for energy by Idaho Power, Raft River Unit I currently receives $4.75 per megawatt-hour under a separate contract for the sale of RECs to Holy Cross Energy, a Colorado electric cooperative. Starting in January 2018, a new, 10 year REC contract with the Public Utility District No. 1 of Clallam County, Washington will replace the current contract. This REC contract only includes the sale of the RECs owned by the Raft River project. Under the terms of our PPA, starting in 2018, 49% of the RECs produced will be owned by the Raft River Project, and the Idaho Power Company will own the remaining 51%.

Projects Under Development and Exploration

Development Projects
		Target	Projected	Estimated
		Development	Commercial	Capital Required	Power
Project	Ownership	(Megawatts)	Operation Date	($million)	Purchaser
Neal Hot Springs - upgrade	60%	1-2	4th Quarter 2018	5	Idaho Power
San Emidio I - upgrade	100%	1-2	3rd Quarter 2018	4	NV Energy
Raft River – upgrade	100%	0.5	3rd Quarter 2018	1	Idaho Power
WGP Geysers	100%	30	4th Quarter 2019*	148	TBD
San Emidio Phase II	100%	25-35	4th Quarter 2020*	126-168	TBD
El Ceibillo Phase I	100%	25	TBD	140	TBD
Crescent Valley Phase I	100%	25	TBD	130	TBD

* - Commercial operation dates are projections only. The actual commercial operation date can only be provided after a PPA has been obtained for the project.

Exploration Properties
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	69.3%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Phase II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20

     * - Target development sizes are predevelopment estimates of unproven resources. The estimates are based on third-party, Monte Carlo heat-in-place calculations or our internal evaluation of available information regarding resource temperature, and flow data from wells, where available.

Neal Hot Springs – Upgrade Project
The engineering is continuing to complete the design for a hybrid cooling system that will add water cooling to the existing air cooled system now in place. Water cooling will increase the efficiency of the plant during the summer period when generation is suppressed by high ambient temperatures. There are approximately 3.9 megawatts of annual average generation that are available under the terms of the PPA.

Each megawatt of increased generation is worth approximately $990,000 at the 2019 contract price of $116.45.

Construction of the first phase of the hybrid cooling system is planned for 2018. Testing of cooling water well #1 showed that while it produced over 100 gpm of water, it is connected to surface water and is not useable under Oregon law. A combined water supply system will be used that utilizes both fresh water and treated geothermal water to provide the 250 gpm of water for the cooling tower. An idle well, NHS-12, is also being evaluated to provide additional cooling water to the system.

San Emidio I, Nevada – Upgrade Project
At our operating San Emidio I project, we are evaluating an enhancement program to increase generation from the power plant. There are approximately 1.5 megawatts annual average that remains available under the terms of the PPA at full price, and several more megawatts that could be sold at the excess energy price. One megawatt at full contract price is worth approximately $800,000 in additional annual revenue and each megawatt of excess energy generated above 10 megawatts, but below 14.7 megawatts is worth approximately $425,000.

A permit has been filed with the Bureau of Land Management (BLM) in order to drill a full-sized twin of observation well 25-21 in the Southwest Zone. The new production well would be connected to the Phase I plant and provide 1,200 to 1,500 gpm of 320°F fluid. Developing production from the Southwest Zone in 2018 would provide a long-term flow test of the Southwest Zone that will be critical to understand its full development potential and would result in an increase in revenue.

Raft River, Idaho – Upgrade Project
The addition of production well RRG-5 increased the average generation from the Raft River plant by 1.6 net megawatts in 2017. Due to the positive response from the wellfield, which showed a minimal decrease in fluid levels, a study to increase the capacity of production pump RRG-4 in 2018 is being analyzed. The upgrade project would consist of increasing the capacity of the pump to produce approximately 400-500 gpm more fluid to the plant.

This upgrade would result in an estimated generation increase of approximately 0.5 net megawatts annual average. In 2019, the first full year of production, the energy plus renewable energy credit value will be $75.71 per megawatt hour, resulting in approximately $630,000 of additional revenue. Approximately half of this revenue would be realized in 2018.

WGP Geysers, California – Development Project
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

Detailed engineering of the 28.8 net megawatt power plant is continuing. Our engineers and consultants are working in concert with our EPC contractors to examine all aspects of the construction cycle with a focus on reducing construction costs. The hybrid cooling design will dramatically increase the volume of water available for injection back into the reservoir, which will result in increased power generation over the life of the project. Traditional water cooled geothermal steam plants re-inject approximately 20 to 25% of the water that is extracted from the steam, while our current hybrid design may re-inject approximately 80% more of the water. This higher injection rate will provide long term, stable steam production, and will result in increased power generation over the life of the project.

The Conditional Use Permit from Sonoma County, which approves the construction plan for the WGP Geysers power plant, was received on December 16, 2016. Combined with the Large Generator Interconnection Agreement (“LGIA”) that was received from the California Independent System Operator and Pacific Gas & Electric, this completes the long lead permits and agreements that are needed for the project. Once final engineering design is finished, and a PPA is executed, an air quality permit and building permit will be needed before on site construction will begin.

We received the signed LGIA for the project on March 6, 2016 with the California Independent System Operator and Pacific Gas & Electric (PG&E). This agreement allows the project to connect to the transmission grid and deliver up to 35 megawatts of energy. The Company has paid the total interconnection cost of $1.9 million for the grid operator’s portion of the work in the substation. An additional 1.7 mile long transmission line will be required to connect from the plant to the substation and discussions are ongoing with the landowners to acquire a right-of-way.

If the right-of-way cannot be secured, an alternative interconnection method will be required that may trigger additional studies and extend the time required for interconnection into the transmission grid. A previous LGIA was issued for the WGP Geysers project in 2009 (now terminated), which utilized a “ring bus” type substation that was located on the plant site. The additional cost associated with this substation configuration is currently included in the estimated capital cost for the project.

Based on flow test data generated from well flow testing performed in mid-2015, a third party expert reported in September 2015, that the four production wells already drilled are capable of delivering an initial capacity of 28.1 MW (gross) or 25.4 MW (net) based on current power plant steam conversion rates from a detailed design for a 28.8 MW (net) power plant. These tests show the wells would initially produce a combined total of 458,000 pounds per hour. Using the average steam production rate from these wells and an assumed interference factor of 30%, the third party expert estimates that an additional two to three production wells would be needed to support the long-term operation of a 28.8 MW (net) plant. Using the large data base from the surrounding Geysers geothermal field, the historic WGP well production data, and the 2015 flow test information, a numerical reservoir model has been developed to provide the final well requirements and targeting for injection sites.

We continue to submit proposals when Request for Offers are released by organizations seeking renewable energy and have continued bilateral discussions with several potential purchasers. To date, the WGP Geysers project has not been selected to negotiate a PPA. Bilateral discussions are being held with several potential California based power purchasers for the generation from the WGP Geysers plant. Purchasers have expressed interest in renewable, base load power, to replace fossil fuel based power generation that is being phased out of some of their portfolios and to stabilize and balance intermittent resources already in their portfolios.

San Emidio Phase II, Nevada
The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by non-recourse project debt, with the remainder funded through equity financing. We believe the project qualifies for the 30% Federal Investment Tax Credit (or Production Tax Credit), which when monetized, can meet most of the equity financing requirements.

A power plant development permit application for the San Emidio Phase II project was submitted to the BLM on March 29, 2017. The application provides for the installation of three power plant units, and up to 20 wells and related infrastructure needed to develop the project. It is expected that the evaluation by the BLM will take 12 months or longer to complete. All of the required cultural and biological surveys were completed for the plant and wellfield area during the second quarter, with no unique or notable sites or species identified. Environmental surveys of the power line that will interconnect the plant to the NV Energy substation will be conducted during the 4th quarter 2017.

During September 2017, a 59-hour, multi-well flow test was conducted using three of the recently drilled Southwest Zone wells. Total flow from the wells was approximately 1,590 gpm. Testing included a step rate program with four-hour increments, whereby one well, then two wells, and finally all three wells were flowed for the 51-hour duration of the test. Flowing temperature from the three wells ranged from 319°F to 325°F. Pressure was also monitored on the flowing wells, which experienced pressure drawdown from 7.7 psi to 43.0 psi. A monitoring well in the Southwest Zone, located 1,700 feet from the nearest flowing well, had a pressure drawdown of 4.3 psi. Five additional monitoring wells located in the Phase I reservoir area recorded pressure changes of 0.9 psi to 3.2 psi.

These results continue to support the previously announced Probability Power Density model resource estimate of 25.9 megawatts at a 90% probability. The 50% probability level estimate of 47 megawatts remains unchanged because all of these wells are inside the originally defined Southwest Zone resource area. Future drilling to expand the resource beyond the currently defined area is planned, but cannot be implemented until the Environmental Assessment for the Phase II power plant development is approved by the BLM.

An application for a LGIA was filed with NV Energy on June 26, 2017. The LGIA would provide for the interconnection of 45 megawatts of generation capacity. Permitting for the transmission line, which is approximately 57 miles long, may extend the time required to interconnect the project and could impact the currently projected commercial operation date. The LGIA was accepted as complete by NV Energy and entered the first step in the FERC mandated evaluation process on October 1, 2017. Under the structure of the interconnection process, the first phase study is scheduled to be completed in early January 2018.

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

In July 2016, the Company was awarded a $1.5 million DOE cost share grant under the “Development of Technologies for Sensing, Analyzing, and Utilizing Novel Subsurface Signals in Support of the Subsurface Technology and Engineering (“SubTER”) Crosscut Initiative”. The program approved under the grant includes using new subsurface imaging technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The primary data collection phase of the program, which included passive seismic and magnetotelluric (MT) stations, was completed at San Emidio in December 2016. A second phase of data collection was required to fill in and replace a limited number of MT stations at San Emidio, and was completed in the third quarter.

After all data is compiled and interpreted, if viable drilling targets have been identified, DOE may approve a second phase of the grant program to confirm the findings by drilling, but there is no assurance the DOE will approve a second phase, even if viable targets are identified. The total program cost is estimated to be $1.9 million and we anticipate the Company cost share would be $400,000.

El Ceibillo, Republic of Guatemala
A geothermal energy rights concession, located 14 kilometers southwest of Guatemala City, was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company. in April 2010. The concession agreement contains a schedule that requires the development and construction of a power plant. In July 2015, the Guatemalan Ministry of Energy and Mines approved a modified construction schedule that extended the development and construction period to June 1, 2018. There are 24,710 acres (100 square kilometers) in the concession, which is at the center of the Aqua and Pacaya twin volcano complex.

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

With the shallow, commercial resource now outlined, a deeper well has been sited to test the producing structure down dip from well EC-5 to a projected depth of 1,970 to 2,300 feet (600-800 meters). A deeper intersection in the reservoir could increase the reservoir capacity and production temperature and change the design of the power plant. Well EC-1, which was drilled in 2013 to a depth of 5,650 feet (1,722 meters) found a measured bottom-hole temperature of 526°F (274°C), but did not intersect a commercial zone of permeability. The comparative geology between EC-5 and EC-1 suggests a fault or other structure feeding the reservoir may be located in the area between the two wells.

On September 28, 2017, U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of U.S. Geothermal, Inc., was notified that it has been awarded a $3.42 (€2.91) million grant from the German Development Facility for Latin America for further development drilling at the El Ceibillo project. The grant represents an approximate 40% cost share for drilling up to three production wells, with a total estimated program cost of $8.81 (€7.486) million. If the GDF funding is used on the project and the power plant is constructed, the grant would be converted into a loan. The German Development Bank may consider financing the entire project if it moves to production. The next phase of work for the project is being considered by the management team as 2018 budgets are being developed.

Expenditures at El Ceibillo are being carefully controlled until we see evidence that the energy market is advancing in Guatemala. On January 10, 2017, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERG¥A ELÉCTRICA–“CNEE”), announced that it is preparing to issue a Request For Proposal (“RFP”) later this year for 420 megawatts of power, of which 40 megawatts is to be reserved specifically for geothermal energy. There is still no indication of when that RFP may be issued. When the RFP is issued, we expect the El Ceibillo project will be bid into the process.

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

Initially the well was only capable of receiving 20 gpm of water due to the low permeability of the rock. After several moderate pressure stimulations, the injection of cold power plant discharge fluid was started and has continued to date. The lower temperature fluid causes thermal fracturing within the higher temperature host rock of the reservoir. At the current plant generation level, the flow into the well has continued to increase and is now approximately 1,450 gpm.

Well RRG-9 continues to be used temporarily for injection from the Raft River Energy I power plant as an extension of the DOE EGS program. The Company’s contributions for the thermal stimulation program are made in-kind by the use of the RRG-9 well, well field data provided by the Company, and through ongoing labor for monitoring support.

The development and construction of a Phase II project at Raft River is dependent upon additional drilling and the availability of a PPA.

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

The SubTER program, approved under the DOE grant awarded in July 2016, includes using new subsurface technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The passive seismic data collection phase of the program was completed at Crescent Valley in December of 2016. A magnetotelluric (MT) survey was completed during the third quarter. The data is being interpreted to develop a 3D map to help identify future drilling targets. The details of this award are discussed in the San Emidio Phase II project discussion above.

Operating Results

For the nine months ended September 30, 2017, the Company reported net loss attributable to the Company of $2,007,790 ($0.11 loss per share) which represented an unfavorable increase of $1,514,967 (307.4% increase) from net loss attributable to the Company of $492,823 ($0.03 loss per share) reported in the same period ended 2016. For the three months ended September 30, 2017, the Company reported net loss attributable to the Company of $1,826,826 ($0.09 loss per share) which represented an unfavorable increase of $1,676,328 (1,113.9% increase) from net loss attributable to the Company of $150,498 ($0.01 loss per share) reported in the same period ended 2016. Both favorable and unfavorable variances were reported in areas related to the operations of the Company’s three power plants. Notable favorable variances were reported for professional fees, promotion expenses and income tax expense/benefit. An unfavorable variance was noted for employee compensation.

Plant Operations

A summary of energy sales by plant is as follows:

	For the Nine Months Ended September 30,
	2017		2016
	$	%	$	%
Neal Hot Springs, Oregon	12,801,243	60.2	12,462,398	60.4
San Emidio, Nevada	4,555,594	21.4	5,045,512	24.4
Raft River, Idaho	3,905,416	18.4	3,147,199	15.2
	21,262,253	100.0	20,655,109	100.0

% - represents the percentage of total Company energy sales.

	For the Three Months Ended September 30,
	2017		2016
	$	%	$	%
Neal Hot Springs, Oregon	4,141,284	61.7	3,651,073	54.9
San Emidio, Nevada	1,061,459	15.8	1,829,996	27.5
Raft River, Idaho	1,511,251	22.5	1,173,294	17.6
	6,713,994	100.0	6,654,363	100.0

% - represents the percentage of total Company energy sales.

A quarterly summary of megawatt hours generated by plant are as follows:

	For the Quarter Ended,
	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2017	2017	2017
Neal Hot Springs, Oregon	29,758	57,036	48,178	37,727	30,800
San Emidio, Nevada	19,675	20,803	19,501	17,695	11,299
Raft River, Idaho	16,622	20,039	21,934	20,679	20,602
	66,055	97,878	89,613	76,101	62,701

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

For the nine months ended September 30, 2017, the Neal Hot Springs plant reported subsidiary net income of $5,020,316 which was a decrease of $729,657 (12.7% decrease) from subsidiary net income of $5,749,973 reported in the same period ended 2016. For the three months ended September 30, 2017, the Neal Hot Springs plant reported subsidiary net income of $2,032,429 which was an increase of $752,902 (58.8% increase) from subsidiary net income of $1,279,527 reported in the same period ended 2016.

Energy sales for the nine months ended September 30, 2017 increased 2.7% (increased 13.4% for the three months ended September 30, 2017) from the same periods ended 2016. In the current quarter, the plant produced 30,800 net megawatts which was an increase of 3.5% from the same quarter ended 2016. In the third quarter of 2016, annual maintenance for Unit 3 resulted in 252 lost production hours. Few production hours (70 hours for all three units) were lost in the third quarter of 2017. For the nine months ended September 30, 2017, energy production was down 4.8% from the same period ended 2016. On January 5, 2017, Unit 1 experienced mechanical failures, primarily due to extreme cold temperatures that resulted in outages and the loss of a substantial amount of that Unit’s refrigerant. The Unit’s complications resulted in a total of 1,025 lost production hours during the first quarter of 2017. The initial repairs to identify and plug the damaged tubes were completed on February 12, 2017, however, Unit 1 operated at a reduced level through May 2017. Business Interruption insurance provided $727,235 of revenue to cover lost energy sales after the first 30 days of lost generation. Without the insurance coverage, energy sales for the first quarter would have decreased 9.0% from the same period ended 2016. In the second quarter of 2017, the annual planned maintenance was completed on Units 1 and 2. The annual maintenance resulted in a total of 393 lost production hours. Also in April and May 2017, Unit 1 experienced a number of forced outages due to the plugging of the feed pump suction strainer and other minor mechanical issues that resulted in approximately 352 lost production hours.

Plant operating expenses, excluding depreciation, increased $1,084,043 (35.5% increase) for the nine months ended September 30, 2017 from the same period ended 2016. Plant operating expenses, excluding depreciation, decreased $248,875 (21.6% decrease) for the three months ended September 30, 2017 from the same period ended 2016. During the current periods, there were notable cost increases in field maintenance, chemicals and taxes.

During the nine months ended September 30, 2017, field maintenance costs increased $264,669 ($219,701 decrease for the three months ended September 30, 2017) from the same periods ended 2016. For the current nine month period, over $661,000 in field maintenance costs were incurred to repair vaporizers, turbines and brine injection systems. Most of the repair costs were needed for Unit 1. Turbine repairs were incurred for both Units 1 and 2.

During the nine months ended September 30, 2017, chemical and lubricant costs increased $234,861 ($1,733 for the three months ended September 30, 2017) which was a 238.0% increase (4.7% increase for the three months ended September 30, 2017) from the same periods ended 2016. For the current nine months, purchases were made for additional refrigerant and scale inhibitor fluids of approximately $121,000 and $77,000; respectively.

For the nine months ended September 30, 2017, the Company incurred property taxes of $704,093. For the first three years of operations, property taxes were abated by the County. The abatement period ended in 2016 and the first property tax payment was made in December 2016.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Nine Months Ended September 30,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	12,801,243	100.0	12,462,399	100.0	338,844	2.7

Plant expenses:
General operations	4,139,038	32.3	3,054,995	24.5	(1,084,043)	(35.5)
Depreciation and amortization	2,480,770	19.4	2,458,672	19.7	(22,098)	(0.9)
	6,619,808	51.7	5,513,667	44.2	(1,106,141)	(20.1)

Gross Profit	6,181,435	48.3	6,948,732	55.8	(767,297)	(11.0)

Other income (expense):
Interest expense	(1,166,469)	(9.1)	(1,204,256)	(9.7)	37,787	3.1
Other and interest income	5,350	0.0	5,497	0.0	(147)	(2.7)
	(1,161,119)	(9.1)	(1,198,759)	(9.7)	37,640	3.1

Subsidiary Net Income	5,020,316	39.2	5,749,973	46.1	(729,657)	(12.7)

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

	Three Months Ended September 30,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	4,141,284	100.0	3,651,073	100.0	490,211	13.4

Plant expenses:
General operations	905,151	21.9	1,154,026	31.6	248,875	21.6
Depreciation and amortization	827,996	20.0	820,546	22.5	(7,450)	(0.9)
	1,733,147	41.9	1,974,572	54.1	241,425	12.2

Gross Profit	2,408,137	58.1	1,676,501	45.9	731,636	43.6

Other income (expense):
Interest expense	(377,566)	(9.0)	(398,569)	(10.9)	21,003	5.3
Other and interest income	1,858	0.0	1,595	0.0	263	16.5
	(375,708)	(9.0)	(396,974)	(10.9)	21,266	5.4

Subsidiary Net Income	2,032,429	49.1	1,279,527	35.0	752,902	58.8

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

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

	Mega-		Ave. Rate		Depreciation
	watt	Energy	per	Subsidiary	&
	Hours	Sales	Megawatt	Net Income*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,366,004	100.0	3,226,740	818,062
June 30, 2016	39,094	3,445,321	88.2	1,243,706	820,063
September 30, 2016	29,758	3,651,073	122.4	1,279,527	820,546
December 31, 2016	57,036	7,099,320	124.5	4,471,869	823,116
March 31, 2017	48,178	5,210,556	101.4	2,345,574	826,748
June 30, 2017	37,727	3,449,403	91.4	642,313	826,026
September 30, 2017	30,800	4,141,284	125.1	2,032,429	827,996

* - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada Plant Energy Sales and Plant Operating Expenses (USG Nevada LLC)

For the nine months ended September 30, 2017, the San Emidio plant reported subsidiary net loss of $228,981 which was a decrease of $896,173 (134.3% decrease) from $667,192 subsidiary net income reported in the same period ended 2016. For the three months ended September 30, 2017, the San Emidio plant reported subsidiary net loss of $896,001 which was a decrease of $1,280,019 (333.3% decrease) from $384,018 subsidiary net income reported in the same period ended 2016.

Energy sales for the nine months ended September 30, 2017, decreased 9.7% (42.0% decrease for the three months ended September 30, 2017) from the same periods ended 2016. For the current three months, the plant produced 11,299 megawatt hours, which was a 42.6% decrease from the same period in the prior year. The plant experienced several outages in the current quarter that resulted in a total of 903 lost production hours. The largest outages were needed to repair the leaks in the vaporizer tubes (637 lost hours). Other outages were caused by line capacitor fault failures, refrigerant feed pump repairs and transmission pole fires. During the second quarter 2017, the plant experienced a planned outage for annual maintenance that resulted in a total 243 lost production hours. In the second quarter of the prior year, the plant lost over 450 hours of production. In addition to 138 hours lost due to the prior year annual maintenance, 312 hours were lost due to a forced outage needed to replace the refrigerant pump and the failure of a vaporizer bypass valve.

Plant operating costs, excluding depreciation, increased $455,437 for the nine months ended September 30, 2017 ($531,600 increase for the three months ended September 30, 2017), which was a 23.7% increase (84.3% increase for the three months ended September 30, 2017) from the same periods ended 2016. The notable increase in operating expenses was primarily related to field maintenance costs. In the current quarter, the plant incurred field maintenance costs of $476,275, which was a 327.2% increase in field maintenance costs from the same quarter in the prior year. As noted above, the plant experienced issues with the vaporizer tubes and refrigerant feed systems during the current quarter. The repair and replacement costs needed to alleviate these issues exceeded $509,000.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Nine Months Ended September 30,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	4,555,594	100.0	5,045,512	100.0	(489,918)	(9.7)

Plant expenses:
Operations	2,378,819	52.2	1,923,382	38.1	(455,437)	(23.7)
Depreciation and amortization	957,620	21.0	959,448	19.0	1,828	0.2
	3,336,439	73.2	2,882,830	57.1	(453,609)	(15.7)

Gross Profit	1,219,155	26.8	2,162,682	42.9	(943,527)	(43.6)

Other income (expense):
Interest expense	(1,467,243)	(32.2)	(1,504,587)	(29.9)	37,344	2.5
Other income	19,107	0.4	9,097	0.2	10,010	110.0
	(1,448,136)	(31.8)	(1,495,490)	(29.7)	47,354	3.2

Subsidiary Net Income (Loss)	(228,981)	(5.0)	667,192	13.2	(896,173)	(134.3)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

	Three Months Ended September 30,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,061,459	100.0	1,829,996	100.0	(768,537)	(42.0)

Plant expenses:
Operations	1,161,861	109.4	630,261	34.4	(531,600)	(84.3)
Depreciation and amortization	316,940	29.9	321,479	17.6	4,539	1.4
	1,478,801	139.3	951,740	52.0	(527,061)	(55.4)

Gross Profit (Loss)	(417,342)	(39.3)	878,256	48.0	(1,295,598)	(147.5)

Other income (expense):
Interest expense	(487,141)	(45.9)	(498,094)	(27.2)	10,953	2.2
Other income	8,482	0.8	3,856	0.2	4,626	120.0
	(478,659)	(45.1)	(494,238)	(27.0)	15,579	3.2

Subsidiary Net Income (Loss)	(896,001)	(84.4)	384,018	21.0	(1,280,019)	(333.3)

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214
June 30, 2016	14,139	1,315,049	93.0	(142,273)	319,756
September 30, 2016	19,675	1,829,996	93.0	384,018	321,479
December 31, 2016	20,803	1,934,846	93.0	375,074	321,222
March 31, 2017	19,501	1,831,890	93.9	425,071	321,051
June 30, 2017	17,695	1,662,245	93.9	241,949	319,629
September 30, 2017	11,299	1,061,459	93.9	(896,001)	316,940

* - The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho Unit I (Raft River Energy I LLC) Plant Operations

For the nine months ended September 30, 2017, the Raft River plant reported subsidiary net income of $99,524 which was an increase of $598,978 (119.9% increase) from the $499,452 subsidiary net loss reported in the same period ended 2016. For the three months ended September 30, 2017, the Raft River plant reported subsidiary net income of $205,776 which was an increase of $224,836 from the $19,060 subsidiary net loss reported in the same period ended 2016.

Energy sales for the nine months ended September 30, 2017 increased 24.1% (28.8% increase for the three months ended September 30, 2016) from the same periods ended 2016. During the three months ended September 30, 2017, the plant produced 20,602 megawatts, which was a 24.0% increase from the same period ended 2016. On March 21, 2017, a new production well (RRG-5) was connected to the plant. The new well addition has increased the net power production of the plant by approximately 0.71 megawatts. The plant experienced less than an hour of lost production in the current quarter and the same quarter of 2016. In the second quarter of 2017, the plant lost a total of 150 hours (138 hours lost in the second quarter of 2016) related to annual maintenance. In February 2016, a production well (RRG-2) was taken off line in order to facilitate the well expansion project. This well was reconnected to the plant when the project was completed in June 2016.

Plant operating costs, excluding depreciation, increased $212,986 for the nine months ended September 30, 2017 ($215,570 increase for the three months ended September 30, 2017), which was an 8.8% increase (30.7% increase for the three months) from the same periods ended 2016. During the current nine months, electricity purchases increased 21.2% (30.8% increase for the three months) from the same period in the prior year. Electricity purchases are incurred for the various pumps utilized by the plant. The increases in electricity purchases are directly related to the increase in energy production. A majority of the increase in electricity purchases is related to adding an additional production well pump in March 2017.

Depreciation expense increased $123,346 for the nine months ended September 30, 2017 ($41,652 increase for the three months ended September 30, 2017) from the same periods ended 2016. In October 2016, the well RRG-2 that cost approximately $3.8 million was placed into operation. The depreciation costs of this well are approximately $10,630 per month ($31,890 per quarter).

The summarized statements of operations for RREI are as follows:

	Nine Months Ended September 30,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	3,905,416	92.9	3,147,199	92.8	758,217	24.1
Energy credit sales	297,816	7.1	245,741	7.2	52,075	21.2
	4,203,232	100.0	3,392,940	100.0	810,292	23.9

Plant expenses:
General operations	2,646,883	63.0	2,433,897	71.7	(212,986)	(8.8)
Depreciation and amortization	1,457,418	34.6	1,334,072	39.3	(123,346)	(9.2)
	4,104,301	97.6	3,767,969	111.0	(336,332)	(8.9)

Gross Profit (Loss)	98,931	2.4	(375,029)	(11.0)	473,960	126.4

Other income (expense)	593	0.0	(124,423)	(3.7)	125,016	100.5

Subsidiary Net Income (Loss)	99,524	2.4	(499,452)	(14.7)	598,976	119.9

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

	Three Months Ended September 30,
	2017		2016		Variance
	$	%	$	%	$	%*
Plant revenues:
Energy sales	1,511,251	93.9	1,173,294	93.7	337,957	28.8
Energy credit sales	97,893	6.1	78,931	6.3	18,962	24.0
	1,609,144	100.0	1,252,225	100.0	356,919	28.5

Plant expenses:
General operations	917,071	57.0	701,501	56.0	(215,570)	(30.7)
Depreciation and amortization	486,530	30.2	444,878	35.5	(41,652)	(9.4)
	1,403,601	87.2	1,146,379	91.5	(257,222)	(22.4)

Gross Profit	205,543	12.8	105,846	8.5	99,697	94.2

Other income (expense)	233	0.0	(124,906)	(10.0)	125,139	100.2

Subsidiary Net Income (Loss)	205,776	12.8	(19,060)	(1.5)	224,836	**

% - represents the percentage of total plant operating revenues.
%* - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
** - variance was a very large percentage.

The intercompany elimination adjustments for interest expense, management fees and lease costs are not incorporated into the presentation of the subsidiary’s operations.

Key quarterly production data for RREI is summarized as follows:

	Mega-		Ave. Rate	Subsidiary	Depreciation
	watt	Energy	per	Net Income	&
	Hours	Sales	Megawatt	(Loss)*	Amortization
Quarter Ended:	Produced	($)	Hour ($)	($)	($)
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587
June 30, 2016	15,647	829,554	52.1	(321,895)	444,608
September 30, 2016	16,622	1,173,294	71.5	(288,634)	444,878
December 31, 2016	20,039	1,452,737	72.5	130,804	480,864
March 31, 2017	21,934	1,292,005	58.9	55,242	484,948
June 30, 2017	20,680	1,102,160	64.6	(161,494)	485,940
September 30, 2017	20,602	1,511,251	73.3	205,776	486,530

* - Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Professional and Management Fees
For the nine months ended September 30, 2017, the Company reported $665,016 in professional and management fees which was a decrease of $715,633 (51.8% decrease) from $1,380,649 reported in the same period ended 2016. For the three months ended September 30, 2017, the Company reported $370,667 in professional and management fees which was a increase of $202,178 (120.0% increase) from $168,489 reported in the same period ended 2016. During the nine months ended September 30, 2017, the Company incurred routine professional services and fees.

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

In the current quarter, the Company incurred legal costs that exceeded $265,000 for services related to executive employment contract issues, a review of the Company’s equity compensation plans and advice to the Board of Directors and its committees.

On July 12, 2017, Dennis Gilles signed a six-month advisory agreement that will pay him $10,000 per month.

Employee Compensation
For the nine months ended September 30, 2017, the Company reported $3,437,257 in employee compensation which was an increase of $1,055,707 (44.3% increase) from $2,381,550 reported in the same period ended 2016. For the three months ended September 30, 2017, the Company reported $1,847,953 in employee compensation which was an increase of $1,148,399 (164.2% increase) from $699,554 reported in the same period ended 2016. The Company chose not to renew the CEO’s employment contract, and consequently, on July 18, 2017, the former CEO’s employment contract expired. The severance provisions of the contract entitled the former CEO to 18 months of base salary and targeted bonus, plus 18 months of health insurance premiums. The cost of these provisions totaled approximately $1.25 million.

On July 27, 2017, Douglas Glaspey signed an amendment to his employment agreement to serve as interim CEO with an associated pay increase of $5,000 per month.

Travel and Promotion
For the nine months ended September 30, 2017, the Company reported $160,081 in travel and promotional costs which was a decrease of $170,406 (51.6% decrease) from $330,487 reported in the same period ended 2016. For the three months ended September 30, 2017, the Company reported $48,944 in travel and promotional costs which were a decrease of $17,646 (26.5% decrease) from $66,590 reported in the same period ended 2016. During the current quarters, the Company incurred routine travel and promotional costs. In the first quarter 2016, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value and to attend investment conferences. During second quarter 2016, the Company implemented a marketing program that included radio spots and regular news article coverage. The costs of the marketing program for the second quarter of 2016 totaled $117,650. In the third quarter of 2016, the Company incurred promotional expenses on industry conferences and investor relations services.

Net Income Tax Expense/Benefit
For the nine months ended September 30, 2017, the Company reported net income tax benefit of $149,000, which was a decrease of $147,000 (49.7% decrease) from the income tax benefit of $296,000 reported in the same period ended 2016. For the three months ended September 30, 2017, the Company reported net income tax benefit of $186,000, which was an increase of $96,000 (106.7% increase) from the income tax benefit of $90,000 reported in the same period ended 2016. The increases in the estimated tax benefits were primarily related to decreases in the profitability of plant operations as well as increases in employee compensation as described above.

Net Income Attributable to the Non-Controlling Interests
The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the nine months ended September 30, 2017, the Company reported $1,401,961 in net income attributable to non-controlling interests, which was a decrease of $158,220 (10.1% decrease) from $1,560,181 net income reported in the same period ended 2016. For the three months ended September 30, 2017, the Company reported $692,680 net income attributable to non-controlling interests, which was an increase of $273,952 (65.4% increase) from $418,728 net income reported in the same period ended 2016.

The primary component of the variances were the operating results of USG Oregon LLC (wholly owned by Oregon USG Holdings LLC) which reported a subsidiary net profit for the nine months ended September 30, 2017 of $5,020,316, which was a decrease of $729,657 (12.7% decrease) from $5,749,973 subsidiary net profit reported in the same period ended 2016. USG Oregon LLC reported a subsidiary net profit for the three months ended September 30, 2017 of $2,032,429, which was an increase of $752,902 (58.8% increase) from $1,279,527 subsidiary net profit reported in the same period ended 2016. The primary conditions for the variances in USG Oregon LLC’s profits were discussed above.

The net income (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Nine Months Ended
	September 30,
Subsidiaries and Non-Controlling	2017	2016	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	1,991,574	2,291,146	(299,572)	(13.1)
Raft River Energy I LLC interest held by Goldman Sachs	(584,061)	(725,454)	141,393	19.5
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(5,552)	(5,511)	(41)	(0.7)
	1,401,961	1,560,181	(158,220)	(10.1)

% - represents the percentage of change from 2016 to 2017.

	For the Three Months Ended
	September 30,
Subsidiaries and Non-Controlling	2017	2016	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	812,971	511,811	301,160	58.8
Raft River Energy I LLC interest held by Goldman Sachs	(120,274)	(93,064)	(27,210)	(29.2)
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(17)	(19)	2	10.5
	692,680	418,728	273,952	65.4

% - represents the percentage of change from 2016 to 2017.

Non-Controlling Interests
The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the nine months ended September 30, 2017:

				Exploration
	Neal Hot			Activities and	Consolid-
Statement of	Springs	San Emidio	Raft River	Corporate	ated
Operations Element	$	$	$	$	$

Gross Profit (Loss)	6,181,435	1,219,155	98,931	551,883	8,051,404
Expenses/(Income)	1,202,499	1,448,136	(593)	(4)6,156,191	8,806,233
Net Income(Loss) before tax expense	4,978,936	(228,981)	99,524	(5,604,308)	(754,829)
Income taxes – USG Portion	(1,120,000)	86,000	(256,000)	1,439,000	149,000
Non-controlling interests	(1)(1,991,574)	-	(2)584,062	(3)5,551	(1,401,961)
Net income (loss) attributable to U.S. Geothermal	1,867,362	(142,981)	427,586	(4,159,757)	(2,007,790)

(1)	The non-controlling interest for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge.
(2)	The non-controlling interest for Raft River represents 5% of REC income and cash flows, and 99% of all remaining profits and losses allocated to the Goldman Sachs Group.
(3)	The non-controlling interest for our exploration activities represents an approximately 30.7% interest for our joint venture partner at Gerlach, GGE Development.
(4)	Major costs included in Exploration Activities and Corporate for the nine months ended September 30, 2017 included:

•	Employee compensation	$ 3,437,257
•	Corporate administration	987,866
•	Professional fees	665,016

These costs are the responsibility of U.S. Geothermal Inc. (the parent company) and cannot be allocated to projects. Once a project has been classified as developmental, the costs associated with a project will be capitalized.

Selected balance sheet items affected by non-controlling interests as of September 30, 2017 are detailed as follows:

		Non-	U.S.
		Controlling	Geothermal
	Consolidated	Interests	Inc.
Balance Sheet Items	$	$	$

Unrestricted cash and cash equivalents	10,549,769	633,284	9,916,485
Restricted cash and security bonds:
Current	8,428,376	480,319	7,948,057
Long-term	20,607,970	5,951,029	14,656,941
Notes payable*:
Current	4,168,799	1,301,001	2,867,798
Long-term	100,104,235	21,466,508	78,637,727

*–Balances include unamortized loan closing costs.

The loans held by the Company at September 30, 2017 are detailed as follows:

					U.S. Geothermal Inc.
	Consolidated			Contracted	Loan
	Total Loan	Remaining	Loan	Interest	Balance	Loan
	Balances	Months to	Maturity	Rate	Portions	Balances
Descriptions	$	Term	End Date	%	%	$

Department of Energy – USG Oregon LLC	56,918,773	209	2/12/35	2.598	60.0	34,151,264
Prudential Group – USG Nevada LLC	28,709,646	243	12/31/37	6.750	100.0	28,709,646
Prudential Group – Idaho USG Holdings LLC	19,296,475	66	3/31/23	5.800	100.0	19,296,475
Chrysler Auto Loan – U.S. Geothermal Services, LLC	3,042	10	7/27/18	6.740	100.0	3,042
Totals	104,927,936					82,160,427

Weighted Average Term (Months)		192
Weighted Average Interest Rate				4.323

Off Balance Sheet Arrangements

As of September 30, 2017, the Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

During the quarter ended September 30, 2017, the Company’s operating projects continued to generate available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $413,929 during the quarter. We believe our cash and liquid investments at September 30, 2017 are adequate to fund our general operating activities through December 31, 2018.

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

On January 22, 2016, management determined it would be prudent to enter into a new Lincoln Park Capital Fund, LLC (“LPC”) facility and entered into a purchase agreement with LPC (the “Purchase Agreement”) to that effect. The Company’s first Purchase Agreement with LPC was entered into on May 21, 2012 and expired in 2015. Under the 2016 Purchase Agreement, at the Company’s sole discretion, the Company had the right to sell and LPC had the obligation to purchase up to $10 million of equity capital over a 30-month period subject to the conditions in the Purchase Agreement. The Purchase Agreement provided for an initial sale of $650,000 of shares of common stock upon closing. Net proceeds from LPC’s investments were used to cover a portion of the cost of the recent acquisition of the Goldman Sachs ownership interest of the Raft River project, development of our geothermal projects and for general corporate purposes. During the quarter ended March 31, 2016 an additional $571,650 was raised under the LPC facility subsequent to the initial sale. No additional funds were raised since that time. On August 4, 2017, the Company delivered notice to LPC pursuant to the Purchase Agreement terminating the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, termination of the Purchase Agreement became effective August 7, 2017.

Potential Acquisitions

The Company’s primary focus is on the development and expansion of its current projects. However, the Company intends to continue its growth through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will add to the value of the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Risk on Investments
At September 30, 2017, the Company held investments of $31,859,835 in money market accounts. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms; therefore, the interest rate risk on investments is not significant.

Foreign Currency Risk
The Company is not subject to foreign currency risks as we do not maintain a significant amount of cash deposits in a foreign currency. At fiscal year end, the Company held deposits that amounted to less than $1,000 in U.S. dollar equivalents.

Commodity Price Risk
The Company is exposed to risks surrounding the volatility of energy prices. These risks are impacted by various circumstances surrounding the energy production from natural gas, nuclear, hydro, solar, coal and oil. The Company has been able to mitigate, to a certain extent, this risk by signing PPA contracts for 20 to 25 year periods. This type of arrangement will be the model for PPAs planned for future power plants.

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

There has been no change to our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. GEOTHERMAL INC.
(Registrant)

Date: November 9, 2017	By: /s/ Douglas J. Glaspey
Douglas J. Glaspey
Interim Chief Executive Officer

Date: November 9, 2017
By: /s/ Kerry D. Hawkley
Kerry D. Hawkley
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended Certificate of Incorporation of U.S. Geothermal Inc. (incorporated by reference to exhibit 3.1 to the registrant's Form S-3 filed on March 20, 2015)
3.2	Third Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on March 10, 2016)
3.3	Certificate of Amendment to Certificate of Incorporation of U.S. Geothermal Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form 8-K filed on November 9, 2016)
10.1	Employment Agreement dated July 1, 2013with Douglas J. Glaspey (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on July 26, 2013)
10.2	Employment Agreement dated July 1, 2013 with Kerry D. Hawkley (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on July 26, 2013)
10.3	Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)
10.4	Renewable Energy Credits Purchase and Sales Agreement dated July 29, 2006 between Holy Cross Energy and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form SB-2 as filed on September 29, 2006)
10.5	Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 between Department of Energy's Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant's Form 10-QSB quarterly report as filed on July 13, 2005)
10.6	Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006) )
10.7	Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc., and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference as exhibit 99.1 to the registrant’s Form 8-K current report as filed on April 7, 2008)
10.8	Water Rights Purchase Agreement Michael B. Stewart and U.S. Geothermal Inc. dated March 31, 2008 (Incorporated by reference as exhibit 99.2 to the registrants Form 8-K current report as filed on April 7, 2008)
10.9	Power Purchase Agreement dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q quarterly report as filed on February 9, 2010)
10.10	Amended and Restated Long-Term Portfolio Energy Credit and Renewable Power Purchase Agreement dated May 31, 2011 between Sierra Pacific Power Company d/b/a NV Energy, and USG Nevada LLC (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on January 4, 2012)

10.11	Amended and Restated Limited Liability Company Agreement made and entered into as of September 7, 2010, by and among Oregon USG Holdings LLC, U.S. Geothermal Inc., and Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on November 8, 2010) *
10.12	2009 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A as filed on November 6, 2009)
10.13	2009 Stock Incentive Plan Non-Qualified Stock Option Certificate
10.14	Loan Guarantee Agreement dated as of February 23, 2011, among USG Oregon LLC, U.S. Department of Energy, and PNC Bank N.A. (Incorporated by reference to exhibit 99.2 to the registrant's Form 8-K as filed on August 31, 2011)
10.15	Equity Pledge Agreement dated as of February 23, 2011, among Oregon USG Holdings LLC, USG Oregon LLC, and PNC Bank, N.A. (Incorporated by reference to exhibit 99.3 to the registrant's Form 8-K as filed on August 31, 2011)
10.16	Note Purchase Agreement dated as of February 23, 2011 among the Federal Financing Bank, USG Oregon LLC, and the Secretary of Energy, acting though the Department of Energy (Incorporated by reference to exhibit 99.2 to the registrant's Form 8-K as filed on September 15, 2011)
10.17	Purchase Agreement dated January 22, 2016, between U.S. Geothermal Inc. and Lincoln Park Capital Fund, LLC ( incorporated by reference to Exhibit 10.1 to the Registrant's From 8-K as filed on January 25, 2016)
10.18	Purchase and Sale Agreement dated as of December 14, 2015, among Idaho USG Holdings, LLC, Raft River I Holdings, LLC, Goldman, Sachs & Co., and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on December 18, 2015)
10.19	Second Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of December 14, 2015, among Idaho USG Holdings, LLC, and Raft River I Holdings, LLC (Incorporated by reference to exhibit 3.1 to the registrant's Form 8-K as filed on December 18, 2015)
10.20	Employment Agreement dated April 19, 2013 with Dennis J. Gilles (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on April 23, 2013)
10.21	Amendment No. 1 to the Employment Agreement dated January 9, 2017 with Dennis J. Gilles (Incorporated by reference to exhibit 10.1 to the registrant's Form 10-Q as filed on May 10, 2017)
10.22	Employment Agreement dated December 31, 2010 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.3 to the registrant's Form 8-K as filed on July 26, 2013)
10.23	Amendment No. 1 to the Employment Agreement dated July 26, 2013 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.3 to the registrant's Form 8-K as filed on July 26, 2013)

10.24	Amendment No. 2 to the Employment Agreement dated April 7, 2014 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.2 to the registrant's Form 8-K as filed on April 11, 2014)
10.25	Amendment No. 3 to the Employment Agreement dated May 1, 2015 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.2 to the registrant's Form 8-K as filed on May 5, 2015)
10.26	Amendment No. 4 to the Employment Agreement dated February 3, 2016 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.4 to the registrant's Form 8-K as filed on February 4, 2016)
10.27	Amendment No. 5 to the Employment Agreement dated February 10, 2017 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.5 to the registrant's Form 8-K as filed on February 16, 2017)
10.28	Note Purchase Agreement dated May 19, 2016 among Idaho USG Holdings, LLC, The Prudential Insurance Company of America and Prudential Annuities Life Assurance Corporation relating to $20,000,000, 5.80% Senior Secured Notes due March 31, 2023 (Incorporated by reference to exhibit 10.1 to the registrant's Form 10-Q as filed on August 9, 2016)
10.29	Advisory Agreement, dated July 12, 2017, between the Company and Dennis J. Gilles
10.30	Amendment No. 1 to the Employment Agreement, dated July 27, 2017, between the Company and Douglas J. Glaspey
10.31	Amendment No. 2 to the Employment Agreement, dated August 7, 2017, between the Company and Douglas J. Glaspey
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of these exhibits have been omitted based on a grant of, or an application for, confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.