Form 10-K
period 2017-12-31
US GEOTHERMAL INC
filed 2018-03-08
CIK 1172136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period _______to _______

Commission File Number 001-34023

U.S. GEOTHERMAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1472231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

390 Parkcenter Blvd, Suite 250
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code    208-424-1027

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE American LLC

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
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the end of the registrant’s most recent second quarter based upon the closing sale price of the registrant’s common stock as reported by the NYSE American LLC on June 30, 2017, was $72,659,755.

The number of shares outstanding of the registrant’s common stock as of March 1, 2018 was 19,494,566.

DOCUMENTS INCORPORATED BY REFERENCE

None

U.S. Geothermal Inc.
Form 10-K
INDEX
For the Year Ended December 31, 2017

U.S. Geothermal Inc.
Form 10-K
INDEX
For the Year Ended December 31, 2017

Introduction

On January 24, 2018, the Company announced that it had entered into a Merger Agreement, as defined below, with a wholly-owned subsidiary of Ormat Technologies, Inc., a public company incorporated under the laws of the State of Delaware. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the Merger, as defined below. For additional details regarding the Merger, see “Development of the Business” contained in Part I, Item 1, of this report, “Risk Factors”contained in Part I, Item 1A, of this report, and Note 17 to the Company’s consolidated financial statements, contained in Part II, Item 8, of this report.

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

We intend to execute this strategy in several steps outlined below:

•	Maximize Our Operations – Our operating power plants and operations team provide revenue to the Company through both power sales and Operations & Maintenance contracts. We strive to optimize plant operations through high safety standards, quality preventative maintenance programs, operator education, equipment selection and by exceeding our annual budgetary goals.

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

•

Utilize Production Tax Credits, Investment Tax Credits and Other Incentives – Although geothermal power production can be cost competitive with fossil fuel power generating facilities on a life cycle cost basis, government incentives such as production tax credits (“PTC”) and Investment Tax Credits (“ITC”) available to geothermal power producers help offset the high upfront project capital cost by enhancing the project economics and attracting capital investment. For the Raft River Unit I project, we partnered with Goldman Sachs as a tax equity partner to fully utilize production tax credits available to the project. Our strategy is to structure project ownership to optimize project economics. Under current legislation, a company may elect to take 30% ITC for certain qualified investments (or the PTC) provided construction of the project was started prior to the end of 2017. We believe that the second phase of our San Emidio project, our WGP Geysers project, and our Crescent Valley project each qualify for this credit.

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

•	Evaluate Other Potential Revenue Streams from Geothermal Resources – In addition to electricity generation, we may evaluate additional applications for our geothermal resources including industrial, agriculture, and aquaculture purposes. These uses generally constitute lower temperature applications where, after driving a turbine generator, residual hot water can be cycled for secondary processes before being returned to the geothermal reservoir by injection wells, which can provide incremental revenue streams. We may evaluate the optimal use for each geothermal resource and determine whether selling heat for industrial purposes or generating and subsequently selling power to a grid will generate the highest return on the asset.

For the year ended December 31, 2017, the Company was focused on:

•	operating and optimizing the Neal Hot Springs, San Emidio and Raft River power plants;
•	continuing detailed engineering and pursuing PPA opportunities for the WGP Geysers project;
•	continuing permitting and engineering for the San Emidio II project;
•	continuing the advanced resource evaluation portion of the $1.5 million SubTER grant from the Department of Energy at San Emidio and Crescent Valley;
•	continuing engineering for the Neal Hot Springs hybrid cooling system and injection pump system; and
•	evaluating potential new geothermal projects and acquisition opportunities.

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

On January 24, 2018, U.S. Geothermal Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Ormat Nevada Inc., a Delaware corporation (“Ormat”), OGP Holding Corp., a Delaware corporation and a wholly-owned subsidiary of Ormat (“Merger Sub”) and the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), the separate corporate existence of Merger Sub will cease and the Company will continue its corporate existence under the Delaware General Corporation Law as the surviving company in the Merger and a subsidiary of Ormat.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001, of the Company (“Company Shares”) issued and outstanding immediately prior to the Effective Time of the Merger (other than Company Shares owned by Ormat, Merger Sub or the Company (as treasury stock or otherwise), or any of their respective direct or indirect wholly-owned subsidiaries, in each case, not Company Shares owned by shareholders who have exercised their rights as dissenting owners under Delaware law) will be automatically converted into the right to receive $5.45 per Company Share in cash, without interest.

The Merger Agreement provides that, at the Effective Time, each of the Company’s then outstanding stock options will be treated as follows: (i) the accelerated vesting and settlement of all then-outstanding Options immediately prior to and contingent on the closing of the Merger, (ii) the cash-out of such Options providing for payment of an amount equal to the excess, if any,of the Merger Consideration per Company Share over the exercise price of such Options and (iii) the cancellation, as of the Effective Time, of each Option that is outstanding and unexercised as of immediately prior to the Effective Time. Certain optionholders, such as directors and officers, will be required to sign an Option Holder Acknowledgement Form, attached as an exhibit to the Merger Agreement, in order to be automatically cashed-out as noted above in subsection (ii).

The Merger Agreement contains customary representations and warranties of the Company, Ormat and Merger Sub relating to their respective businesses and organizations, in appropriate cases subject to materiality qualifiers. Additionally, the Merger Agreement provides forcustomary pre-closing covenants of the Company, including covenants relating to conducting its business in the ordinary course consistent with past practice and refraining from taking certain actions without Ormat’s consent, covenants not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions and covenants requiring the Company’s board of directors (the “Board”), subject to certain exceptions, to recommend that the Company's shareholders approve the Merger Agreement. In the event that the Board receives an alternative acquisition proposal that it determines is a Superior Proposal (as defined in the Merger Agreement) in accordance with the terms of the Merger Agreement, the Company may, subject to compliance with requirements to provide notice to and a period for Ormat to match such proposal, and subject to payment of the termination fee payable by the Company to Ormat and other conditions and requirements set forth in the Merger Agreement, terminate the Merger Agreement to accept the applicable Superior Proposal.

The Company, Ormat and Merger Sub have agreed to use their respective commercially reasonable efforts, subject to certain exceptions, to, among other things, consummate the transactions contemplated by the Merger Agreement as promptly as reasonably practicable and make all required filings and obtain all required consents, permits, regulatory approvals and expirations or terminations of waiting periods. None of the Company, Ormat or Merger Sub is required to divest any of its businesses, product lines or assets, or to take or agree to take any other action or to agree to any limitation or restriction of any kind on its business, operations, properties or assets.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Merger Agreement by the requisite vote of the Company's shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other applicable antitrust laws, any required approvals from the Federal Energy Regulatory Commission and any other applicable filings with or authorizations, consents or waivers from third parties. The obligation of each party to consummate the Merger is also conditioned on the other parties’ representations and warranties being true and correct (subject to certain materiality exceptions) and the other parties having performed in all material respects its obligations and complied in all material respects with the agreements and covenants under the Merger Agreement. The transaction is not conditioned on Ormat’s receipt of financing.

The Merger Agreement contains termination rights for each of the Company and Ormat, including, among others, if the Merger has not been consummated by May 24, 2018. Either party may also terminate the Merger Agreement if the Company's stockholder approval has not been obtained at a duly convened meeting of the Company's stockholders or an order permanently restraining, enjoining, or otherwise prohibiting consummation of the Merger becomes final and non-appealable. Upon termination of the Merger Agreement under specified circumstances, generally relating to alternative acquisition proposals, an adverse change in the Board’s recommendation in favor of the Merger, a knowing and intentional breach of the Company representations or warranties, or a failure by the Company to consummate the Merger when required to do so pursuant to the terms of the Merger Agreement, the Company would be required to pay Ormat a termination fee equal to 3% of the Merger Consideration (approximately $3.2 million). Upon termination of the Merger Agreement under specified circumstances, generally relating to a knowing and intentional breach of Ormat’s representations or warranties, or a failure by Ormat to consummate the Merger when required to do so pursuant to the terms of the Merger Agreement, Ormat would be required to pay the Company a reverse termination fee equal to 3% of the Merger Consideration (approximately $3.2 million).

The foregoing description of the Merger Agreement is qualified in its entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2018, which is incorporated by reference herein.

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
(2)

Raft River is a joint venture with a subsidiary of Goldman Sachs as the tax equity partner owning a 5% interest. On January 2, 2018, US Geothermal acquired the remaining 5% interest and now owns 100% of the project.

(3)	Average of 3 years generation.
(4)	Generation eligible for full PPA price. Generation from 9.9 MW up to 14.7 MW is eligible for excess energy payment of $50 per megawatt-hour within the terms of the PPA.

Facility Generation

Generation from all facilities totaled 323,832 megawatt hours for 2017. For 2016, the total generation was 326,601 megawatt hours. For the fourth quarter of 2017, generation from all facilities totaled 95,417 megawatt hours compared to 97,879 megawatt hours during the same period in 2016.

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

For the fourth quarter of 2017, generation was 56,100 megawatt-hours with an average of 25.6 net megawatts per hour of operation and plant availability was 99.3% . For the same period in 2016, the plant generated 57,038 megawatt-hours with an average of 26.3 net megawatts per hour and plant availability was 98.2% . Warmer winter temperatures reduced generation during the fourth quarter of 2017.

The PPA for the project was signed on December 11, 2009 with the Idaho Power Company. It has a 25-year term, and a variable percentage annual price escalation. The PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.3% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2017 is $111.83 per megawatt-hour. For 2018, the average price will increase to $114.49 per megawatt-hour.

San Emidio Unit I, Nevada

The Unit I power plant at San Emidio is located approximately 100 miles north-east of Reno, Nevada near the town of Gerlach, and achieved commercial operation on May 25, 2012. The San Emidio facility is a single 14.7 megawatt (gross) module with a design output of 9 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the fourth quarter of 2017, generation was 18,097 megawatt-hours with an average of 8.2 net megawatts per hour of operation and plant availability was 89.3% . For the same period in 2016, the plant generated 20,803 megawatt-hours with an average of 9.4 net megawatts per hour and plant availability was 98.2% .

In mid-December 2017, the plant was shut down for 7 days to repair leaks that were found in the vaporizer tubes. The damaged tubes were plugged and will be replaced during the spring 2018 scheduled maintenance outage. The pump in production well 75B-16 was shut down on December 29, 2017 after 7.8 years in service. The pump was replaced and returned to service. Standby production well 75-16 was brought on line to supplement brine flow to the plant while 75B-16 was off line.

On May 31, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 10 megawatts annual average. The PPA has a 25-year term with an annual escalation rate of 1 percent. The annual average price paid under the PPA for 2017 is $93.94 per megawatt-hour. For 2018, the price will increase to $94.88 per megawatt-hour.

Raft River, Idaho

Raft River Energy I is located in Southern Idaho, near the town of Malta, and achieved commercial operation on January 3, 2008. The Raft River facility is a single, 18 megawatt (gross) module, with a design output of 13 megawatts (net) annual average based on a specific flow and temperature of geothermal brine.

For the fourth quarter of 2017, generation was 21,220 megawatt-hours with an average of 10.8 net megawatts per hour of operation and plant availability was 100%. For the same period in 2016, the plant generated 20,039 megawatt-hours with an average of 9.2 net megawatt hours and plant availability was 100%.

Production pump RRG-7 was off line for 79 days to replace the pump, build a new pump support structure and make a repair to the surface casing. The well was shut down in late September 2017 when the pump failed after 8 years in service and was restarted in mid-December 2017.

Subsequent to the end of the year, the remaining 5% of the project owned by GFSF Investments I Corp, a wholly owned subsidiary of Goldman Sachs, was purchased on January 2, 2018. The purchase price was $350,000. U.S. Geothermal Inc. now owns 100% of the project.

Well RRG-9, which was used as part of an $11.4 million thermal stimulation grant funded primarily by the DOE, has increased injection capacity to a current level of over 1,450 gpm. This injection capacity is sufficient to provide all of the additional volume needed to accept the flow from well RRG-5 without requiring any new drilling.

The PPA for the project was signed on September 24, 2007 with the Idaho Power Company and allows for the sale of up to 13 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a starting average price for the year 2007 of $52.50 that escalates at 2.1% per year through 2020 and then at 0.6% per year until the end of the contract in 2034. The Idaho Power PPA has a seasonal pricing structure that pays 120% of the average price for four months (July, August, November, December), 100% of the average price for five months (January, February, June, September, October) and 73.5% of the average price for three months (March, April, May). The annual average price paid under the PPA for 2017 is $64.63 per megawatt-hour. The average price for 2018, including the project’s share of the REC value, will be $74.32 per megawatt-hour.

In addition to the price paid for energy by Idaho Power, Raft River Unit I used to receive $4.75 per megawatt-hour under a separate contract for the sale of RECs to Holy Cross Energy, a Colorado electric cooperative. As of January 2018, a new, 10-year REC contract with the Public Utility District No. 1 of Clallam County, Washington has replaced the Holy Cross Energy contract. This REC contract only includes the sale of the RECs owned by the Raft River project. Under the terms of our PPA, starting in 2018, 49% of the RECs produced will be owned by the Raft River Project, and the Idaho Power Company will own the remaining 51%.

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

A summary of projects under development and under exploration is as follows:

Development Projects
		Target	Projected		Estimated
		Development	Commercial		Capital Required	Power
Project	Ownership	(Megawatts)	Operation Date		($million)	Purchaser
Neal Hot Springs - upgrade	60%	1-2	4th Quarter 2018		1.6	Idaho Power
San Emidio I - upgrade	100%	1-2	3rd Quarter 2018		4	NV Energy
Raft River – upgrade	100%	0.5	3rd Quarter 2018		1	Idaho Power
WGP Geysers	100%	30	4th Quarter 2022	*	148	TBD
San Emidio Phase II	100%	25-35	4th Quarter 2020	*	126-168	TBD
El Ceibillo Phase I	100%	25	TBD		140	TBD
Crescent Valley Phase I	100%	25	TBD		130	TBD

*	- Commercial operation dates are projections only. The actual commercial operation date can only be provided after a PPA has been obtained for the project.

	Exploration Properties
			Target Development
Project	Location	Ownership	*(Megawatts)
Gerlach	Nevada	67.4%	10
Vale	Oregon	100%	15
El Ceibillo Phase II	Guatemala	100%	25
Neal Hot Springs II	Oregon	100%	10
Raft River Phase II	Idaho	100%	13
Crescent Valley Phase II	Nevada	100%	25
Crescent Valley Phase III	Nevada	100%	25
Lee Hot Springs	Nevada	100%	20

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

Neal Hot Springs – Upgrade Projects

At our operating Neal Hot Springs project, there are approximately 3.9 megawatts of annual average generation that are available under the terms of the PPA. Each megawatt of increased generation is worth approximately $990,000 per year at the 2019 contract price of $116.45.

The decision was made to delay the hybrid cooling system until 2019 to allow additional time to firm up the water supply and complete the final design of the cooling system. The updated design for the hybrid system would have a single cooling tower with heat exchangers located at all three units. Cooling water would come from both fresh groundwater wells and treated geothermal water. The engineering for the hybrid system is completed to the bid level and will be further refined during the year. Water cooling will increase the efficiency of the plant during the summer period when generation is suppressed by high ambient temperatures.

A second upgrade project under evaluation and engineering is the addition of two injection pumps that would both reduce the parasitic load in the plant, and allow an increase in the pumping capacity of the production pumps that feed hot fluid to the plant. The estimated capital costs is $1.6 million and the system could be on-line by the 4th quarter 2018.

San Emidio I, Nevada – Upgrade Project

At our operating San Emidio I project, we will move forward with an enhancement program to increase generation from the power plant by drilling a new production well in the Southwest Zone and delivering that fluid to the San Emidio I plant. There are approximately 1.5 megawatts annual average that remains available under the terms of the PPA at full price, and several more megawatts that could be sold at the excess energy price. One megawatt at full contract price is worth approximately $800,000 in additional annual revenue and each megawatt of excess energy generated above 10 megawatts, but below 14.7 megawatts is worth approximately $425,000.

The drilling permit was received from the Bureau of Land Management (“BLM”) in January 2018 to drill production well 25A-21. A permit from the State of Nevada is pending. The new production well will twin observation well 25-21, which intersected a high temperature, high permeability structure in the Southwest Zone. The well will be connected to the Phase I plant with a new pipeline, and is now planned to provide up to 2,000 gallons per minute of 320°F fluid. Starting production from the Southwest Zone in 2018 will provide a long-term flow test of the Southwest Zone that will be critical to understand its full development potential.

Raft River, Idaho – Upgrade Project

The addition of production well RRG-5 increased the average generation from the Raft River plant by 1.6 net megawatts in 2017. Due to the positive response from the wellfield, which showed a minimal decrease in fluid levels, a study to increase the capacity of production pump RRG-4 in 2018 was completed. The upgrade project would consist of adding additional bowls to the pump and setting the pump deeper in the well to produce approximately 400-500 gpm more fluid to the plant. The pump in RRG-4 has been in service for 10 years and was already scheduled for replacement in 2018.

This upgrade would result in an estimated generation increase of approximately 0.5 net megawatts annual average. In 2019, the first full year of production, the energy plus renewable energy credit value will be $75.71 per megawatt hour. If the full amount of new generation is realized, it would result in approximately $600,000 of additional annual revenue. Approximately half of this revenue is expected to be realized in 2018.

WGP Geysers, California – Development Project

The WGP Geysers project is located in the broader Geysers geothermal field located approximately 75 miles north of San Francisco, California. The broader Geysers geothermal field is the largest producing geothermal field in the world generating more than 850 megawatts of power for more than 30 years. Acquisition of the WGP Geysers Project from Ram Power was completed on April 22, 2014 for $6.4 million. We expect that approximately 75% of the development may be funded by non-recourse project debt, with the remainder funded through equity financing. Due to the lapse in the Federal Investment Tax Credit program for geothermal power generation and the delay for start of construction, we do not believe that the project currently qualifies for the 30% ITC or PTC. Several bills have been introduced in Congress that could reauthorize the ITC/PTC for geothermal power generation, but it is unknown when that action might take place.

Detailed engineering of the 28.8 net megawatt power plant is nearly complete. Our engineers and consultants are working in concert with our EPC contractors to examine all aspects of the construction cycle with a focus on reducing construction costs. The hybrid cooling design will dramatically increase the volume of water available for injection back into the reservoir, which will result in increased power generation over the life of the project. Traditional water cooled geothermal steam plants re-inject approximately 20 to 25% of the water that is extracted from the steam, while our current hybrid design may re-inject approximately 80% more of the water. This higher injection rate will provide long term, stable steam production, and will result in increased power generation over the life of the project.

The Conditional Use Permit from Sonoma County, which approves the construction plan for the WGP Geysers power plant, was received on December 16, 2016 and is active for 10 years. Combined with the Large Generator Interconnection Agreement (“LGIA”) that was received from the California Independent System Operator and Pacific Gas & Electric, this completes the long lead permits and agreements that are needed for the project. Once final engineering design is finished, and a PPA is executed, an air quality permit and building permit will be needed before on site construction will begin.

We terminated the LGIA the project had with the California Independent System Operator and Pacific Gas & Electric (PG&E). The termination was driven by various milestone dates that were not achievable because of the lack of a PPA and the lack of an easement for the 1.7 mile long transmission line from the plant to the substation. This LGIA allowed the project to connect to the transmission grid and deliver up to 35 megawatts of energy. The Company paid the total interconnection cost of $1.9 million to the grid operator for their substation work. After termination, the remaining balance of the interconnection cost is expected to be reimbursed to the Company during the first quarter of 2018.

We are now considering an alternative interconnection method which will trigger additional interconnection studies and extend the time required for interconnection into the transmission grid. A “ring bus” type substation located on the plant site will be required if the easement cannot be acquired. The additional cost associated with the ring bus type substation is currently included in the estimated capital cost for the project.

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

We continue to submit proposals when Request for Offers are released by organizations seeking renewable energy and have continued bilateral discussions with several potential purchasers. In Fall 2017, we adopted a revised, more aggressive pricing structure when submitting bids. Despite the new pricing structure, to date, the WGP Geysers project has not been selected to negotiate a PPA. Purchasers have expressed interest in renewable, base load power to replace fossil fuel based power generation that is being phased out of some of their portfolios and to stabilize and balance intermittent resources already in their portfolios.

San Emidio Phase II, Nevada – Development Project

The Phase II expansion is dependent on successful development of additional production and injection well capacity. We expect that approximately 75% of the Phase II development may be funded by non-recourse project debt, with the remainder funded through equity financing. We believe the project qualifies for the 30% Federal Investment Tax Credit (or Production Tax Credit) which, when monetized, can meet most of the equity financing requirements.

A power plant development permit application for the San Emidio Phase II project was submitted to the BLM on March 29, 2017. The application provides for the installation of three power plant units and up to 20 wells and related infrastructure needed to develop the project. It is expected that the evaluation by the BLM will take 12 months or longer to complete. All of the required cultural and biological surveys were completed for the plant and wellfield area during the second quarter, with no unique or notable sites or species identified. Archeological surveys of the power line that will interconnect the plant to the NV Energy substation were conducted during the 4th quarter 2017.

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

These results continue to support the previously announced Probability Power Density model resource estimate of 25.9 megawatts at a 90% probability. The 50% probability level estimate of 47 megawatts remains unchanged because all of these wells are inside the originally defined Southwest Zone resource area. Future drilling to expand the resource beyond the currently defined area is planned but cannot be implemented until the Environmental Assessment for the Phase II power plant development is approved by the BLM.

An application for a LGIA was filed with NV Energy on June 26, 2017. The LGIA would provide for the interconnection of 45 megawatts of generation capacity. Permitting for the transmission line, which is approximately 57 miles long, may extend the time required to interconnect the project and could impact the currently projected commercial operation date. The LGIA was accepted as complete by NV Energy and entered the first step in the FERC mandated evaluation process on October 1, 2017. The first phase study, a System Impact Study (“SIS”), was received on January 29, 2018. The SIS that was presented indicated potentially higher transmission costs, but did not study the correct interconnection parameters and is currently undergoing a re-study by NV Energy. A second phase study, the Facilities Study, will be required to be completed before an interconnection agreement can be reached.

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

In July 2016, the Company was awarded a $1.5 million DOE cost share grant under the “Development of Technologies for Sensing, Analyzing, and Utilizing Novel Subsurface Signals in Support of the Subsurface Technology and Engineering (“SubTER”) Crosscut Initiative”. The program approved under the grant includes using new subsurface imaging technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The primary data collection phase of the program, which included passive seismic and magnetotelluric (MT) stations, was completed at San Emidio in December 2016. A second phase of data collection was required to fill in and replace a limited number of MT stations at San Emidio, and was completed in the third quarter. Final interpretation of the geophysical data is currently underway.

After all data is compiled and interpreted, if viable drilling targets have been identified, DOE may approve a second phase of the grant program to confirm the findings by drilling. There is no assurance the DOE will approve the drilling phase of the grant, even if viable targets are identified. The total program cost is estimated to be $1.9 million and we anticipate the Company cost share would be $400,000.

El Ceibillo, Republic of Guatemala – Development Project

A geothermal energy rights concession, located 14 kilometers southwest of Guatemala City, was awarded to U.S. Geothermal Guatemala S.A., a wholly owned subsidiary of the Company, in April 2010. The concession agreement contains a schedule that requires the development and construction of a power plant. In July 2015, the Guatemalan Ministry of Energy and Mines approved a modified construction schedule that extended the development and construction period to June 1, 2018. There are 24,710 acres (100 square kilometers) in the concession, which is at the center of the Aqua and Pacaya twin volcano complex.

On September 28, 2017, U.S. Geothermal Guatemala S.A. was notified that it has been awarded a $3.42 (€2.91) million grant from the German Development Facility for Latin America for further development drilling at the El Ceibillo project. The grant represents an approximate 40% cost share for drilling up to three production wells, with a total estimated program cost of $8.81 (€7.486) million. If the GDF funding is used on the project and the power plant is constructed, the grant would be converted into a loan. The German Development Bank may consider financing the entire project if it moves to production. The next phase of work for the project is being considered by the management team as 2018 budgets are being developed.

On December 29, 2017 we were notified that the US Trade Development Agency had approved the grant for a feasibility study at El Ceibillo valued at $825,319. The study is being led by Power Engineers of Hailey, Idaho and a consortium of professional geothermal contractors. It is scheduled to be completed by the end of 2018. All of the proceeds from the grant are paid to the contractors at defined milestones.

A production well, EC-5, was drilled in August 2016 to a depth of 1,450 feet (442 meter and intersected a high permeability zone at 1,299 feet (396 meters). EC-5 underwent a series of flow tests, with field wide monitoring, beginning on September 5, 2016 and ran until September 13, 2016. Data was collected from three monitoring wells during the test (EC-2A, EC-3, and EC-4) to provide pressure data for the reservoir model. Fluid samples taken at the end of the flow test indicate a potential reservoir temperature of 450 to 523°F (232 to 273°C).

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

Expenditures at El Ceibillo are being carefully controlled until we see evidence that the energy market is advancing in Guatemala. On January 10, 2017, the Guatemalan government, through the National Electrical Energy Commission (COMISIÓN NACIONAL DE ENERG¥A ELÉCTRICA–“CNEE”), announced that it is preparing to issue a Request For Proposal (“RFP”) for 420 megawatts of power, of which 40 megawatts is to be reserved specifically for geothermal energy. The RFP was not issued in 2017 and there is still no indication of when that RFP may be issued. When the RFP is issued, we expect to bid the El Ceibillo project into the process.

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

Initially the well was only capable of receiving 20 gpm of water due to the low permeability of the rock. After several moderate pressure stimulations, the injection of cold power plant discharge fluid first began in June 2015 and has continued to date. The lower temperature fluid causes thermal fracturing within the higher temperature host rock of the reservoir. At the current plant generation level, the flow into the well has continued to increase and is now approximately 1,572 gallons per minute.

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

The SubTER program, approved under the DOE grant awarded in July 2016, includes using new subsurface technologies at both San Emidio and Crescent Valley to identify fluid flow paths in the geothermal resource. The passive seismic data collection phase of the program was completed at Crescent Valley in December of 2016. A magnetotelluric (MT) survey was completed during the third quarter 2017. The data is being interpreted to develop a 3D map to help identify future drilling targets. The details of this award are discussed in the San Emidio Phase II project discussion above.

Employees

At December 31, 2017, the Company had 48 full-time and one part time employees (14 administrative and project development, and 34 field and plant operations) in the United States, with another 9 employees in Guatemala. The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

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

Significant Government Permits

The Company maintains all permits necessary for operating its three plants located in Idaho, Nevada and Oregon. In addition, in December 2016 the Company received the Sonoma County Conditional Use Permit required for construction and operations of the WGP Geysers project.

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

Raft River, Idaho. The Raft River project has three primary permits governing power plant operations. The permits include:

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

Dependence on a Few Customers

Ultimately, the market for electrical power is vast; however, the numbers of entities that can physically, logistically and economically purchase the commodity in large quantities are limited. The Company’s primary revenues originate from energy sales and the sale of energy credits. Currently, the Company generates energy revenues and energy credits from three sources. Idaho Power Company purchases energy generated by both Raft River Energy I LLC and USG Oregon LLC. NV Energy purchases energy from USG Nevada LLC. As of January 2018, energy credits earned by Raft River plant are sold to the Public Utility District No. 1 of Clallam County, Washington. Under the current PPAs, energy credits that are earned by USG Oregon LLC and USG Nevada LLC plants are bundled with energy sales. Based upon current operations and expected project completions, it is expected that the Company will have a small number of direct customers that may amount to less than 10 over the next 5 to 10 years.

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

Prior to acquiring an existing geothermal development, USG retains an independent, licensed engineer or geologist to conduct an Environmental Site Assessment and evaluate the property for recognized environmental conditions that could result in regulatory and financial liabilities being passed to U.S. Geothermal Inc. or our subsidiaries.

Our geothermal operations involve significant quantities of geothermal brine that is returned to the local subsurface, geologic formation. We also use isopentane and R-134A refrigerant working fluids, and numerous industrial lubricants that are defined by state regulatory agencies as “contaminants” if released or spilled. We are not aware of any mismanagement of these materials and we are required to promptly report any release of specified volumes of oil, lubricants, and chemicals used in our operations.

The requisite approvals and permits for our operations have been independently reviewed and verified prior to obtaining project financing. Independent legal reviews have verified that USG and our subsidiary companies are operated in accordance with applicable laws. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us. Under those circumstances we work with the appropriate agency or entity to ensure that our operations remain in compliance with the applicable rules. As of the date of this memorandum, all of the permits and approvals required to operate our plants have been obtained and are valid.

Neal Hot Springs, Oregon

The Neal Hot Springs project is situated approximately 12 miles west of Vale, Oregon. There are two nearby residents; both are family of JR Land & Livestock, our primary lessor. There are no unique plant or animal communities in the area and no unique cultural or environmental constraints.

Because the power plant is air-cooled the only environmental reporting required is a monthly production and injection report and an annual water quality summary. The reports are filed with the Oregon Department of Environmental Quality and Oregon Department of Geology and Mineral Industries. Bi-annual water monitoring has been conducted since 2008 and will continue throughout the life of the project. Energy generation reports are filed with the Federal Energy Regulatory Commission on a quarterly basis. An independent legal team has reviewed all regulatory requirements, permits and approvals for the project.

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

The San Emidio staff files monthly, quarterly and annual water reports with the Nevada Department of Environmental Protection and Nevada Department of Water Resources. Similar to other projects San Emidio’s monthly geothermal production and injection volumes are submitted the Nevada Division of Minerals and Nevada Division of Environmental Protection. Water quality reporting is also submitted regularly to the Nevada Division of Environmental Protection.

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

Wastewater reuse requires bi-annual ground water monitoring at six locations, monthly monitoring of the cooling water and annual reporting. Water quality data is collected a minimum of twice annually. Monthly production and injection reports are filed with the Idaho Department of Water Resources, and land application and cooling water quality reports are filed with the Idaho Department of Environmental Quality and Idaho Department of Water Resources annually. The Project’s private lands are managed on an ongoing basis for weed control, water management, irrigation, and fencing infrastructure.

The Raft River project is in compliance with all environmental permitting, monitoring and reporting requirements and has received no formal or informal notices from any local, state, or federal agency.

WGP Geysers, California

The Geysers project is located approximately 30 minutes north-east of the city of Healdsburg, California. The property encompasses a ridgetop and a north facing hillside that has been developed and used for geothermal operations from l979 to l989. There are no unique plant or animal communities on the project site and no unique cultural or environmental constraints. The North Coast Regional Water Quality Board (NCRWQB) has required, prior to new construction, that WGP submit a plan to remove or reuse existing steam pipelines. The pipelines may contain mineral scale that has arsenic levels that exceed 150 parts per million.

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

	For the Year Ended December 31,
	2017	2016	2015

USG Oregon LLC located in Eastern Oregon	$19,941,366	$19,561,718	$18,823,799
USG Nevada LLC located in Northwestern Nevada	6,255,599	6,980,358	7,324,484
Raft River Energy I LLC located in Southeastern Idaho	5,859,822	4,939,599	5,051,815
Total energy and energy
credits sales	$32,056,787	$31,481,675	$31,200,098

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

Our power plants are Qualifying Facilities that make only wholesale sales of electricity and are not subject to rate, financial and organizational regulations that are otherwise applicable to electric utilities in those states. The power plants each sell their electrical output under power purchase agreements to an electric utility company. The utilities are regulated by their respective state public utilities commissions. Neither USG nor our subsidiaries are considered utility holding companies under FPA, FERC, the EPAct2005, or PUHCA2005 and those regulations have had no direct adverse impact on our ability to develop geothermal resources or deliver power under our contracts.

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

On July 29, 2006, the Company signed a $4.6 million renewable energy credits purchase and sales agreement with Holy Cross Energy, a Colorado cooperative electric association. The agreement is capped at 87,600 RECs (10 megawatt average over the year) through the year 2017. Holy Cross Energy began purchasing the renewable energy credits associated with the RREI power production on October 2007, and continued purchasing through 2017. Under the revised RREI agreement, Idaho Power keeps all RECs above 87,600 RECs per year. In addition, we retain 49% of the renewable energy credits associated with power production from RREI after 2017 and Idaho Power retains the other 51%.

On December 15, 2010, a second REC contract was signed with Public Utility District No. 1 of Clallam County, Washington. The term of the agreement is from 2018 to 2034 and includes sales of an estimated 50,000 megawatt hours of RECs annually, representing the 49% ownership in RECs retained by RREI under the Idaho Power PPA.

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

We have organized the following risk factors into categories to present related risks together. As a consequence of this, it is highly recommended that you read this entire risk factor section completely. The risks we have identified have been grouped into the following categories:

•	Risks Related to Our Business;
•	Risks Related to Our Growth;
•	Risks Related to Our Power Purchase Agreements;
•	Risks Related to Our Liquidity and Capital Resources;
•	Risks Related to Government Regulation;
•	Risks Related to Ownership of Our Common Stock; and
•	Risks Related to the Merger.

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

Operating hazards, natural disasters or other interruptions of our geothermal power plant operations could result in potential liabilities, which may not be fully covered by our insurance. The geothermal business involves certain operating hazards such as:

•	well blowouts;
•	casing deformation;
•	casing corrosion;
•	uncontrollable flows of steam and hot water;
•	spills, releases, and other accidental environmental impacts; and
•	induced seismic activity.

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

Our participation in joint ventures is subject to risks relating to working with a co-venture partner. We are subject to risks in working with a co-venture partner that could adversely impact our current projects as well as anticipated development of expansion projects. Involving a joint venture partner may result in issues related to funding challenges, control issues, and other general disputes. It’s possible that the proposed project expansions may utilize the geothermal resource within the current joint venture boundaries. Our required contribution to the joint venture could also exceed returns from the joint venture.

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

Risks Related to Our Growth

Our growth prospects depend in part on our ability to further develop or acquire geothermal or other renewable energy power generation facilities and resources, which are subject to substantial risks. Because production from geothermal properties generally declines as both water and temperature is depleted, with the rate of decline depending on reservoir characteristics, our geothermal resources will decline as we continue to produce electricity unless we conduct other successful exploration and development activities or supplement the current amounts of water that we inject into the reservoir with sufficient water from other sources, or both. The acquisition and development of geothermal power generation facilities and resources is complex, expensive, time consuming and subject to substantial risks, many of which are outside of our control. In connection with the development of geothermal power generation facilities and resources, we must:

•	identify suitable locations and appropriate technology;
•	secure rights to exploit the resources;
•	obtain sufficient capital and revenue sources;

•	obtain appropriate governmental permits;
•	maintain cost controls during construction;
•	identify, hire and retain a qualified work force;
•	obtaining Power Purchase Agreements; and
•	negotiating engineering, construction, and procurement agreements.

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

The power generation industry is characterized by intense competition. In recent years, there has been increasing competition in the sale of electricity, in part due to excess capacity in a number of U.S. markets and an emphasis on short duration contracts or “spot” market power. This increased competition has contributed to a reduction in electricity prices. We expect that power purchasers interested in long-term power purchase agreements will engage in “competitive bid” solicitations to satisfy their demands. This competition could adversely affect our ability to obtain PPAs and the price paid for electricity by the relevant power purchasers. There is also increasing competition between electric utilities, municipal power companies, and community choice aggregators that is putting further pressure on power purchasers to reduce the prices at which they purchase electricity from us.

Natural gas prices and oil prices are volatile, and lower prices for these commodities could affect the electricity prices we are able to obtain in future PPA contracts. Development of our new plants depends on the prices we are able to negotiate in our long term PPAs. The prices of those PPAs in today’s market are associated with both the demand for renewable energy, as well as the prices and demand for natural gas in the United States markets and the price of oil in our Central American markets. The markets for these commodities are volatile, and modest drops in prices can affect significantly price levels obtainable on new PPA contracts. Prices fluctuate widely in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

We may be unable to obtain the financing we need to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations. Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse debt obligations and partnership arrangements. Each of our projects under development and those projects and businesses we may seek to acquire will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms, and are dependent on numerous factors including general economic and capital market conditions, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the state in which the project is located and the continued existence of tax laws which are conducive to raising capital. Market conditions and other factors may not permit future project and acquisition financings on terms similar to those previously received. If we are not able to obtain financing for our power plants on a non-recourse basis, we may have to finance them using direct equity investments, which may have a dilutive effect on our common stock or incur additional recourse debt.

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

The market for our common stock is volatile. The trading price of our common stock on the NYSE American LLC (“NYSE American”) is subject to fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

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

A substantial percentage of our shares are held by a small group of stockholders whose interests may conflict with the interests of our other stockholders. As of December 31, 2017, our largest three shareholders consisted of JCP Investment Management, LLC beneficially owning 2,871,448 shares (14.8%), Bradley Louis Radoff beneficially owning 1,923,000 shares (9.9%), and Private Management Group, Inc. beneficially owning 1,818,042 shares (9.4%), collectively totaling approximately 34.0% of our outstanding common stock. As a result of these stockholders’ beneficial ownership of our outstanding common stock, they could exert significant influence on the election of our directors and decisions on matters submitted to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration of ownership of our shares could delay or prevent proxy contests, mergers, tender offers, or other purchases of our shares that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price for our shares. This concentration of ownership may also adversely affect our stock price. Future sales of common stock by these stockholders could cause our stock price to decline.

Future sales of common stock by some of our insider stockholders could cause our stock price to decline. As of the date of this report, our directors and officers collectively held 4,060,809 shares of and options for our common stock, representing approximately 16.9% of issued and outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline.

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

Risks Related to the Merger

There are a variety of risks, contingencies and other uncertainties associated with the Merger that could result in the delay or the failure of the Merger to be completed. The Company’s ability to complete the Merger is subject to risks and uncertainties, including, but not limited to, failure to satisfy required closing conditions to the Merger, including the failure to obtain necessary shareholder, regulatory or other approvals, or complete the Merger in a timely manner or at all. No assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement. Even if certain necessary approvals are obtained, the Company may still be subjected to conditions that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on the Company. More generally, the occurrence of any event, change or other circumstances that could give rise to the right of a party to terminate the Merger Agreement, including such a circumstance where the Company would be required to pay Ormat a termination fee equal to 3% of the Merger Consideration (approximately $3.2 million). As a result, one or more conditions to closing of the Merger may not be satisfied and the Merger may not be completed.

Any delay in completing the Merger may adversely affect the Company or shareholders, including but not limited to delaying the time at which shareholders may receive consideration for their shares of the Company and further subjecting the Merger to the occurrence of any other event, change or circumstance that may lead to the abandonment of the Merger.

The Company is subject to certain risks during the pendency of the Merger that may have an adverse effect on the Company’s business. During the pendency of the Merger, the Company and its subsidiaries may be subject to business uncertainties, merger-related costs and certain operating restrictions. For instance, the Merger Agreement restricts the Company from taking certain specified actions while the Merger is pending without first obtaining Ormat’s prior written consent. These restrictions may limit the Company from pursuing attractive business opportunities, change or prevent certain strategic decisions from being made or cause or prevent any other changes to the Company’s business prior to completion of the Merger or termination of the Merger Agreement.

Additionally, the ability of the Company or its subsidiaries to retain customers, retain and hire key personnel and maintain relationships with vendors and suppliers may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on the results of operations, cash flows and financial position of the Company and its operating subsidiaries. The Company’s management may also be distracted from ongoing business operations due to the Merger.

Further, the Company’s directors and executive officers may have interests in the Merger that are different from, or in addition to, the interests of the Company shareholders generally. These interests may cause the Company’s directors and executive officers to view the Merger differently and more favorably than the Company shareholders may view it.

Failure to complete the Merger and/or the restrictions on the Company from pursuing alternatives to the Merger could negatively affect the Company’s share price, future business and financial results. Completion of the Merger is not assured and is subject to risks, including the risks that approval of the transaction by our shareholders or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, the Company’s ongoing business and financial results may be adversely affected and the Company will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Merger without receiving the benefits of the Merger;
•	the trading price of the Company’s shares changing, to the extent that the current trading price of the Company’s shares reflects an assumption that the Merger will be completed;
•

potentially having to pay Ormat up to 3% of the Merger Consideration (approximately$3.2 million) in specific circumstances, including without limitation, a change in or withdrawal of our board of directors’ recommendation to our shareholders or termination to accept an alternative takeover proposal;

•	litigation related to any failure to complete the Merger;
•	potential reduction of value offered by others to the Company in any future business combination; and
•	erosion of customer, vendor, supplier and employee confidence in the Company.

Further, the Company’s legal remedy in the event of breach of the Merger Agreement (whether willfully, intentionally, unintentionally or otherwise) by Ormat or Merger Sub is limited to receipt of the Ormat termination fee, equal to 3% of the Merger Consideration (approximately $3.2 million), and the Company may not be entitled to such fee at all in certain circumstances.

Pursuant to the terms of the Merger Agreement, the Company is restricted from pursuing alternative takeover proposals to the Merger. Should the Company pursue an alternative takeover proposal instead of the Merger, there can be no guarantee that such a pursuit would be more successful or favorable to the Company or its shareholders, either in terms of the costs and expenses to pursue an alternative takeover proposal, the type or amount of consideration that may be received by shareholders, the likelihood or time it takes to complete an alternative takeover proposal, or for any other reason. Restrictions on the Company pursuing alternative takeover proposals may also deter and/or make it difficult for an otherwise interested third party to acquire or propose to acquire the Company prior to the completion of the Merger, even one that may be deemed of greater value to the Company’s shareholders than the current offer by Ormat. Furthermore, the concept of a termination fee may result in that third party’s offering a lower value to the Company’s shareholders than such third party might otherwise have offered.

The nature of the all-cash Merger Consideration prevents the Company’s shareholders from participating in future growth. The Company’s shareholders will be receiving a fixed amount of cash for their stock and will not be compensated for any increase in the value of the Company or Ormat during the pre-closing period or following the closing, which may prevent the Company’s shareholders from realizing any further upside to the Merger.

Legal claims or investigations could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may otherwise adversely affect the Company’s business, financial condition or results of operations.

Transactions such as the Merger are often subject to shareholder lawsuits and other legal claims or investigations by regulators, legislators and law enforcement officials, and the Company cannot guarantee the success in responding or defending against any such lawsuits, claims or investigations. Further, responding or defending to these lawsuits, claims and investigations, regardless of the merits, can incur additional time and expenses, which may have an adverse effect on the Company’s business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

The Company has interests in nine different geothermal resource areas in the Western United States and one area in Guatemala, Central America. The resource areas in the United States are located in Idaho (1), Oregon (2), and Nevada (5) and California (1). The properties include the Raft River area located in southeastern Idaho, the two properties located in southeastern Oregon, and four properties in northwestern Nevada, the WGP Geysers area located in northern California at the Geysers, and the El Ceibillo area located in central Guatemala (near Guatemala City).

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

All of the leases may be extended indefinitely as long as production is maintained from the lease either individually or as a geothermal unit. The Company and RREI hold a total of 4830 acres; 720 acres of federal geothermal rights and 4,316 acres of private leases.

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

A private geothermal unit was established for the operating project in December 2015. The Unit establishes the geologic production area. A Participating Area of 1640 was established in May 2015. The Participating Area is that area that is reasonably expected to contribute to power production. Production is allocated based on the percentage of each property in relation to the entire Participating Area.

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

Crescent Valley and Lee Hot Springs, Nevada

On December 16, 2014, U.S. Geothermal completed the acquisition of EPR and EPR’s lease holdings at Crescent Valley and Lee Hot Springs, Nevada.

The Crescent Valley property encompasses 21,319 acres of private and federal geothermal resources leased by EPR and 2,640 acres of geothermal resources leased by U.S. Geothermal Inc. Upon closing the acquisition the Company our first well. The well is located on private surface and mineral estate in section 3, Township 28 North Range 49 East and is intended to qualify potential future power plant construction for the 30% renewable energy investment tax credit. The Crescent Valley property includes 55 independent leases ranging in size from 10 acres to 4,100 acres and an average parcel size of 314 acres. EPR’s private leases have a 15 year term with annual rent that escalates at year five and at year 10.

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

WGP Geysers, California

Western GeoPower Inc. (“WGP”) is a wholly owned subsidiary of U.S. Geothermal Inc. WGP’s property includes surface and geothermal rights that consist of federal geothermal lease CA-51000 and one private geothermal lease with no expiration. The total project acreage is 2,267 acres. The site has been re-permitted with Sonoma County for construction and operation of up to a 38.5 megawatt geothermal power plant.

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

Significant Lease/Royalty Terms

There is no annual rental or royalty for the 421 acre private parcel owned by WGP. The Abril Ranch mineral lease payment for an additional 410 acres of geothermal rights is $10,500 annually. The Filly-Brown properties include 214 acres of surface access rights and 50% of the mineral rights owned by Western GeoPower. During production, the geothermal royalty payment for Abril Ranch is 4.25% of gross revenue at a power price of $100/MW or less and is consistent with market conditions.

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

To John Day
To Baker City
26
PAYETTE
BULLY CREEK RESERVOIR
ONTARIO
To Boise
VALE
20 & 26
84
OREGON
IDAHO
201
Vale Butte Project
Snake River
20
NYSSA
To Burns
OREGON

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

BLM Leases

The Company and its subsidiaries have 27 federal geothermal leases issued in accordance with the Geothermal Steam Act by the BLM.

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

As of March 8, 2018, management is not aware of any material current or pending legal proceedings in which the Company is a party, as plaintiff or defendant, or which involve any of its properties.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NYSE American

The following table sets forth information relating to the trading of our common stock from January 1, 2015 through December 31, 2017, as adjusted for the 1-for-6 share consolidation described in Note 9 of the consolidated financial statements, for the Company’s common stock trading on the NYSE American, under the trade symbol “HTM”:

Sale Prices on the NYSE American
	High	Low
Year Ended December 31, 2017	($)	($)
First Quarter	4.92	3.99
Second Quarter	4.53	3.67
Third Quarter	4.63	3.80
Fourth Quarter	4.08	3.31

Year Ended December 31, 2016
First Quarter	4.08	3.12
Second Quarter	5.16	4.08
Third Quarter	5.34	4.20
Fourth Quarter	4.33	3.72

As of March 1, 2018, we had approximately 12,400 beneficial stockholders.

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

Item 6.	Selected Financial Data

		For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Revenues	$ 32,056,787	$ 31,481,675	$ 31,200,098	$ 30,968,782	$ 27,370,934
Operating Expenses	19,618,439	16,447,329	21,207,738	21,972,764	23,240,285
Income from Continuing Operations	1,411,561	4,160,348	6,336,498	4,589,297	4,130,649
Income (Loss) attributable to U.S. Geothermal Inc.	(2,267,981)	463,331	1,847,229	11,613,711	1,946,579
* Income (Loss) per share attributable to U.S. Geothermal Inc.	(0.12)	0.02	0.10	0.67	0.11
Cash dividends declared and paid per common share	-	-	-	-	-

*        - Adjusted for the 1-for-6 share consolidation described in Note 9 of the consolidated financial statements.

	As of December 31,
	2017	2016	2015	2014	2013
Total Assets	$ 235,742,998	$ 243,424,332	$ 228,217,127 $	232,914,304	$ 232,765,297
Total Long-term Obligations	98,732,843	105,350,989	91,091,982	95,776,351	99,247,344

	* Income (loss) per share attributable to U.S. Geothermal Inc.	Operating Revenues	Gross Profit	Income (Loss) from Operations	Net Income (Loss) Attributable to U.S. Geothermal, Inc.
Year Ended December 31, 2014
1st Quarter	0.08	8,501,965	4,783,941	2,547,091	1,339,420
2nd Quarter	(0.07)	5,845,874	1,571,096	(1,308,330)	(1,152,813)
3rd Quarter	0.00	6,737,005	2,939,672	695,817	81,780
4th Quarter	0.64	9,883,938	5,731,213	2,654,719	11,345,324
Year Ended December 31, 2015
1st Quarter	0.04	8,473,861	4,615,637	1,763,381	734,135
2nd Quarter	(0.01)	5,861,180	1,801,996	(548,347)	(233,820)
3rd Quarter	0.02	6,929,847	2,819,445	595,079	280,864
4th Quarter	0.05	9,935,210	6,090,908	3,140,385	1,066,050
Year Ended December 31, 2016
1st Quarter	0.01	8,503,276	4,523,697	1,277,795	151,392
2nd Quarter	(0.03)	5,664,280	1,862,436	(684,667)	(493,717)
3rd Quarter	(0.01)	6,733,294	2,869,422	178,230	(150,498)
4th Quarter	0.05	10,580,825	5,778,791	2,813,990	956,154
Year Ended December 31, 2017
1st Quarter	0.01	8,437,069	3,858,249	1,258,486	260,890
2nd Quarter	(0.02)	6,311,112	1,811,162	(693,169)	(441,854)
3rd Quarter	(0.09)	6,811,888	2,378,993	(1,320,146)	(1,826,826)
4th Quarter	(0.02)	10,496,718	4,386,944	2,166,390	(260,191)

*         - Adjusted for the 1-for-6 share consolidation described in Note 9 of the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical Overview

On March 5, 2002, U.S. Geo-Idaho entered into a letter agreement with the owner of the Raft River project located in southeastern Idaho, pursuant to which Geo-Idaho agreed to acquire all of the real property, personal property and permits that comprised the owner’s interest in that project.

The Company signed a 20 year PPA with Idaho Power on December 29, 2004 to sell power from the Phase I power plant at Raft River located near Malta, Idaho. Raft River Energy I LLC (“RREI”) was created on August 18, 2005 for the purpose of developing Raft River Unit I. The limited liability company is a joint venture with Raft River I Holdings, LLC, which is a subsidiary of Goldman Sachs. RREI commenced commercial operations on January 3, 2008. The plant currently operates at a reduced output of approximately 9.4 megawatt net.

In May 2008, the Company acquired geothermal assets, including an old 3.6 net megawatt nameplate generating capacity power plant, located in Washoe County, Nevada for approximately $16.6 million, which included certain ground water rights. The upgraded, new plant became commercially operational on May 25, 2012. The plant was originally estimated to operate at 8.6 net megawatts, but has been rerated to 10.0 megawatts due to higher than expected efficiency. On February 15, 2013, USG Nevada LLC signed an agreement with SAIC as part of a settlement for a $2,000,000 note that will be paid in quarterly installments that are scheduled through 2018. A long-term note held by Prudential Financial Group was finalized on September 26, 2013. The Prudential loan will be repaid with quarterly payments that are scheduled through 2037.

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

In April 2010, the Company was granted a geothermal energy rights concession in the Republic of Guatemala located in Central America. Geophysics activities and the drilling of the first exploration well occurred during 2013. A 25 megawatt flash steam plant is planned.

On April 22, 2014, the Company acquired all of the ownership shares of a group of companies owned by Ram Power Corp. (“Ram”) that held all interests in the WGP Geysers project located in Northern California for a total of $6.78 million. The assets acquired included four production/injection wells, restricted cash, land, geothermal water rights, and an inventory of new drill casing.

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

Purchase Agreement of Member Interest

On December 16, 2015, the U.S. Geothermal Inc. (holder of all Class B units) signed a purchase agreement with Goldman Sachs for the acquisition of 450 Class A units of the 500 Class A units held by Goldman Sachs. The terms of the agreement specified the conversion of 450 A units to 450 C units. All of the C units were acquired by U.S. Geothermal Inc. The remaining 50 A units held by Goldman Sachs retain all of the benefits for income tax purposes that were held by the original 500 A units. Effective December 16, 2015, U.S. Geothermal Inc. will receive 95% of the available cash flow from the project for the total purchase price of $5.1 million. The agreement includes an option for U.S. Geothermal Inc. to purchase residual interest in RREI for fair market value in December 2017. Allocations of profits and losses will remain 99% to Goldman Sachs and 1% to the U.S. Geothermal Inc. until December 31, 2017, after which the U.S. Geothermal Inc. would receive 95% of the allocation of profits and losses and Goldman Sachs will receive 5%.

On December 13, 2017, the Company entered into an agreement to acquire the remaining interest of RREI from Goldman Sachs. The acquisition was effective January 2, 2018, at which time RREI became a wholly-owned subsidiary. As a result, the Company now owns 100% of the income and 100% of available cash.

Power Purchase Agreements

Prior to the construction of a geothermal project, we typically enter into a Power Purchase Agreement (“PPA”) with a utility, which fixes the price of energy produced at a project for a 20 to 30 year period. Such PPAs are typically negotiated with a utility company and approved by a state utility commission or similar regulating body, or other major retail electric service provider, or with a large industrial consumer.

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

San Emidio, Nevada

On May 31, 2011, an amended and restated PPA was signed with Sierra Pacific Power Company d/b/a NV Energy for the sale of up to 19.9 megawatts of electricity on an annual average basis. The PPA has a 25 year term with a base price of $89.75 per megawatt hour, and a one percent annual escalation rate. The electrical output from both Phase I and Phase II was to be sold under the terms of the amended and restated PPA. The PPA required that Phase II had to be on line by December 2015, and since Phase II was not constructed, the option expired. The PPA was approved by the Public Utility Commission of Nevada on December 27, 2011.

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

Operating Results

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31 2017, the Company reported net loss attributable to U.S. Geothermal Inc. of $2,267,981 ($0.12 loss per share) which represented a $2,731,312 decrease from net income attributable to U.S. Geothermal Inc. of $463,331 reported in the year ended 2016 ($0.02 income per share). Both favorable and unfavorable variances were noted for plant operations. These variances are addressed by each individual plant. Significant favorable variances were reported for professional and management fees, and promotion costs. Notable unfavorable variances were reported for employee compensation and income tax expense.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

A summary of energy sales by plant for the three years are as follows:

	For the Year Ended December 31,
	2017		2016		2015
	$	%*	$	%*	$	%*
Energy sales by plant:
Neal Hot Spring, Oregon	19,941,366	63.0	19,561,718	62.8	18,823,799	61.1
San Emidio, Nevada	6,255,599	19.8	6,980,358	22.4	7,324,484	23.7
Raft River, Idaho	5,463,472	17.3	4,599,936	14.8	4,693,913	15.2
	31,660,437	100.0	31,142,012	100.0	30,842,196	100.0

%*       - represents the percentage of total Company energy sales.

Neal Hot Springs, Oregon (USG Oregon LLC) Plant Operations

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Neal Hot Springs plant reported subsidiary net plant income of $9,244,299, which was a decrease of $977,543 (9.6% decrease) from the net income of $10,221,842 reported in the year ended 2016.

Overall, energy sales for the year ended 2017 increased $379,648 (1.9% increase) from the prior year. The contracted rates effectively increased 2.3% during the year. During the current year the plant produced 172,805 megawatts of power which was a decrease of 6,753 megawatts (3.8% decrease) from the prior year. On January 5, 2017, Unit 1 experienced mechanical failures, primarily due to extreme cold temperatures that resulted in outages and the loss of a substantial amount of that Unit’s refrigerant. The Unit’s complications resulted in a total of 1,025 lost production hours during the first quarter of 2017 (1,146 lost for all three units). The initial repairs to identify and plug the damaged tubes were completed on February 12, 2017, however, Unit 1 operated at a reduced level through May 2017. Business Interruption insurance provided $727,235 of revenue to cover lost energy sales after the first 30 days of lost generation. Without the insurance coverage, energy sales for the first quarter would have decreased 9.0% from the same quarter ended 2016.

Plant operating costs, excluding depreciation, increased $1,442,886, which was a 32.3% increase from the prior year. The largest increases were related to taxes and field maintenance costs. For the year ended December 31, 2017, the Plant incurred property taxes of $1,103,071 which was an increase of $738,482 (202.6% increase) from the year ended 2016. For the first three years of operations, property taxes were abated by the County. The abatement period ended in 2016 and the first property tax payment was made in December 2016. Calendar year 2017 was the first full year of assessed property tax on the Plant.

During the year ended December 31, 2017, total field maintenance costs increased $324,304 (40.2% increase) from the prior year. For the current year, over $761,000 (not covered by insurance) in field maintenance costs were incurred to repair vaporizers, turbines and brine injection systems. Most of the repair costs were needed for Unit 1. Turbine repairs were incurred for both Units 1 and 2. In the fourth quarter of 2017, the plant was charged $250,413 for the rental of replacement pump motors owned by the Parent Company.

Summarized statements of operations for the Neal Hot Springs, Oregon plant are as follows:

	Year Ended December 31,
	2017		2016		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	19,941,366	100.0	19,561,718	100.0	379,648	1.9

Plant expenses:
Operations	5,909,791	29.7	4,466,905	22.8	(1,442,886)	(32.3)
Depreciation and amortization	3,257,304	16.3	3,281,787	16.8	24,483	0.7
	9,167,095	46.0	7,748,692	39.6	(1,418,403)	(18.3)

Operating income	10,774271	54.0	11,813,026	60.4	(1,038,755)	(8.8)

Other income (expense):
Interest expense	(1,537,040)	(7.7)	(1,597,980)	(8.1)	60,940	3.8
Interest income/other	7,068	0.0	6,796	0.0	272	4.0
	(1,529,972)	(7.7)	(1,591,184)	(8.1)	61,212	3.8

Subsidiary net income	9,244,299	46.3	10,221,842	52.3	(977,543)	(9.6)

%*      - represents the percentage of total plant operating revenues.

%**    - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.

The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

Key quarterly production data for the Neal Hot Springs, Oregon plant is summarized as follows:

Quarter Ended:	Mega- watt Hours Produced	Energy Sales ($)	Ave. Rate per Megawatt Hour ($)	Subsidiary Net Income* ($)	Depreciation & Amortization ($)
March 31, 2015	53,500	5,207,350	97.3	3,010,263	819,708
June 30, 2015	37,232	3,188,091	85.6	1,027,928	819,785
September 30, 2015	33,498	4,004,715	119.3	1,651,029	819,450
December 31, 2015	52,642	6,423,643	122.0	4,311,789	819,171
March 31, 2016	53,671	5,366,004	100.0	3,226,740	818,062
June 30, 2016	39,094	3,445,321	88.2	1,243,706	820,063
September 30, 2016	29,758	3,651,073	122.4	1,279,527	820,546
December 31, 2016	57,036	7,099,320	124.5	4,471,869	823,116
March 31, 2017	48,178	5,210,556	101.4	2,345,574	826,748
June 30, 2017	37,727	3,449,403	91.4	642,313	826,026
September 30, 2017	30,800	4,141,284	125.1	2,032,429	827,996
December 31, 2017	56,100	7,139,310	127.3	4,474,396	776,534

*       - The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net income.

San Emidio, Nevada (USG Nevada LLC) Plant Operations

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the San Emidio plant reported subsidiary net loss of $312,420 which was a decrease of $1,354,686 (130.0% decrease) from the subsidiary net income of $1,042,266 reported for the year ended 2016.

Energy sales decreased $724,759 (10.4% decreased) from the prior year. During the current year the plant produced 66,591 megawatts of power which was a decrease of 8,458 megawatts (11.3% decrease) from the prior year. The contracted rates effectively increased 1.0% during the year. Production decreases were primarily due to higher levels of down time in the current year. Outages in 2017 resulted in a total 1,890 lost hours which was a 1,367 increase in lost hours from 2016. In the third quarter of 2017, approximately 886 hours were lost due repairs of plugged vaporizer tubes and repairs to a refrigerant pump. In the fourth quarter of 2017, approximately 184 hours were lost due to repairs on the vaporizer tubes.

For the current year, the total operating costs, excluding depreciation, increased $702,843 (26.3% increase) from the prior year. Significant increases were reported in chemicals and field maintenance costs. Chemical costs increased $293,990 (138.2% increase) from 2016. The complications related to the plugged vaporizer tubes resulted in significant losses of the plant’s refrigerant. The refrigerant replacement costs totaled approximately $293,800.

Field maintenance costs increased $473,188 (108.0% increase) from the prior year. As noted above, the plant experienced issues with the vaporizer tubes and refrigerant feed systems during the current year. The repair and replacement costs needed to alleviate these issues and other related issues was approximately $576,000.

Summarized statements of operations for the San Emidio, Nevada plant are as follows:

	Year Ended December 31,
	2017		2016		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	6,255,599	100.0	6,980,358	100.0	(724,759)	(10.4)

Plant expenses:
Operations	3,370,988	53.9	2,668,145	38.2	(702,843)	(26.3)
Depreciation and amortization	1,273,273	20.3	1,280,671	18.3	7,398	0.6
	4,644,261	74.2	3,948,816	56.6	(695,445)	(17.6)

Operating income (loss)	1,611,338	25.8	3,031,542	43.4	(1,420,204)	(46.8)

Other income (expense):
Interest expense	(1,951,714)	(31.2)	(1,999,932)	(28.7)	48,218	2.4
Interest income/other income	27,956	0.4	10,656	0.2	17,300	16.3
	(1,923,758)	(30.8)	(1,989,276)	(28.5)	65,518	3.3

Subsidiary net income	(312,420)	(5.0)	1,042,266	14.9	(1,354,686)	(130.0)

%*      - represents the percentage of total plant operating revenues.
%**    - represents the percentage of change from 2016 to 2017. Increases in revenues and decreases in expenses from the prior period to the current period are considered to be favorable and are presented as positive figures.
#         - variance percentage that is extremely high or undefined.
The intercompany elimination adjustments for management fees and corporate support are not incorporated into the presentation of the subsidiary’s net operating income/loss.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

For the current year, the total operating costs, excluding depreciation, decreased $63,653 (2.4% decrease) from the prior year. Significant decreases in administration and corporate support were partly offset by increases in field maintenance and taxes. Corporate support and administrative costs decreased $322,337 (61.6% decrease) from 2015. For the current year, the Parent Company elected to forgo its collection of management fees and corporate support costs. In 2015, USG Nevada LLC incurred $206,398 and $117,997 in management fees and corporate support; respectively. Field maintenance costs increased $186,671 (74.2% increase) from the prior year. In the current year, costs that exceeded $147,700 were incurred for production pump repairs and repairs to the condensate/feed system. For the current year, taxes and permit costs increased $51,183 (15.1% increase) from 2015. The mineral proceeds tax for the State of Nevada were significantly lower in 2015 due to an overpayment in 2014 and lower budgeted allowable expenses for 2015. In the second quarter 2016, additional minerals proceeds tax assessment was made for $30,425 after an examination by the State of Nevada.

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

Key quarterly production data for the San Emidio, Nevada plant is summarized as follows:

Quarter Ended:	Mega- watt Hours Produced	Energy Sales ($)	Ave. Rate per Megawatt Hour ($)	Subsidiary Net Income (Loss)* ($)	Depreciation & Amortization ($)
March 31, 2015	21,754	2,003,346	92.1	556,301	316,346
June 30, 2015	18,492	1,702,633	92.1	264,410	315,846
September 30, 2015	18,924	1,742,750	92.1	386,033	314,940
December 31, 2015	20,369	1,875,755	92.1	278,453	316,269
March 31, 2016	20,433	1,900,467	93.0	425,447	318,214
June 30, 2016	14,139	1,315,049	93.0	(142,273)	319,756
September 30, 2016	19,675	1,829,996	93.0	384,018	321,479
December 31, 2016	20,803	1,934,846	93.0	375,074	321,222
March 31, 2017	19,501	1,831,890	93.9	425,071	321,051
June 30, 2017	17,695	1,662,245	93.9	241,949	319,629
September 30, 2017	11,299	1,061,459	93.9	(896,001)	316,940
December 31, 2017	18,097	1,700,005	93.9	(83,439)	315,653

*       - The intercompany elimination adjustments for management fees and corporate support charges are not incorporated into the presentation of the subsidiary’s net income/loss.

Raft River, Idaho (Raft River Energy I LLC) Plant Operations

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, Raft River Energy I LLC (“RREI”) reported subsidiary net loss of $925,538, which was an unfavorable increase of $287,316 (45.0% increase) from the loss of $638,222 reported for the year ended 2016.

Energy sales increased $863,536 (18.8% increase) from the prior year. During the current year the plant produced 84,436 megawatts of power which was an increase of 12,445 megawatts (17.3% increase) from the prior year. On March 21, 2017, a new production well (RRG-5) was connected to the plant. The new well addition has increased the net power production of the plant by approximately 0.71 megawatts. In February 2016, a production well (RRG-2) was taken off line in order to facilitate the well expansion project. This well was reconnected to the plant when the project was completed in June 2016. Overall, the plant lost a total of 166 hours and 149 hours in 2017 and 2016; respectively. For both years, the lost hours were primarily due to the noted issues and annual maintenance.

Plant operating costs, excluding depreciation, increased $1,197,694 (32.9% increase) from the year ended 2016. The increases were primarily due to field maintenance costs and electricity purchases. Field maintenance costs increased $860,204 (107.2% increase) from 2016. On September 22, 2017, the production pump for well (RRG-7) was lost when the conductor slipped and lost its cement bond. Repairs involved installing and setting a new conductor, rebuilding the well head and reinstalling a new pump. The cost of these repairs was approximately $1,090,000 and was completed on December 11, 2017.

During the year ended December 31, 2017, electricity purchases increased $128,431 (18.1% increase) from the prior year. Electricity purchases are incurred for the various pumps utilized by the plant. The increases in electricity purchases are directly related to the increase in energy production. The majority of the increase in electricity purchases is related to the addition of the production well pump in March 2017.

The summarized statements of operations for RREI are as follows:

	Year Ended December 31,
	2017		2016		Variance
	$	%*	$	%*	$	%**
Plant revenues:
Energy sales	5,463,472	93.2	4,599,936	93.1	863,536	18.8
Energy credit sales	396,350	6.8	339,663	6.9	56,667	16.7
	5,859,822	100.0	4,939,599	100.0	920,223	18.6

Plant expenses:
General operations	4,836,192	82.5	3,638,498	73.7	(1,197,694)	(32.9)
Depreciation and amortization	1,950,016	33.3	1,814,937	36.7	(135,079)	(7.4)
	6,786,208	115.8	5,453,435	110.4	(1,332,773)	(24.4)

Operating loss	(926,386)	(15.8)	(513,836)	(10.4)	(412,550)	80.3

Other income (expense):
Interest expense	(233)	(0.0)	(198)	(0.0)	(35)	(17.7)
Other and interest income	1,081	(0.0)	(124,188)	(2.5)	125,269	100.9
	848	(0.0)	(124,386)	(2.5)	125,234	100.7

Subsidiary net loss	(925,538)	(15.8)	(638,222)	(12.9)	(287,316)	45.0

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

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

Key quarterly production data for RREI is summarized as follows:

Quarter Ended:	Mega- watt Hours Produced	Energy Sales ($)	Ave. Rate per Megawatt Hour ($)	Subsidiary Net Income (Loss)* ($)	Depreciation & Amortization ($)
March 31, 2015	20,672	1,165,050	56.4	(96,930)	431,959
June 30, 2015	17,223	888,599	51.6	(668,764)	438,955
September 30, 2015	15,950	1,106,643	69.4	(296,743)	443,233
December 31, 2015	21,751	1,533,621	70.5	425,745	443,744
March 31, 2016	19,684	1,144,351	58.2	(158,497)	444,587
June 30, 2016	15,647	829,554	52.1	(321,895)	444,608
September 30, 2016	16,622	1,173,294	71.5	(288,634)	444,878
December 31, 2016	20,039	1,452,737	72.5	130,804	480,864
March 31, 2017	21,934	1,292,005	58.9	55,242	484,948
June 30, 2017	20,680	1,102,160	64.6	(161,494)	485,940
September 30, 2017	20,602	1,511,251	73.3	205,776	486,530
December 31, 2017	21,220	1,954,406	73.4	(1,025,062)	492,598

*       - Subsidiary net income (loss) does not include intercompany elimination adjustments for interest expense, management fees and lease costs.

Corporate Administration

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company reported $1,252,345 in corporate and administrative expense which was a decrease of $61,179 (4.7% increase) from $1,313,524 reported for the year ended 2016.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

Professional and Management Fees

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company reported $895,925 in professional and management fees which was a decrease of $719,845 (44.6% decrease) from $1,615,770 reported in the year ended 2016. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the first quarter of 2016, the consultant’s fees associated with this examination totaled approximately $544,000. Legal fees that exceeded $100,000 were incurred in the first quarter of 2016 to support the examination and issuance of common shares. The Company incurred fees of $100,000 for services provided by a new financial advisor hired during the first quarter 2016. These consultant services were discontinued in June 2016.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

For the year ended December 31, 2016, the Company reported $1,615,770 in professional and management fees which was an increase of $547,831 (51.3% increase) from $1,067,939 reported in the year ended 2015. In August of 2015, the Company formed a Special Committee of the Board of Directors to thoroughly explore strategic options to maximize shareholder value. The Company ended this process and ended the contract with the primary consultant that was engaged in the examination in March 2016. For the first quarter of 2016, the consultant’s fees associated with this examination totaled approximately $544,000. During 2016, the Company incurred additional fees of $100,000 for services provided by a new financial advisor.

Employee Compensation

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company reported $3,946,898 in employee compensation which was an increase of $911,824 (30.0% increase) from $3,035,074 reported in the year ended 2016. The Company elected not to renew the CEO’s employment contract, and consequently, on July 18, 2017, the former CEO’s employment contract expired. The severance provisions of the contract entitled the former CEO to 18 months of base salary and targeted bonus, plus 18 months of health insurance premiums. The cost of these provisions totaled approximately $1.25 million.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

For the year ended December 31, 2016, the Company reported $3,035,074 in employee compensation which was an increase of $152,969 (5.3% increase) from $2,882,105 reported in the year ended 2015.

Promotion

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company reported $204,651 in promotion costs which was a decrease of $171,775 (45.6% decrease) from $376,426 reported in the year ended 2016. In 2016, the Company incurred additional travel costs related to the process of exploring strategic options to maximize shareholder value, attending investment conferences and implementing a new marketing program. The new marketing program included radio spots and regular news article coverage. The costs of the marketing program for the second quarter 2016 totaled $117,650. Also in 2016, the Company continued a contract with an outside investor relations firm for $6,000 per month. This contract ended in June 2016.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

Other Income/Expenses

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company reported a net gain of $80,324 for other income/expenses which was an increase of $149,270 from the net loss/expense of $68,946 reported the year ended 2016. In September 2016, a production pump was replaced at the Raft River Energy I LLC plant. The book value of the pump was $124,930 ($175,000 cost, less $50,070 accumulated depreciation) at the time of disposal.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

For the year ended December 31, 2016, the Company reported a net loss of $68,946 for other income/expenses which was a decrease of $210,239 from the net gain of $141,293 reported the year ended 2015. In September 2016, a production pump was replaced at the Raft River Energy I LLC plant. The book value of the pump was $124,930 ($175,000 cost, less $50,070 accumulated depreciation) at the time of disposal.

Income Tax Expense

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

For the year ended December 31, 2017, the Company reported net income tax expense of $1,863,000 which was an increase $1,288,000 (224.0% increase) from $575,000 of income tax expense recognized in the prior year. The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. Federal corporate tax rate from 34% to 21% beginning in 2018. The impact of the Act reduced the Company’s net deferred tax asset by approximately $4.1 million.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

Net Income Attributable to the Non-Controlling Interests

Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

The net income attributable to the non-controlling interest entities is the line item that removes the portion of the total consolidated operations that are owned by the Company’s subsidiaries. For the year ended December 31, 2017, the Company reported $1,916,707 in net income attributable to non-controlling interests, which was a decrease of $1,205,310 (38.6% decrease) from $3,122,017 net income reported for the year ended 2016.

The primary components of the variances were the operating results of USG Oregon LLC (wholly owned by Oregon USG Holdings LLC) and Raft River Energy I LLC. USG Oregon reported a subsidiary net profit for the year ended December 31, 2017 of $9,244,299, which was a decrease of $977,543 (9.6% decrease) from $10,221,842 subsidiary net profit reported for the year ended 2016. Raft River reported a subsidiary net loss of $925,538, which was an unfavorable increase of $287,316 (45.0% increase) from the net loss of $638,222 reported for the year ended 2016. The primary conditions for the variances in USG Oregon and Raft River’s operations were discussed above.

The net income (loss) attributable to the non-controlling interest entities is detailed as follows:

	For the Year Ended
	December 31,
Subsidiaries and Non-Controlling	2017	2016	Variances
Interest Entities	$	$	$	%
Oregon USG Holdings LLC interest held by Enbridge Inc.	3,671,168	4,079,830	(408,662)	(10.0)
Raft River Energy I LLC interest held by Goldman Sachs	(1,847,948)	(951,148)	(896,800)	(94.3)
Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	(6,678)	(6,665)	(13)	(0.2)
	1,816,542	3,122,017	(1,305,475)	(41.8)

%        - represents the percentage of change from 2016 to 2017.

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

For the year ended December 31, 2016, the Company reported $3,122,017 in net income attributable to non-controlling interests, which was an increase of $18,748 (0.6% increase) from $3,103,269 net income reported for the year ended 2015.

Non-Controlling Interests

The following is a summarized presentation of select financial line items from the statement of operations by project and the impact of the related non-controlling interests for the year ended December 31, 2017:

				Exploration
				Activities
	Neal Hot	San		and
Statement of	Springs	Emidio	Raft River	Corporate	Consolidated
Operations Element	$	$	$	$	$

Net income from plant operations	10,774,270	1,611,338	(926,386)	979,126	12,438,348
Expenses/(income)	1,596,352	1,923,758	(848)	(4)7,507,525	11,026,787
Net income (loss)	9,177,918	(312,420)	(925,538)	(6,528,399)	1,441,561

Income taxes	(1,399,000)	79,000	(234,000)	(309,000)	(1,863,000)
Non-controlling interests	(1)(3,671,167)	-	(2)1,847,949	(3)6,676	(1,816,542)
Net income attributable to U.S. Geothermal	4,107,751	(233,420)	688,411	(6,830,723)	(2,267,981)

(1)

The non-controlling interest for Neal Hot Springs represents a 40% interest for our joint venture partner, Enbridge. Neal Hot Springs includes the operations of both Oregon USG Holdings LLC and USG Oregon LLC.

(2)	The non-controlling interest for Raft River represents 30% of REC income and 99% of all other income/expenses for Raft River I Holdings, a subsidiary of Goldman Sachs Group.

(3)	The non-controlling interest for our exploration activities represents a 30.7% interest for our joint venture partner at Gerlach, GGE Development.

(4)	Major costs included in Exploration Activities and Corporate for the year ended December 31, 2017 include:

•	Employee compensation	$ 3,946,898
•	Corporate administration	1,252,345
•	Professional fees	895,925
•	Promotion	204,651
•	Exploration costs	47,844

These costs are the responsibility of U.S. Geothermal Inc. (the Parent Company) and cannot be allocated to projects. Once a project has been classified as developmental (resource verified, PPA off-taker identified), the costs associated with a project will be capitalized.

Selected balance sheet items affected by non-controlling interests as of December 31, 2017 are detailed as follows:

		Non-	U.S.
		Controlling	Geothermal
	Consolidated	Interests	Inc.
Balance Sheet Items	$	$	$

Unrestricted cash and cash equivalents	16,648,419	2,038,530	14,609,889
Restricted cash and security bonds:
Current	7,532,683	940,044	6,592,639
Long-term	16,028,722	3,991,792	12,036,930

Notes payable:
Current	4,232,534	1,301,001	2,931,533
Long-term	97,993,641	20,508,868	77,484,773

The loans held by the Company at December 31, 2017 are detailed as follows:

					U.S. Geothermal Inc.
	Consolidated			Contracted	Loan
	Total Loan	Remaining	Loan	Interest	Balance	Loan
	Balances	Months to	Maturity	Rate	Portions	Balances
Descriptions	$	Term	End Date	%	%	$

Department of Energy – USG Oregon LLC	54,524,670	206	2/12/35	2.598	60.0	32,714,802
Prudential Group – USG Nevada LLC	28,402,582	240	12/31/37	6.750	100.0	28,402,582
Prudential Group – Idaho USG Holdings LLC	19,296,475	63	3/31/23	5.800	100.0	19,296,475
Chrysler Auto Loan – U.S. Geothermal Services	2,447	7	7/27/18	6.740	100.0	2,447
Totals	102,226,174					80,416,306

Weighted Average Term (Months)		188
Weighted Average Interest Rate				4.356

Liquidity and Capital Resources

Year Ended December 31, 2017

During the quarter ended December 31, 2017, the Company’s operating projects continued to generate available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $1,356,200 during the year. We believe our cash and liquid investments at December 31, 2017 are adequate to fund our general operating activities through December 31, 2018.

Year Ended December 31, 2016

During the quarter ended December 31, 2016, the Company’s operating projects continued to generate available cash (after debt service and reserves) to fund our development activities and corporate costs. In addition, exercise of options and warrants generated $1,471,318 during the year.

Year Ended December 31, 2015

During the calendar year ended December 31, 2015, the Company’s operating projects have generated significant available cash (after debt service and reserves) to fund our development activities and corporate costs. Neal Hot Springs has distributed $5.2 million in cash as an equity distribution to U.S. Geothermal; San Emidio has generated $2.7 million in cash provided by operating activities; Raft River has paid $0.2 million in REC income cash to U.S. Geothermal. In addition, cash received by corporate as a result of management fees, royalties and lease income totaled $1.3 million.

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

On May 19, 2016, the Company closed on a $20 million debt facility from Prudential Capital Group. Under terms of the financing agreement, the Company has the option, without obligation, to issue additional debt, up to $50 million in aggregate within the next two years. The initial $20 million loan has a fixed interest rate of 5.8% per annum. The loan principal amortizes over twenty years, with a seven-year term. Principal and interest payments are made semi-annually. The loan is collateralized with the Company’s ownership interest in the Neal Hot Springs and Raft River projects and by virtue of a pledge by the Company’s wholly owned subsidiary, U.S. Geothermal Inc., an Idaho corporation, and sole member of Idaho USG Holdings, of the equity interests in Idaho USG Holdings. The 22 MW Neal Hot Springs project is owned 60% by the Company and 40% by Enbridge. The 13 MW Raft River project is owned 95% by the Company and 5% by Goldman Sachs. As of January 2, 2018, the Company owns 100% of the Raft River project.

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

Contractual Obligations

As of December 31, 2017, the following table denotes contractual obligations by payments due for each period:

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating Leases (1)	$ 7,790,138	$ 662,536	$ 1,072,342	$ 911,510	$ 5,143,750
Plant Loan(2)	28,402,581	584,630	1,504,685	2,436,195	23,877,071
Project Loan (3)	19,296,475	392,955	1,385,973	1,508,051	16,009,496
Plant Loan, DOE(4)	54,524,670	3,145,441	6,290,883	6,290,883	38,797,463
Auto Loan	2,447	2,447	-	-	-

(1)	Operating leases does not include costs from royalty based lease contracts. Lease extentions are calculated through the end of the individual plants’ PPA contract periods.
(2)	Plant loan with Prudential Capital Group scheduled for to be repaid over the next 21 years.
(3)	Project loan with Prudential Capital Group scheduled to be repaid March 2023.
(4)	Plant loan with the Department of Energy scheduled to be repaid over the next 18 years.

Off Balance Sheet Arrangements

As of December 31, 2017, the Company does not have any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Risk on Investments

At December 31, 2017, the Company held investments of $31,656,317 in money market accounts. The money market funds are invested in governmental obligations with minimal fluctuations in interest rates and fixed terms; therefore, the interest rate risk on investments is not significant.

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

The following financial statements and supplementary data should be read in conjunction with “Part II, Item 6: Selected Financial Data” of this Annual Report on Form 10-K.

U.S. GEOTHERMAL INC.

________

Consolidated Financial Statements
and
Reports of Independent Registered Public Accountants

December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
U.S. Geothermal Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Geothermal Inc. (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington
March 8, 2018

We have served as the Company’s auditor since 2015.

U.S. GEOTHERMAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

Current:
Cash and cash equivalents	$16,648,419	$15,287,144
Restricted cash and security bonds	7,532,683	8,527,462
Trade accounts receivable	3,861,559	4,102,018
Other current assets	1,595,824	1,664,866
Total current assets	29,638,485	29,581,490

Restricted cash and security bond reserves	16,028,722	20,111,350
Property, plant and equipment, net	168,690,333	170,301,349
Intangible assets, net	14,902,458	15,084,143
Net deferred income tax asset	6,483,000	8,346,000
Total assets	$235,742,998	$243,424,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$3,985,783	$2,255,710
Convertible promissory note	-	-
Current portion of notes payable	4,125,474	4,259,595
Total current liabilities	8,111,257	6,515,305

Long-term Liabilities:
Asset retirement obligations	1,257,720	1,219,903
Notes payable, less current portion	97,475,123	104,131,086
Total long-term liabilities	98,732,843	105,350,989

Total liabilities	106,844,100	111,866,294

Commitments and Contingencies (note 13)
STOCKHOLDERS’ EQUITY
Capital stock (authorized: 250,000,000 common shares with a $0.001 par value; issued and outstanding shares at December 31, 2017 and 2016 were: 19,449,984 and 18,970,445; respectively)	19,450	18,970
Additional paid-in capital	124,046,514	121,933,378
Accumulated deficit	(19,242,281)	(16,974,300)
	104,823,683	104,978,048

Non-controlling interests	24,075,215	26,579,990
Total stockholders’ equity	128,898,898	131,558,038

Total liabilities and stockholders’ equity	$235,742,998	$243,424,332

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015

Plant Revenues:
Energy sales	$31,660,437	$31,142,012	$30,842,196
Energy credit sales	396,350	339,663	357,902
Total plant operating revenues	32,056,787	31,481,675	31,200,098

Plant Expenses:
Plant production expenses	13,137,847	10,069,933	9,572,707
Depreciation and amortization	6,480,592	6,377,396	6,299,405
Total plant operating expenses	19,618,439	16,447,329	15,872,112

Gross Profit	12,438,348	15,034,346	15,327,986
Operating Expenses:
Corporate administration	1,252,345	1,313,524	1,087,675
Professional and management fees	895,925	1,615,770	1,067,939
Employee compensation	3,946,898	3,035,074	2,882,105
Promotion	204,651	376,426	215,591
Exploration	47,844	39,091	82,316
Operating Income	6,090,685	8,654,461	9,992,360

Other (income) expenses:
Interest expense	4,759,448	4,425,167	3,797,155
Other (income) expense	(80,324)	68,946	(141,293)

Income Before Income Tax Expense	1,411,561	4,160,348	6,336,498
Income tax expense	1,863,000	575,000	1,386,000

Net Income (Loss)	(451,439)	3,585,348	4,950,498

Net income attributable to the non-controlling interests	(1,816,542)	(3,122,017)	(3,103,269)

Net Income (Loss) Attributable to U.S. Geothermal Inc.	$(2,267,981)	$463,331	$1,847,229

Net Earnings (Loss) Per Share Attributable to U.S. Geothermal Inc.:
Basic	(0.12)	$0.02	$0.10
Diluted	(0.12)	0.02	0.10

Weighted average number of shares used in the calculation of income (loss) per share:
Basic	19,135,822	18,665,808	17,828,469
Diluted	19,135,822	19,255,891	18,052,267

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015

Operating Activities:
Net Income (Loss)	$(451,439)	$3,585,348	$4,950,498
Adjustments to reconcile net income (loss) to total cash provided by operating activities:
Depreciation and amortization	6,699,596	6,544,287	6,409,818
Stock based compensation	757,412	1,053,782	1,107,828
Loss on disposal of equipment	-	124,930	-
Change in deferred income taxes	1,863,000	575,000	1,386,000
Net changes in:
Trade accounts receivable	240,459	(335,501)	7,616
Accounts payable and accrued liabilities	1,879,587	2,826	59,510
Prepaid expenses and other	69,042	15,952	(130,460)
Total cash provided by operating activities	11,057,657	11,566,624	13,790,810

Investing Activities:
Purchases of property, plant and equipment	(5,677,523)	(9,409,260)	(6,602,974)
Acquisition of additional interests in subsidiaries	-	-	(3,500,000)
Grant proceeds for capital expenditures	776,226	-	-
Net release (funding) of restricted cash reserves and bonds	5,077,407	(6,447,016)	(180,919)
Total cash provided (used) by investing activities	176,110	(15,856,276)	(10,283,893)

Financing Activities:
Issuance of common stock	1,356,204	2,659,952	49,549
Proceeds from note payable, net of issuance costs	-	19,185,986	-
Distributions to non-controlling interest	(4,321,317)	(4,153,951)	(3,462,589)
Principal payments on notes payable and other obligations	(6,907,379)	(6,769,566)	(4,434,477)
Total cash (used) provided by financing activities	(9,872,492)	10,922,421	(7,847,517)

Increase (Decrease) in Cash and Cash Equivalents	1,361,275	6,632,769	(4,340,600)

Cash and Cash Equivalents, Beginning of Year	15,287,144	8,654,375	12,994,975

Cash and Cash Equivalents, End of Year	$16,648,419	$15,287,144	$8,654,375

Supplemental Disclosures:
Non-cash investing and financing activities:
Accrual for purchases of property and equipment	$149,515	$450,342	$8,230
Convertible promissory note issued for additional subsidiary interest	-	-	1,597,000
Non-cash distributions to non-controlling interest	-	-	24,000

Other Items:
Interest paid	4,711,120	4,106,537	3,819,585

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

					Non-
	Number of	Common	Additional Paid-	Accumulated	controlling
	Shares	Shares	In Capital	Deficit	Interest	Totals

Balance at January 1, 2015	17,836,338	$17,836	$103,758,553	$(19,284,860)	$46,397,092	$130,888,621

Distributions to non-controlling interest entities	-	-	-	-	(3,486,589)	(3,486,589)
Acquisition of additional interest in subsidiary	-	-	13,304,848	-	(18,401,848)	(5,097,000)
Stock issued by the exercise of employee stock options	25,833	26	49,524	-	-	49,550
Stock compensation	71,399	71	1,107,756	-	-	1,107,827
Net income	-	-	-	1,847,229	3,103,269	4,950,498

Balance at December 31, 2015	17,933,570	17,933	118,220,681	(17,437,631)	27,611,924	128,412,907

Distributions to non-controlling interest entities	-	-	-	-	(4,153,951)	(4,153,951)
Stock issued under At Market Issuance Purchase Agreement net of commitment shares valued at $225,000	410,635	410	1,188,224	-	-	1,188,634
Stock issued by the exercise of employee stock options	342,082	342	882,961	-	-	883,303
Stock issued by the exercise of broker and stock purchase warrants	209,240	209	587,806			588,015
Stock compensation	74,918	76	1,053,706	-	-	1,053,782
Net income	-	-	-	463,331	3,122,017	3,585,348

Balance at December 31, 2016	18,970,445	18,970	121,933,378	(16,974,300)	26,579,990	131,558,038

Distributions to non-controlling interest entities	-	-	-	-	(4,321,317)	(4,321,317)
Stock issued by the exercise of employee stock options	95,455	95	200,692	-	-	200,787
Stock issued by the exercise of stock purchase warrants	385,139	385	1,155,032	-	-	1,155,417
Stock compensation	(1,055)	-	757,412	-	-	757,412
Net income (loss)	-	-	-	(2,267,981)	1,816,542	(451,439)
Balance at December 31, 2017	19,449,984	$19,450	$124,046,514	$(19,242,281)	$24,075,215	$128,898,898

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GEOTHERMAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

In cases where the Company owns a majority interest in an entity but does not own 100% of the interest in the entity, it recognizes a non-controlling interest attributed to the interest controlled by outside third parties. The Company will recognize 100% of the assets and liabilities of the entity, and disclose the non-controlling interest. The consolidated statements of income will consolidate the subsidiary’s full operations, and will separately disclose the elimination of the non-controlling interest’s allocation of profits and losses.

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

Trade Accounts Receivable Allowance for Doubtful Accounts

Management estimates the amount of trade accounts receivable that may not be collectible and records an allowance for doubtful accounts. The allowance is an estimate based upon aging of receivable balances, historical collection experience, and the periodic credit evaluations of our customers’ financial condition. Receivable balances are written off when we determine that the balance is uncollectible. As of December 31, 2017 and 2016, there were no balances that were over 90 days past due and no balance in allowance for doubtful accounts was recognized.

Concentration of Credit Risk

The Company’s cash and cash equivalents, including restricted cash, consisted of commercial bank deposits, money market accounts, and petty cash. Cash deposits are held in commercial banks in Boise, Idaho and Portland, Oregon. Deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per legal entity. At December 31, 2017, the Company’s total cash balance, excluding money market funds, was $7,080,910 and bank deposits amounted to $7,502,966. The primary difference was due to outstanding checks and deposits. Of the bank deposits, $6,087,518 was not covered by or was in excess of FDIC insurance guaranteed limits. At December 31, 2017, the Company’s money market funds invested, primarily, in government backed securities totaled $31,656,317 and were not subject to deposit insurance. A contracted power purchaser held a security bond for the Company that totaled $1,468,898 at December 31, 2017.

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

Earnings (Loss) Per Share

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

Renewable Energy Credits (“RECs”)
Currently, the Company operates three plants that produce renewable energy that creates a right to a REC. The Company earns one REC for each megawatt hour produced from the geothermal power plant. The Company considers the RECs to be outputs that are an economic benefit obtained directly through the operation of the plants. The Company does not currently hold any RECs for our own use. Revenues from RECs sales are recognized when the Company has met the terms and conditions of certain energy sales agreements with a financially capable buyer. At Raft River Energy I LLC, each REC is certified by the Western Electric Coordinating Council and sold under a REC Purchase and Sales Agreement to Holy Cross Energy. At San Emidio and Neal Hot Springs, the RECs are owned by our customer and are bundled with energy sales. At all three plants, title for the RECs pass during the same month as energy sales. As a result, costs associated with the sale of RECs are not segregated on the consolidated statement of operations.

Revenue Source

All of the Company’s operating revenues (energy sales and renewable energy credit sales) originate from energy production from its interests in three geothermal power plants located in the states of Idaho, Oregon and Nevada. The plants located in Oregon and Idaho sell their energy to the same electric power utility that primarily serves Idaho and eastern Oregon. For the years ended December 31, 2017 and 2016, the percentage of operating revenues from the major customer to total operating revenues was 79.2% and 76.7%; respectively. At December 31, 2017 and 2016, the percentage of trade accounts receivable balance from the major customer was 86.1% and 82.1%; respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. The following pronouncements were deemed applicable to our financial statements:

Statement of Cash Flows
In August 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 (“Update 2016-15”), Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. In November 2016, FASB issued Accounting Standards Update No. 2016-18 (“Update 2016-18”), Statement of Cash Flows (Topic 230), Restricted Cash. Update 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-18 provides guidance on how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. These Updates are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company did not elect early adoption of this Update. It is likely that some of the provisions of Update 2016-15 will apply to certain transactions our Company may engage in. The Company holds restricted cash and restricted cash equivalents that are addressed in Update 2016-18. Management is currently evaluating the possible impact these Updates may have on the presentation of the Company’s consolidated statements of cash flows.

Revenue Recognition
In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”), Revenue from Contracts with Customers (Topic 606). Update 2014-09 amends the revenue recognition guidance and requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing and uncertainties of revenue and cash flows arising from contracts with customers. In April 2016, FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), Revenue from Contracts with Customers (Topic 606), Identify Performance Obligations and Licensing. In March 2016, FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, FASB issued Accounting Standards Update No. 2016-12 (“Updated 2016-12”), Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. Both Update 2016-10 and 2016-08 provide additional guidance on how an entity should recognize revenue when depicting the transfer of promised goods or services. These Updates provide more guidance on identifying performance obligations and licensing. Update 2016-12 provides additional clarification to the steps an entity should follow to achieve the core principle of Topic 606. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017. The Company did not elect early adoption of these Updates. Management has reviewed the essential provisions of all of our major revenue contracts and our revenue recognition practices. As a result of this review, Management does not expect a material impact on the consolidated statement of income. The Company has elected to adopt these pronouncements using the modified retrospective method effective January 1, 2018.

Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“Update 2016-02”), Leases (Topic 842). Update 2016-02 recognizes lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. Under previous standards, assets and liabilities were only recognized for leases that met the definition of a capital lease. Our preliminary review indicates that certain of the Company’s lease contracts would be subject to the reporting requirements defined by Update 2016-02. The Update is effective for public companies with fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, the Company will be required to recognize and measure leases at the beginning of the earliest period being presented using a modified retrospective approach. Management is still evaluating the possible impact this Update may have on the financial presentation of the Company’s consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH AND BOND RESERVES

Under the terms of the loan agreements with the Department of Energy and Prudential Capital Group, various bond and cash reserves are required to provide assurances that the power plants will have the necessary funds to maintain expected operations and meet loan payment obligations. Restricted cash balances and bond reserves are summarized as follows:

Current restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2017	2016
Idaho Department of Water Resources, Geothermal Well Bond	$260,000	$260,000
Bureau of Land Management, Geothermal Lease Bond- Gerlach	10,000	10,000
State of Nevada Division of Minerals, Statewide Drilling Bond	50,000	50,000
Bureau of Land Management, Geothermal Lease Bonds- USG Nevada	150,000	150,000
Oregon Department of Geology and Mineral Industries, Mineral Land and Reclamation Program	400,000	400,000
Prudential Capital Group, Cash Reserves	81,711	284,621
Prudential Capital Group, Debt Service Reserves (USG Nevada LLC)	1,595,601	1,600,597
Bureau of Land Management , Geothermal Rights Lease Bond	10,000	10,000
U.S. Department of Energy, Debt Service Reserve	1,942,428	2,011,445
State of California Division of Oil, Gas and Geothermal Resources, Well Cash Bond	100,000	100,000
Prudential Capital Group, Debt Service Reserves (Idaho USG Holdings LLC)	952,553	1,755,776
Prudential Capital Group, Revenue Reserves (Idaho USG Holdings LLC)	80,000	-
CAISO, Transmission Interconnection Escrow Deposits	1,900,390	1,895,023

	$7,532,683	$8,527,462

Long-term restricted cash and bond reserves:

	December 31,
Restricting Entities/Purpose	2017	2016
Nevada Energy, PPA Security Bond	$1,468,898	$1,468,898
Prudential Capital Group, Maintenance Reserves (USG Nevada LLC)	1,100,246	1,081,744
Prudential Capital Group, Well Reserves (USG Nevada LLC)	1,593,832	951,486
Prudential Capital Group, Maintenance Reserves (Idaho USG Holdings LLC)	1,882,470	1,807,890
Prudential Capital Group, Capital Expenditure Reserves (Raft River Energy I LLC)	3,796	3,796
U.S. Department of Energy, Operations Reserves	270,000	270,000
U.S. Department of Energy, Debt Service Reserves	2,379,500	2,413,951
U.S. Department of Energy, Short Term Well Field Reserves	-	4,508,650
U.S. Department of Energy, Long-Term Well Field Reserves	5,389,693	5,175,777
U.S. Department of Energy, Capital Expenditure Reserves	1,940,287	2,429,158

	$16,028,722	$20,111,350

The well bonding requirements ensure that the Company has sufficient financial resources to construct, operate and maintain geothermal wells while safeguarding subsurface, surface and atmospheric resources from unreasonable degradation, and to protect ground water aquifers and surface water sources from contamination. The debt service reserves are required to provide assurance that the Company will have sufficient funds to meet its debt payment obligations for the terms specified by the loan agreements. The maintenance and capital expenditure reserves are required by the lending entities to ensure that funds are available to acquire and maintain critical components of power plants and related supporting structures to enable the plants to operate according to expectations. Except for the PPA Security Bond, all of the restricted funds consisted of cash deposits or money market accounts held in commercial banks. Portions of the cash deposits are subject to FDIC insurance (see note 2 for details). The PPA Security Bond is held by the power purchaser. All of the reserve accounts were considered to be fully funded at December 31, 2017 and 2016.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the year ended December 31, 2017, the Company focused on development activities at, San Emidio Phase II, WGP Geysers projects, and Raft River Energy I. At San Emidio Phase II and Crescent Valley projects, three wells were deepened and seismic studies were conducted that were capitalized at costs that totaled approximately $1,807,000. Grant proceeds totaling $776,226 offset the majority of the total costs of the seismic studies for the Nevada projects. Costs during the year that totaled approximately $1,294,000 were capitalized at WGP Geysers for plant engineering and design. During the current year, Raft River Energy I, LLC completed and connected a new production well (RRG-5) at a cost of approximately $1,071,000.

During the year ended December 31, 2016, the Company continued to develop the Raft River Energy I, San Emidio Phase II, Guatemala and the WGP Geysers projects. At Raft River, a new well production leg was completed in September 2016. The well construction and related costs totaled approximately $3,894,000. Drilling and testing costs of approximately $950,000 were capitalized for the San Emidio Phase II project. Drilling and reservoir analysis costs that exceeded $1,448,000 were capitalized in Guatemala. Costs were capitalized at WGP Geysers for permitting and an interconnection study that totaled approximately $1,174,000.

Property, plant and equipment, at cost, are summarized as follows:

	December 31,
	2017	2016
Land	$3,135,293	$3,116,262
Power production plant	159,701,163	159,876,162
Grant proceeds for power plants	(52,965,236)	(52,965,236)
Wells	72,619,263	71,340,305
Grant proceeds for wells	(3,464,555)	(3,464,555)
Furniture and equipment	4,816,900	4,491,058
	183,842,828	182,393,996
Less: accumulated depreciation	(43,529,243)	(37,216,385)
	140,313,585	145,177,611
Construction in progress	28,376,748	25,123,738

	$168,690,333	$170,301,349

Depreciation expense charged to plant operations and administrative costs for the years ended December 31, 2017, 2016 and 2015, was $6,400,615, $6,284,405 and $6,228,133; respectively.

Changes in construction in progress are summarized as follows:

	For the Year Ended December 31,
	2017	2016
Beginning balances	$25,123,738	$21,022,981
Development/construction	5,436,213	8,116,725
Grant reimbursements	(776,226)	-
Placed into operation	(1,406,977)	(4,015,968)
Ending balances	$28,376,748	$25,123,738

Constructions in Progress, at cost, consisting of the following projects/assets by location are as follows:

	December 31,
	2017	2016
Raft River, Idaho:
Unit I, well improvements	$200	$5,377
Unit I, plant improvements	30,895	108,555
Unit II, power plant, substation and transmission lines	751,678	751,618
Unit II, well construction	2,151,227	2,149,835
	2,934,000	3,015,385
San Emidio, Nevada:
Unit II, power plant, substation and transmission lines	410,665	426,941
Unit II, well construction	5,655,101	4,748,924
	6,065,766	5,175,865
Neal Hot Springs, Oregon:
Power plant and facilities	219,420	73,761
Well construction	854,760	378,098
	1,074,180	451,859

WGP Geysers, California:
Power plant and facilities	325,988	325,989
Well construction	10,177,442	8,865,093
	10,503,430	9,191,082
Crescent Valley, Nevada:
Well construction	1,780,033	1,655,653
El Ceibillo, Republic of Guatemala:
Well construction	6,010,839	5,625,394
Plant and facilities	8,500	8,500
	6,019,339	5,633,894

	$28,376,748	$25,123,738

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, at cost, are summarized by project location as follows:

	December 31,
	2017	2016
In operation:
Neal Hot Springs, Oregon:
Geothermal water and mineral rights	$625,337	$625,337
San Emidio, Nevada:
Geothermal water and mineral rights	4,825,220	4,825,220
Less: accumulated amortization	(1,662,489)	(1,480,804)
	3,788,068	3,969,753
Inactive:
Raft River, Idaho:
Surface water rights	146,342	146,342
Geothermal water and mineral rights	1,281,540	1,281,540

Guatemala City, Guatemala:
Geothermal water and mineral rights	625,000	625,000

Gerlach, Nevada:
Geothermal water and mineral rights	997,000	997,000

Crescent Valley, Nevada:
Geothermal water and mineral rights	451,608	451,608

The Geysers, California:
Geothermal water rights	278,872	278,872

San Emidio, Nevada:
Surface water rights	4,323,520	4,323,520
Geothermal water and mineral rights	3,440,580	3,440,580
Less: prior accumulated amortization	(430,072)	(430,072)
	11,114,390	11,114,390

	$14,902,458	$15,084,143

Amortization expense was charged to plant operations for the years ended December 31, 2017, 2016 and 2015 that amounted to $181,685, $181,685 and $181,685; respectively.

NOTE 6 – ACCOUNTS PAYABLE/ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are summarized as follows:

	December 31,
	2017	2016
Accounts payable and accrued liabilities	$2,735,035	$2,255,710
Employee severance liability	1,250,747	-

	$3,985,782	$2,255,710

On July 18, 2017, the CEO’s employment contract expired. The employment contract contained a severance provisions that entitled the employee to 18 months base pay, plus 18 months of insurance premium coverage. The liability is non-secured and non-interest bearing and is scheduled to be paid in the first quarter of 2018.

NOTE 7 – INCOME TAXES

The Company’s net deferred tax assets consisted of the following:

	December 31,
	2017	2016
Long-term deferred tax assets:
Net operating loss carry forward	$25,346,000	$35,893,000
Stock based compensation	766,000	1,052,000
Tax credit carryforward and other	174,000	156,000

Long-term deferred tax liabilities:
Depreciation and amortization	(19,803,000)	(28,755,000)
Total deferred tax assets	6,483,000	8,346,000
Less: valuation allowance	-	-
Net deferred income tax assets	$6,483,000	$8,346,000

Income before income taxes consists of the following:

	For the Year ended December 31,
	2017	2016	2015

United States	$1,577,975	$4,335,369	$6,543,299
Foreign	(166,414)	(175,021)	(206,801)
	1,411,561	4,160,348	6,336,498
Income attributable to non-controlling interests	(1,816,542)	(3,122,017)	(3,103,269)
Income (loss) attributable to U.S. Geothermal Inc.	$(404,981)	$1,038,331	$3,233,229

The Company’s estimated effective income tax rates are as follows:

	For the Year Ended December 31,
	2017	2016	2015
U.S. Federal statutory rate	34.0%	34.0%	34.0%
Average State and foreign income tax, net of federal tax effect	0.8	1.2	3.5
Impact of tax reform	291.5	0.0	0.0
Impact of state deferred rate decrease	(141.9)	(3.0)	0.0
Stock based compensation	(16.0)	7.8	0.0
Other	7.6	(0.6)	(0.0)
Consolidated tax rate before non-controlling interest	176.0	39.4	37.5
Tax effect of non-controlling interests	(43.8)	(25.5)	(18.4)
Net effective tax rate	132.2%	13.9%	19.1%

The provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2017	2016	2015
Current:
United States	$3,000	$-	$-
Foreign	-	-	-
	3,000	-	-
Deferred:
United States	1,860,000	575,000	1,386,000
Foreign	-	-	-
Provision from income taxes	$1,863,000	$575,000	$1,386,000

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Company’s evaluation of the accounting elements of the Tax Act is complete and its impact is reflected in our 2017 financial statements. The Act reduces the US federal corporate tax rate from 34% to 21% beginning in 2018. The impact of the Act for the Company is $4.1 million reduction in the Company's net deferred tax asset to reflect the new statutory rate.

The provision for income taxes reflects an estimated effective income tax rate attributable to U.S. Geothermal Inc.’s share of income. Our provision for income taxes for the year ended December 31, 2017, reflects a reported effective tax rate of 132.2% which differs from the statutory federal income tax rate of 34.0% primarily due to the impact of the tax reform, non-controlling interest, stock based compensation and state income taxes.

At December 31, 2017, the Company had federal net operating loss carry forwards of approximately $109 million and state net operating loss carry forwards of approximately $44 million, which expire in the years 2023 through 2037. Approximately $104 million of the operating losses were generated by the Company, the residual originated from acquired subsidiaries.

In 2014, the Company purchased a group of companies. Federal and applicable state net operating losses that totalled approximately $5.8 million were included in the acquisition. These NOLs are scheduled to expire in the years ending 2024 through 2034. The use of these net operating losses is restricted by the Company’s basis (acquisition price) and the “applicable federal rate” as defined by Section 382 of federal tax law. The estimated available net operating losses from the acquired companies were approximately $5,189,000 at December 31, 2017.

Accounting for Income Tax Uncertainties and Related Matters
The Company files income tax returns in the U.S. federal jurisdiction and in the States of Idaho, California and Oregon. These filings are generally subject to a three year statute of limitations, but do remain open to Internal Revenue Service adjustments for net operating loss carry forward. No filings are currently under examination.

The Company currently does not have any uncertain tax positions to disclose. In the event that the Company is assessed interest or penalties on uncertain tax positions at some point in the future, it will be classified in the financial statements as tax expense.

NOTE 8 – LONG TERM NOTES PAYABLE

Prudential Capital Group – Idaho USG Holdings LLC
In May 2016, the Company’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance the Company’s development activities. The original principal totaled $20 million and included the option to issue additional debt up to $50 million within the next two years. The original $20 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually at amounts based upon a 20-year amortization period and the scheduled remaining balance of $16,009,495 is due in full at the end of the 7 year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs (Oregon USG Holdings LLC and USG Oregon LLC) and the Raft River (Raft River Energy I LLC) projects. At December 31, 2017, the balance of the loan was $19,296,475 (current portion $392,955) and the net unamortized debt issuance costs associated with this loan totaled $625,577 ($821,070, less amortized costs of $195,493).

U.S. Department of Energy – USG Oregon LLC
On August 31, 2011, USG Oregon LLC (“USG Oregon”), a subsidiary of the Company, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs in Eastern Oregon (the “Project”). All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “Note”) dated February 23, 2011. Upon the occurrence and continuation of an event of default under the transaction documents, all amounts payable under the Note may e accelerated. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Project site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.598% . The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. The principal portion of the aggregate loan payment is adjusted as individual tranches are extinguished. The principal payments started at $1,709,963 on February 10, 2014 and were reduced to $1,626,251 on February 10, 2017 and continue through February 12, 2035. The loan balance at December 31, 2017 totaled $54,524,670 (current portion $3,145,441).

Loan advances/tranches and effective annual interest rates are details as follows:

		Annual Interest
Description	Amount	Rate %
Advances by date:
August 31, 2011*	$2,328,422	2.997
September 28, 2011	10,043,467	2.755
October 27, 2011	3,600,026	2.918
December 2, 2011	4,377,079	2.795
December 21, 2011	2,313,322	2.608
January 25, 2012	8,968,019	2.772
April 26, 2012	13,029,325	2.695
May 30, 2012	19,497,204	2.408
August 27, 2012	7,709,454	2.360
December 28, 2012	2,567,121	2.396
June 10, 2013	2,355,316	2.830
July 3, 2013*	2,242,628	3.073
July 31, 2013*	4,026,582	3.214
	83,057,965
Principal paid through December 31, 2017	(28,533,295)

Loan balance at December 31, 2017	$54,524,670

* - Individual tranches have been fully extinguished.

Prudential Capital Group – USG Nevada LLC
On September 26, 2013, the Company’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years, and bears interest at fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. At December 31, 2017, the balance of the loan was $28,402,581 (current portion $584,631).

Auto Loan
On July 28, 2016, the Company’s wholly owned subsidiary (U.S. Geothermal Services) purchased a truck with down payments that totaled $39,496 and a loan agreement with Chrysler Capital. The loan requires total monthly payments of $313, including interest at an average rate of 6.74% per annum until July 2018. The note is secured by the vehicle. At December 31, 2017, the loan balance totaled $2,447 (entire balance is current).

Based upon the terms of the notes payable and expected conditions that may impact some of those terms, the total estimated annual principal payments were calculated as follows:

For the Year Ended	Principal
December 31,	Payments
2018	$4,125,474
2019	4,448,673
2020	4,732,869
2021	5,067,514
2022	5,167,615
Thereafter	78,684,029

$102,226,174

NOTE 9 – COMMON STOCK

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

NOTE 10 - STOCK BASED COMPENSATION

The Company has a stock incentive plan (the “Stock Incentive Plan”) for the purpose of attracting and motivating directors, officers, employees and consultants of the Company and advancing the interests of the Company. The Stock Incentive Plan is a 15% rolling plan approved by shareholders in September 2013, whereby the Company can grant options to the extent of 15% of the current outstanding common shares. Under the plan, all forfeited and exercised options can be replaced with new offerings. As of December 31, 2017, the Company can issue stock option grants totaling up to 2,917,497 shares. Options are typically granted for a term of up to five years from the date of grant. Stock options granted generally vest over a period of eighteen months, with 25% vesting on the date of grant and 25% vesting every six months thereafter. The Company recognizes compensation expense using the straight-line method of amortization. Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

The following table reflects the summary of stock options outstanding at January 1, 2016 and changes for the years ended December 31, 2017 and 2016:

		Weighted
		Average
	Number of	Exercise	Aggregate
	shares under	Price Per	Intrinsic
	options	Share	Value

Balance outstanding, January 1, 2016	2,102,250	$3.42	$3,940,061
Forfeited/Expired	(398,790)	4.95	-
Exercised	(342,129)	2.54	-
Granted	463,333	4.04	-
Balance outstanding, December 31, 2016	1,824,664	3.38	3,186,265
Forfeited/Expired	(21,582)	4.25	-
Exercised	(95,455)	2.10	-
Granted	375,136	4.10	-

Balance outstanding, December 31, 2017	2,082,763	$3.56	$3,519,092
Vested and expected to vest at December 31, 2017	2,082,763	$3.56	$3,519,092

The fair value of the stock options granted was estimated using the Black-Scholes-Merton option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the fair value are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Dividend yield	0	0	0
Expected volatility	50%	65%	65%
Risk free interest rate	1.16%	0.58%	0.58%
Expected life (years)	3.26	3.26	3.26

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

The following table summarizes information about the stock options outstanding at December 31, 2017:

OPTIONS OUTSTANDING
		REMAINING	NUMBER OF
EXERCISE	NUMBER OF	CONTRACTUAL	OPTIONS
PRICE	OPTIONS	LIFE (YEARS)	EXERCISABLE	INTRINSIC VALUE

$1.86	38,332	0.17	38,332	$35,779
2.76	207,491	0.56	207,491	302,411
2.10	208,333	5.30	208,333	337,977
2.46	2,500	0.67	2,500	3,012
4.44	413,823	1.25	413,823	1,003,242
2.88	312,910	2.37	312,910	384,343
3.18	75,000	2.48	75,000	114,522
3.78	137,575	3.22	137,575	217,486
4.02	149,998	3.25	149,998	269,612
4.26	103,333	3.28	103,333	194,694
4.50	25,000	3.66	18,750	30,576
4.32	33,332	3.75	24,999	44,148
4.42	16,666	4.08	8,888	14,309
4.08	345,970	4.24	172,985	254,893
4.18	12,500	4.33	6,250	8,989
3.56	2,082,763	2.76	1,881,167	$3,215,993

At December 31, 2017, total compensation cost related to stock options granted under the Stock Plan but not yet recognized was $209,211 net of estimated forfeitures.

Common Stock Compensation Plan (Restricted Shares)
Restricted shares are issued to the recipients when granted and held by the Company until vested. The recipients meet the vesting requirements by maintaining employment and good standing with the Company through the vesting period. After vesting, there are no restrictions on the shares.

The following table summarizes restricted stock activity under the Stock Plan for 2017 and 2016:

	Shares	Issue Price

Unvested at January 1, 2016	71,399	$3.02
Granted	60,833	4.07
Vested	(71,399)	3.02

Unvested at December 31, 2016	60,833	4.07
Granted	-	-
Vested	(60,833)	4.07

Unvested December 31, 2017	-	$-

Expected to vest after December 31, 2017	-	$-

Stock Purchase Warrants

At December 31, 2017, there were no remaining share purchase warrants (385,139 warrants at December 31, 2016).

During the year ended December 31, 2017, stock purchase warrants that totaled 385,139 were exercised by investors at the exercise price of $3.00.

During the year ended December 31, 2016, broker warrants that totaled 42,618 were exercised by a broker at the exercise price of $2.62. Stock purchase warrants that totaled 166,667 were exercised by an investor at the exercise price of $3.00.

NOTE 11 – FAIR VALUE MEASUREMENT

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

The following table discloses, by level within the fair value hierarchy, the Company’s assets and liabilities measured and reported on its Consolidated Balance Sheet at fair value on a recurring basis:

At December 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$31,656,317	$31,656,317	$-	$-

At December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts *	$37,347,897	$37,347,897	$-	$-

* - Money market accounts include both restricted and unrestricted funds.

NOTE 12 – POWER PURCHASE AGREEMENTS

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

USG Nevada LLC
As a part of the purchase of the assets from Empire Geothermal Power, LLC and Michael B. Stewart acquisition (“Empire Acquisition”), a power purchase agreement with Sierra Pacific Power Company was assigned to the Company. The contract had a stated expected output of 3,250 kilowatts maximum per hour and extended through 2017. During the year ended March 31, 2012, the power purchase agreement was replaced by a new amended and restated 25 year contract signed in December of 2011 that sets the new rate at $89.75 per megawatt hour with a 1% annual escalation rate. The new contract currently allows for a maximum of 73,444 megawatt hours annually that will be paid for at the full contract price. Upon declaration of commercial operation under the PPA, an Operating Security Deposit is required to be maintained at NV Energy for the full term of the PPA. As of December 31, 2017, the Company had funded a security deposit of $1,468,898.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company incurred total geothermal and mineral operating lease expenses for the years ended December 31, 2017, 2016 and 2015 of $711,567, $722,499 and $523,658; respectively. Included in the total lease expense are minimum lease payments of $349,268, $361,513 and $164,405 and royalty based contingent lease expense of $362,299, $360,986 and $359,253 for the years ended December 31, 2017, 2016 and 2015; respectively.

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

Crescent Valley, Nevada
On December 12, 2014, the Company acquired Earth Power Resources Inc. that held 63 lease contracts for approximately 26,017 acres located in the central area of the State of Nevada. The contracts have stated terms of 10 to 40 years with expiration dates that range from February 2016 to June 2054.

Office Lease
On August 12, 2013, the Company signed a 5 year lease agreement for office space and janitorial services. The lease payments are due in monthly installments starting February 1, 2014. The monthly payments that began February 1, 2014 have two components which include a base rate of $3,234 that is not subject to increase and a rate beginning at $6,418 that is adjusted annually according to the cost of living index. The contract includes a 5 year extension option. For the years ended December 31, 2017 and 2016, the annual office lease costs totaled $115,830.

The following is the total remaining contracted lease operating obligations (operating leases, BLM lease agreements and office leases) for the next five years and thereafter:

Years Ending
December 31,	Amount

2018	$1,137,143
2019	1,031,409
2020	1,018,638
2021	954,570
2022	1,074550
Thereafter	13,631,298

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

401(k) Plan
The Company offers a defined contribution plan qualified under section 401(k) of the Internal Revenue Code to all its eligible employees. All employees are eligible at the beginning of the quarter after completing 3 months of service. The Company matches 50% of the employee’s contribution up to 6%. Employees may contribute up to the maximum allowed by the Internal Revenue Code. The Company made matching contributions to the plan that totaled $99,672, $101,992 and $100,872 for the years ended December 31, 2017, 2016 and 2015; respectively.

NOTE 14 – ASSET RETIREMENT OBLIGATIONS

The Geysers, California
On April 22, 2014, the Company completed the acquisition of a group of companies owned by Ram Power Corp.’s (“Ram”) Geysers Project located in Northern California. Two of the acquired companies (Western GeoPower, Inc. and Etoile Holdings, Inc.) contained asset retirement obligations that, primarily, originate with the environmental regulations defined by the laws of the State of California. The liabilities related to the removal and disposal of arsenic impacted soil and existing steam conveyance pipelines are estimated to total $598,930. Obligations related to decommissioning four existing wells were estimated to total $606,000. These obligations are initially estimated based upon discounted cash flows estimates and are accreted to full value over time. At December 31, 2017, the Company has not considered it necessary to specifically fund these obligations. Since the Company is still evaluating the development plan for this project that could eliminate or significantly reduce the remaining obligations, no charges directly associated the asset retirement obligations have been charged to operations. All of the obligations were considered to be long-term at December 31, 2017, 2016 and 2015.

Raft River Energy I LLC, USG Nevada LLC, and USG Oregon LLC
These Companies operate in Idaho, Nevada and Oregon and are subject to environmental laws and regulations of these states. The plants, wells, pipelines and transmission lines are expected to have long useful lives. Generally, these assets will require funds for retirement or reclamation. However, these estimated obligations are believed to be less than the assets’ estimated salvage values. Therefore, as of December 31, 2017, 2016 and 2015, no retirement obligations have been recognized.

	For the Year Ended December 31,
	2017	2016	2015

Beginning balance	$1,219,903	$1,204,930	$1,400,000

Soil remediation	-	-	(209,070)
Accretion	37,817	14,973	14,000

Ending balance	$1,257,720	$1,219,903	$1,204,930

NOTE 15 – JOINT VENTURES/NON-CONTROLLING INTERESTS

Non-controlling interests included on the consolidated balance sheets of the Company are detailed as follows:

	December 31,
	2017	2016	2015

Gerlach Geothermal LLC interest held by Gerlach Green Energy, LLC	$200,539	$207,217	$213,882
Oregon USG Holdings LLC interest held by Enbridge Inc.	24,737,143	25,361,410	25,353,058
Raft River Energy I LLC interest held by Goldman Sachs	(862,467)	1,011,363	2,044,984
	$24,075,215	$26,579,990	$27,611,924

Gerlach Geothermal LLC
On April 28, 2008, the Company formed Gerlach Geothermal, LLC (“Gerlach”) with our partner, Gerlach Green Energy, LLC (“GGE”). The purpose of the joint venture is the exploration of the Gerlach geothermal system, which is located in northwestern Nevada, near the town of Gerlach. Based upon the terms of the members’ agreement, the Company owned a 60% interest and GGE owned a 40% interest in Gerlach Geothermal, LLC. The agreement gives GGE an option to maintain its 40% ownership interest as additional capital contributions are required. If GGE dilutes to below a 10% interest, their ownership position in the joint venture would be converted to a 10% net profits interest. The Company has contributed $757,190 in cash and $300,000 for a geothermal lease and mineral rights; and the GGE has contributed $704,460 of geothermal lease, mineral rights and exploration data. During the years ended December 31, 2014 through 2017, the Company contributed $537,042 for the project’s drilling costs that were not proportionally matched by GGE. These contributions effectively reduced GGE’s ownership interest to 31.01%, and increased the Company’s interest to 68.99% as of December 31, 2016. During the year ended December 31, 2017, the Company contributed $22,000 to support the project’s operations that were not proportionally matched by GGE. These contributions effectively further reduced GGE’s ownership interest to 30.72%, and increased the Company’s interest to 69.28% .

The consolidated financial statements reflect 100% of the assets and liabilities of Gerlach, and report the current non-controlling interest of GGE. The full results of Gerlach’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Oregon USG Holdings LLC
In September 2010, the Company’s subsidiary, Oregon USG Holdings LLC (“Oregon Holdings”), signed an Operating Agreement with Enbridge Inc. (“Enbridge”) for the right to participate in the Company’s Neal Hot Springs project located in Malheur County, Oregon. On February 20, 2014, a new determination under the existing agreement was reached with Enbridge that established their ownership interest percentage at 40% and the Company’s at 60%, effective January 1, 2013. Oregon Holdings has a 100% ownership interest in USG Oregon LLC. Enbridge has contributed a total of $32,801,000, including the debt conversion, to Oregon Holdings in exchange for a direct ownership interest. During the years ended December 31, 2017, 2016 and 2015, distributions were made to the Company that totaled $6,443,151, $6,107,217 and $5,193,883; respectively. During the years ended December 31, 2017, 2016 and 2015, distributions were made to Enbridge that totaled $4,295,434, $4,071,478 and $3,462,588; respectively.

The consolidated financial statements reflect 100% of the assets and liabilities of Oregon Holdings and USG Oregon LLC, and report the current non-controlling interest of Enbridge. The full results of Oregon Holdings and USG Oregon LLC’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Raft River Energy I LLC (“RREI”)
Raft River Energy I is a joint venture between the Company and Goldman Sachs. An Operating Agreement governs the rights and responsibilities of both parties. At December 31, 2017, the Company had contributed approximately $17.9 million in cash and property, and Goldman Sachs has contributed approximately $34.1 million in cash. Profits and losses are allocated to the members based upon contractual terms. The initial contracted terms stated that the Company would be allocated 70% of energy credit sales and 1% of the residual income/loss excluding energy credit sales. Under the terms of the amended agreement that became effective December 16, 2015, the Company will receive a 95% interest in RREI’s cash flows. Under the terms of both agreements, Goldman Sachs receives a greater proportion of the share of profit or losses for income tax purposes/benefits. This includes the allocation of profits and losses as well as production tax credits, which will be distributed 99% to Goldman Sachs and 1% to the Company during the first 10 years of production, which ends December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, RREI distributed funds to the Company of $879,864, $1,203,349 and $165,457; respectively. During the years ended December 31, 2017, 2016 and 2015, RREI distributed funds to Goldman Sachs of $25,884, $82,473 and $24,000; respectively. During the years ended December 31, 2017 and 2016, the Company made contributions to RREI to support well construction of $1,105,494 and $3,349,087; respectively.

Under the terms of the December 16, 2015 agreement, the Company is entitled to incremental profits earned as a result of additional contributions made by the Company. During the year ended December 31, 2017, a new production well that was contributed to the project by the Company produced incremental net profits of $607,801. No incremental cash flows were earned for the years ended December 31, 2016 or 2015.

The consolidated financial statements reflect 100% of the assets and liabilities of RREI, and report the current non-controlling interest of Goldman Sachs. The full results of RREI’s operations are reflected in the statement of operations with the elimination of the non-controlling interest identified.

Additional Interest in Raft River Energy I LLC/Promissory Note
On December 16, 2015, the Company signed a purchase agreement with Goldman Sachs for the acquisition of the majority of the cash flow interest in Raft River Energy I LLC (“RREI”) for the total purchase price of $5.1 million. The purchase consisted of a $3.5 million cash payment plus a promissory note of $1.6 million that was paid in full on March 31, 2016. On December 13, 2017, the Company entered into an agreement to acquire the remaining interest of RREI from Goldman Sachs for a cash payment of $350,000. The acquisition was effective January 2, 2018.

NOTE 16 – BUSINESS SEGMENTS

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

	Operating	Corporate &
	Plants	Development	Consolidated

Total Assets:
December 31, 2017	$178,258,184	$57,484,814	$235,742,998
December 31, 2016	188,682,162	54,742,170	243,424,332

For the Year Ended December 31,
2017:
Operating Revenues	$32,056,787	$-	$32,056,787
Net Income (Loss)	8,006,341	(8,457,780)	451,439
2016:
Operating Revenues	31,481,675	-	31,481,675
Net Income (Loss)	10,625,887	(7,040,539)	3,585,348
2015:
Operating Revenues	31,200,098	-	31,200,098
Net Income (Loss)	10,849,514	(5,899,016)	4,950,498

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through March 8, 2018, which is considered to be the issuance date. The Company noted the following event for disclosure:

Acquisition of Residual Interest in Raft River Energy I LLC (“RREI”)
On December 13, 2017, the Company entered into an agreement to acquire the remaining interest of RREI from Goldman Sachs for a cash payment of $350,000. The acquisition was effective January 2, 2018.

Acquisition of the Company
On January 24, 2018, the Company’s Board of Directors entered into a definitive merger agreement under which a wholly owned subsidiary of Ormat Technologies, Inc. will acquire the Company for $5.45 per share in a cash transaction. The merger agreement will be voted on by the shareholders at a special meeting of the Company’s shareholders on a date to be determined. An affirmative vote of the majority of the outstanding shares of the Company’s common stock must be obtained for approval.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934 as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded disclosure controls and procedures were effective as of December 31, 2017.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013). Based on its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Moss Adams LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders U.S. Geothermal Inc.

Opinion on Internal Control over Financial Reporting

We have audited U.S. Geothermal Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of U.S. Geothermal Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 8, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Seattle, Washington
March 8, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors (the “Board”) of the Company is currently composed of seven directors: Douglas J. Glaspey, Ali G. Hedayat, Randolph J. Hill, Paul A. Larkin, Leland L. Mink, James C. Pappas and John H. Walker. The majority of the Board, made up of Mr. Hedayat, Mr. Hill, Mr. Larkin, Dr. Mink, Mr. Pappas and Mr. Walker, satisfy the applicable independence requirements of the NYSE American, and National Instrument 58-101, Disclosure of Corporate Governance Practices and Multilateral Instrument 52-110, Audit Committees. Mr. Glaspey does not satisfy such independence requirements based on his employment as an executive officer of the Company. The Board has one class of members that is elected at each annual shareholders meeting to hold office until the next annual shareholders meeting or until their successors have been duly elected and qualified.

Douglas J. Glaspey: Age 65, is the co-founder, President and Interim Chief Executive Officer and a director of the Company. He has served as the Interim Chief Executive Officer since July 2017, as a director of the Company since March 2000, President of the Company since September 2011, and Chief Operating Officer of the Company since December 2003. Mr. Glaspey served from March 2000 until December 2004 as the President and Chief Executive Officer for the TSX Venture Exchange (“TSX-V”) listed U.S. Cobalt Inc. until the acquisition of Geo-Idaho in December 2003. He also served as a director and the Chief Executive Officer of Geo-Idaho from February 2002 until the acquisition of Geo-Idaho in December 2003. During his career in the mining industry, he has held operating positions with ASARCO, Earth Resources Company, Asamera Minerals, Atlanta Gold Corporation and Twin Gold Corporation. Mr. Glaspey has 38 years of operating and management experience. He holds a Bachelor of Science in Mineral Processing Engineering and an Associate of Science in Engineering Science. His experience includes public company financing and administration, production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting. He has formed and served as an executive officer of several private resource development companies in the United States, including Drumlummon Gold Mines Corporation and Black Diamond Corporation. He is currently a director of TSX-V listed Thunder Mountain Gold, Inc., which is also quoted on the OTC Bulletin Board. Mr. Glaspey’s qualifications to serve as a director of the Company include his over 38 years of experience in the natural resource industry and his many years of senior management and director experience.

Ali G. Hedayat: Age 43, serves as a director of the Company effective February 1, 2017. Mr. Hedayat is the founder and Managing Director of Maryana Capital in Toronto, Canada. He previously co-founded Edoma Capital in London (2010-2012), was a Partner at Indus Capital in London (2013-2015), and worked for the Goldman Sachs Group (1997-2010) in New York and London as a Managing Director and Co-head of Americas Principal Strategies. Mr. Hedayat currently serves as a Director for Restaurant Brands International Inc. since July 2016, and has previously served as a Director for companies in the cable, pharmaceutical and media industries. Mr. Hedayat holds a Bachelor of Commerce degree, with honors, earning a double major in Finance and Economics from McGill University. His qualifications to serve as a Director of the Company include over 20 years of investment banking experience with an emphasis in power, utilities, and distressed debt and equity in European, North American and Latin American markets.

Randolph J. Hill: Age 62, serves as a director of the Company effective September 30, 2016. Mr. Hill is a corporate lawyer with Stoel Rives (2016 to present) with significant experience in corporate governance, mergers and acquisitions, energy and infrastructure development, project financing, and EPC, design-build and management and operations contracting, and also serves as Chair of the Idaho Energy Resources Authority and a member of the Board of Governors of the Andrus Center for Public Policy at Boise State University. He has previously worked as Chief Legal Officer for a major division of AECOM (2004-2016; previously Washington Group International and then URS through successive mergers), as General Counsel and then President and CEO for Ida-West Energy (1993-2004), and as a corporate lawyer at a premier Wall Street law firm. He has previously served as a director for the Boise Metro Chamber of Commerce (one year as Chair), the Idaho Association of Commerce and Industry, and the Women’s and Children’s Alliance (four years as President). Mr. Hill holds a law degree from Georgetown University Law Center and a bachelor’s degree from George Washington University. Mr. Hill’s qualifications to serve as a director of the Company include his many years of senior management, legal and energy industry experience.

Paul Larkin: Age 67, serves as a director of the Company, a position he has held since March 2000. He served as Secretary of the Company from March 2000 until December 2003, and has served as Chairman of the Audit Committee from 2003 to present. He also served as a director and the Secretary-Treasurer of Geo-Idaho from February 2002 until its acquisition in December 2003. Since 1983, Mr. Larkin has also been the President of the New Dawn Group, an investment and financial consulting firm located in Vancouver, British Columbia, and a director and officer of various TSX-V listed companies. New Dawn is primarily involved in corporate finance, merchant banking and administrative management of public companies. Mr. Larkin held various accounting and banking positions for over a decade before founding New Dawn in 1983, and currently serves on the boards of the following companies which are listed on the TSX-V: Esrey Energy Ltd., Condor Resources Ltd., Tyner Resources Ltd. Gstaad Capital Corp., Westbridge Energy Corp., and Velocity Minerals Ltd. Mr. Larkin’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in corporate finance, merchant banking and administrative management of public companies.

Dr. Leland “Roy” Mink: Age 78, serves as a director of the Company, a position he has held since November 2006. Dr. Mink holds a PhD in Geology from the University of Idaho and is currently self-employed as President of Mink GeoHydro Inc conducting consulting activities in hydrogeology and geothermal resource evaluations. He served as Program Director for the Geothermal Technologies Program at the U.S. Department of Energy (DOE) from February 2003 to October 2006. Prior to working for the DOE, Dr. Mink was the Vice President of Exploration for the Company from June 2002 to February 2003. He has also worked for Morrison-Knudsen Corporation, Idaho Bureau of Mines and Geology and Idaho Water Resources Research Institute. Dr. Mink serves on the Geothermal Resources Board of Directors and is a member of the Geothermal Energy Association. His qualifications to serve as a director of the Company include his many years of senior leadership and management experience in the geothermal energy industry.

James C. Pappas: Age 36, serves as a director of the Company effective September 30, 2016. Mr. Pappas founded JCP Investment Management in Houston in June 2009 and is the Managing Member and owner of the Firm. Since January 2015, Mr. Pappas has served as a director of Jamba, Inc., a leading health and wellness brand and the leading retailer of freshly squeezed juice, where he is also a member of each of the Nominating and Corporate Governance Committee and the Audit Committee. Mr. Pappas also currently serves as a director of Tandy Leather Factory, Inc., a specialty retailer and wholesale distributor of leather and leather related products. Previously, Mr. Pappas served on the Board of Directors of The Pantry, Inc., has also served as Chairman of the Board of Directors of Morgan’s Foods, and has also served as a director of Samex Mining Corp. From 2005 until 2007, Mr. Pappas worked for The Goldman Sachs Group, Inc. in their Investment Banking / Leveraged Finance Division. As part of the Goldman Sachs Leveraged Finance Group, Mr. Pappas advised private equity groups and corporations on appropriate leveraged buyout, recapitalization and refinancing alternatives. Prior to Goldman Sachs, Mr. Pappas worked at Banc of America Securities, the investment banking arm of Bank of America, where he focused on Consumer and Retail Investment Banking, providing advice on a wide range of transactions including mergers and acquisitions, financings, restructurings and buy-side engagements. Mr. Pappas received a BBA in Information Technology, and a Masters in Finance from Texas A&M University. His qualifications to serve as a director of the Company includes his years of investment banking and director experience.

John H. Walker: Age 69, is a director and the Chairman of the Board of Directors of the Company. He has held that position since December 2003. He was a Managing Director of Kensington Capital Partners Ltd until his retirement in May 2017 and a National Director of Trout Unlimited Canada. Mr. Walker has a 38 year history in urban planning, energy security and power plant development in Ontario and internationally as well as experience on both public and private sector boards. Mr. Walker was a founding director of the Greater Toronto Airports Authority in 1992 and chaired the first Planning and Development Committee of the Board which provided oversight in the construction of CDN$4.4 billion terminal complex at Toronto Pearson Airport completed in 2004. He was instrumental in the development of a 117 megawatt cogeneration power plant at Toronto Pearson Airport which commenced operations in 2005. Additionally, he was a founding Director of the Borealis Infrastructure Fund which is now owned by Ontario Municipal Employee Retirement System (OMERS). Mr. Walker has worked in the financial services community as an investment banker with Loewen Ondaatje McCutcheon and has served on the Board of Directors of Sheridan College Institute of Technology and Advanced Learning. His background includes 10 years at Ontario Hydro where he was responsible for site selection, alternative energy and international market development. Mr. Walker has also acted as a senior advisor to Falconbridge on the Koniambo project, a CDN$3 billion nickel smelter, mine, power plant and port project in New Caledonia. Mr. Walker advises corporations on matters related to infrastructure and energy development and acts as a developer of power plants. Mr. Walker is a Registered Professional Planner in the Province of Ontario and a member of the Canadian Institute of Planners. Mr. Walker has a BSc. from Springfield College and a Masters of Environmental Studies (Urban and Regional Planning) from York University. Mr. Walker’s qualifications to serve as a director of the Company include his many years of senior leadership and management experience in international business development.

Additional Executive Officers Who are Not Directors

Kerry D. Hawkley: Age 64, serves as the Chief Financial Officer and Corporate Secretary of the Company. He has served as the Company’s controller since July 2003, and became CFO as of January 1, 2005. From July 2003 to December 2004, he also provided consulting services to Triumph Gold Corp. From 1998 to June 2003, Mr. Hawkley served as controller, director and treasurer of LB Industries. Mr. Hawkley has over 40 years of experience in all areas of accounting, finance and administration. He holds Bachelor of Business Administration degrees in Accounting and Finance. He started his career as an internal auditor with Union Pacific Corporation and has held various accounting management positions in the oil and gas, truck leasing, mining and energy industries.

Jonathan Zurkoff: Age 61, serves as the Treasurer and Executive Vice President of the Company, a position he has held since September 2011. From January 2009 to May 2009, Mr. Zurkoff served as a financial consultant to the Company. He then served as the Vice President Finance of the Company from June 2009 until September 2011. Mr. Zurkoff served as CFO of Tamarack Resorts from 2004 to 2008. Mr. Zurkoff has over 25 years of experience in engineering, construction, and all phases of project development with an emphasis on project and corporate finance. Mr. Zurkoff holds a Masters of Business Administration, a Masters of Science in Groundwater Hydrology, and a Bachelor of Science in Geology. Mr. Zurkoff has held positions in Tamarack Resort (CFO), Process Technologies (CFO & COO), and Morrison Knudsen Corporation (now URS).

Certain Relationships and Related Transactions

There are no family relationships among the members of the Board or the members of seniormanagement of the Company. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any member of the Board or member of senior management was selected or any proposed director to be elected.

None of the nominees for election as a director of the Company is, or was within the ten years prior to the date hereof, a director or executive officer of any company that, while that person was acting in such capacity, or within a year of that person ceasing to act in such capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Executive officers, directors and greater than 10% shareholders are required to furnish us with copies of these reports. Based solely on our review of the Section 16(a) reports furnished to us with respect to the year ended December 31, 2017 and written representations from our executive officers, directors and greater than 10% shareholders, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were satisfied.

Code of Ethics

Our Board of Directors has adopted the U.S. Geothermal, Inc. Code of Business Conduct and Ethics to provide a corporate governance framework for our directors and management to effectively pursue U.S. Geothermal Inc.’s objectives for the benefit of our shareholders. The Board annually reviews and updates these guidelines and the charters of the Board committees in response to evolving “best practices” and the results of annual Board and committee evaluations. Our Code of Business Conduct and Ethics can be found at http://www.usgeothermal.com by clicking on “About Us” and then “Code of Ethics”. Shareholders may request a free printed copy of our Code of Business Conduct and Ethics from our investor relations department by contacting them at info@usgeothermal.com or by calling (208) 424-1027. We will post any amendments to the Code of Business Conduct and Ethics at that location on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct and Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location on our website. No waivers were granted during the year ended December 31, 2017. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NYSE American listing rules.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Randolph J. Hill, Ali G. Hedayat, Paul A. Larkin, Leland L. Mink and John H. Walker. Our Board has determined that Paul A. Larkin, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NYSE American independence standards applicable to audit committee members.

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

The three primary components of total direct compensation for our senior executives are:

•	base salary;

•	annual cash incentive bonus opportunity; and
•	stock options and restricted stock.

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

Generally, the Compensation and Benefits Committee grants stock options to all employees, including executive officers, for motivation and retention purposes annually after completion of our annual financial reports. Stock options are granted with an exercise price equal to the market value of our common stock on the date of the grant, and typically with a term of five years. The timing of the stock option grant is not coordinated with the release of material non-public information and is typically occurs during the second fiscal quarter. The options typically vest 25% on the date of grant, and another 25% each six months thereafter. During the fiscal year ended December 31, 2017, stock option grants to executive officers represented approximately 39% of the total stock option grants to all employees. During the fiscal year ended December 31, 2016, stock option grants to executive officers represented approximately 45% of the total stock option grants to all employees. During the year ended December 31, 2015, stock option grants to executive officers represented approximately 47% of the total stock option grants to all employees. We do not have a formal procedure for determining factors to consider when making grants. The committee uses an informal review of similar sized companies engaged in natural resource development to assist in determining the appropriate levels of stock option. In 2017, the percentage of votes cast “For” our advisory “say on pay” resolution to approve our executive compensation was 92.2% . The Board and the Compensation and Benefits Committee considered the results of the advisory vote and no significant changes have been made to the executive compensation programs based on the 2017 “say on pay” results.

Our executive officers do not normally receive any material incremental benefits that are not otherwise available to all of our employees. Our health and dental insurance plans are the same for all employees.

Glaspey Employment Agreement

The Company has entered into an employment agreement with Douglas J. Glaspey as the Company’s President and Chief Operating Officer. The initial term of employment will be from July 1, 2013 until the earlier of June 30, 2015 or termination of employment in accordance with the terms of the employment agreement. The employment agreement will automatically renew at the end of the initial term, and at the end of each subsequent term, for an additional one year term unless either the Company or Mr. Glaspey gives written notice of non-renewal to the other party at least 60 days prior to expiration of the then-current term. On July 19, 2017, the company entered into an Amendment to the employment agreement in order for Mr. Glaspey to also serve as Interim Chief Executive Officer.

The Company has agreed to pay to Mr. Glaspey compensation of $284,180 per annum, to grant to Mr. Glaspey cash or stock bonus and/or stock options in such amount and under such conditions as may be determined by the Company’s board of directors, to provide to Mr. Glaspey (and his immediate family) such medical, dental and related benefits as are available to other employees of the Company, to provide to Mr. Glaspey reasonable life insurance and accidental death coverage (with the proceeds payable to Mr. Glaspey’s estate or specified family member), and to provide to Mr. Glaspey such 401(k) retirement benefit as is available to other employees of the Company. In addition, the Company will reimburse Mr. Glaspey for reasonable expenses incurred in connection with the performance of his duties under the employment agreement. Mr. Glaspey is entitled to a paid vacation of five weeks within each 12 month period under the terms of the employment agreement.

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

In the event that Mr. Glaspey’s employment is terminated without “cause” by the Company or for “good reason” by Mr. Glaspey, and in the event that a “change of control” has occurred within the 12 months prior to the termination, Mr. Glaspey is entitled to receive compensation equal to 24 monthly installments of his normal compensation on the 30th day after the date of termination (which sum would be currently $568,360). The terms “cause”, “good reason” and “change of control” are defined in the employment agreement.

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

The Amendment extends the Current Term by three (3) months, such that the Current Term of the Agreement now ends on July 18, 2017. As a result of the extension of the Current Term, any notice of non-renewal delivered pursuant to the Agreement must now be delivered no later than April 19, 2017, which is ninety (90) days prior to the expiration of the Current Term. If a notice of non-renewal is not delivered in accordance with the Agreement, the Agreement shall automatically renew at the end of the Current Term on July 18, 2017, for an additional one (1) year term. Further to the above, on April 19, 2017, the Company determined not to extend the Agreement and delivered a notice of non-renewal to Mr. Gilles. The Company has agreed to pay to Mr. Gilles an annual base salary of $375,000, which increased to $410,000 on April 19, 2014 and will remain in place as a minimum annual base salary during all successive periods under the employment agreement. Mr. Gilles will be eligible to earn annual bonuses with the target amount being 100% of his annual base salary payable in a combination of cash and restricted shares of the Company’s common stock, provided that no more than one-half of the annual bonus will be paid in the form of restricted shares. The actual bonus amount will be subject to the discretion of the Company’s board of directors and its Compensation and Benefits Committee. Mr. Gilles and his immediate family will be eligible to participate in the Company’s employee health insurance, dental insurance, retirement plan 401(k) and any other employee benefit plans in accordance with the terms and conditions of such plans. Mr. Gilles is entitled to five weeks of vacation within each 12-month period under the employment agreement. Subject to certain limitations and conditions, the Company will also reimburse Mr. Gilles for all reasonable expenses incurred in connection with his employment and the cost of travel between the Company’s office in Boise, Idaho and his home. In addition, Mr. Gilles has received cost reimbursement for a single relocation for costs of $35,000.

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

Zurkoff Employment Agreement

The Company has entered into an amendment to the employment agreement with Jonathan Zurkoff as the Company’s Executive Vice President, Finance. The employment agreement, as amended six times, is effective December 31, 2010, and will remain in effect until July 31, 2018 unless earlier terminated in accordance with its terms.

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

Summary Compensation Table

The following table shows the compensation for the last three years awarded to or earned by all individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the last completed fiscal year and the Company’s next most highly compensated executive officer at the end of the last completed fiscal year (collectively, our “Named Executive Officers”).

Name and principal position(s)	Year Ended	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Stock Awards (4) ($)	All other compensation (5) ($)	Total ($)

Dennis J. Gilles, Chief Executive Officer (6)	12/31/15	410,000	102,500	114,524	156,000	2,750	785,774
	12/31/16	398,961	75,000	194,679	162,500	2,110	833,250
	12/31/17	232,723	0	99,606	0	0	332,329

Douglas J. Glaspey, President and Interim Chief Executive Officer (6)	12/31/15	220,000	0	85,113	14,000	1,035	320,148
	12/31/16	202,441	9,000	77,888	0	1,035	290,364
	12/31/17	255,093	16,612	66,689	0	1,035	339,429

Kerry D. Hawkley, Chief Financial Officer	12/31/15	179,375	8,969	40,317	11,351	0	240,012
	12/31/16	182,065	10,000	53,923	19,200	0	265,188
	12/31/17	198,595	13,000	43,543	0	0	255,138

Jonathan Zurkoff, Treasurer and Executive Vice President	12/31/15	192,000	9,600	32,754	12,973	0	247,327
	12/31/16	194,880	8,000	47,821	16,800	0	267,501
	12/31/17	209,251	13,000	32,703	0	0	254,954

(1)	Dollar value of base salary (cash and non-cash) earned by the Named Executive Officer during the fiscal year.
(2)	Dollar value of bonus (cash and non-cash) earned by the Named Executive Officer during the fiscal year. Bonuses are eligible to all employees and submitted and approved by the Board annually.
(3)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.
(4)	Stock awards (restricted shares) are valued at grant date.
(5)	Other compensation consists of all other compensation not disclosed in another category.
(6)	Mr. Gilles’ employment with the Company ended July 17, 2017, while Mr. Glaspey assumed the position of

Interim Chief Executive Officer on the same date.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Option Awards: Number of Securities Under-lying Options (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards[18]
(a)	(b)			(l)
Dennis J. Gilles, Former Chief Executive Officer	3/28/17	55,805	4.08	99,612
Douglas J. Glaspey, Interim Chief Executive Officer	3/28/17	37,363	4.08	66,693
Kerry D. Hawkley, Chief Financial Officer	3/28/17	24,395	4.08	43,545
Jonathan Zurkoff, Treasuer and Executive Vice President	3/28/17	22,195	4.08	32,693

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name (a)	Number of shares acquired on exercise (b)	Value realized on exercise ($) (c)	Number of shares acquired on vesting (d)	Value realized on vesting ($) (e)
Dennis J. Gilles, Former Chief Executive Officer	16,666	37,832	30,833	131,350
Douglas J Glaspey, Interim Chief Executive Officer	15,000	32,700	4,166	16,760
Kerry D. Hawkley, Chief Financial Officer			3,888	15,633
Jonathan Zurkoff, Treasuer and Executive Vice President			3,333	13,400

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised stock options, unvested restricted stock, and other equity incentive plan awards held at the year ended December 31, 2017 by our Named Executive Officers.

		Option Awards			Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market Value of
	Underlying	Underlying			Shares or Units	Shares or Units of
	Unexercised	Unexercised	Option	Option	of Stock That	Stock That Have
	Options	Options (1)	Exercise Price	Expiration	Have Not Vested	Not Vested
Name	(#) Exercisable	(#) Unexercisable	($)	Date	(#)	($)
Dennis J. Gilles	208,333	0	2.10	4/19/23	0	0
Douglas J. Glaspey	25,000	0	2.76	7/22/18	0	0
Kerry D. Hawkley	20,833	0	2.76	7/22/18	0	0
Jonathan Zurkoff	20,833	0	2.76	7/22/18	0	0
Dennis J. Gilles	66,666	0	4.44	4/2/19	0	0
Douglas J. Glaspey	36,666	0	4.44	4/2/19	0	0
Kerry D. Hawkley	29,166	0	4.44	4/2/19	0	0
Jonathan Zurkoff	29,166	0	4.44	4/2/19	0	0
Douglas J. Glaspey	63,333	0	2.88	5/15/20	0	0
Kerry D. Hawkley	30,000	0	2.88	5/15/20	0	0
Jonathan Zurkoff	26,666	0	2.88	5/15/20	0	0
Dennis J. Gilles	75,000	0	3.18	6/26/20	0	0
Douglas J. Glaspey	43,333	0	4.02	3/31/21	0	0
Kerry D. Hawkley	30,000	0	4.02	3/31/21	0	0
Jonathan Zurkoff	30,000	0	4.02	3/31/21	0	0
Dennis J. Gilles	103,333	0	4.26	4/11/21	0	0
Dennis J. Gilles	55,805	0	4.08	3/28/22	0	0
Douglas J. Glaspey	18,681	18,682	4.08	3/28/22	0	0
Kerry D. Hawkley	12,197	12,198	4.08	3/28/22	0	0
Jonathan Zurkoff	11,097	11,098	4.08	3/28/22	0	0

(1)     The $4.08 options unexercisable at December 31, 2017 will fully vest on September 28, 2018.

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

Mr. Gilles’ employment agreement provided that in the event Mr. Gilles’ employment is terminated by the Company without “cause” or by Mr. Gilles for “good reason” within 12 months following a “change of control” (which is defined in the employment agreement) or a “change of control” occurs within 12 months following such termination, Mr. Gilles will receive total severance payments equal to three (3) times the sum of his second year base salary ($410,000) plus annual target bonus. In addition, any unvested stock options to acquire shares of the Company’s common stock and any unvested restricted shares of the Company’s common stock held by Mr. Gilles as of the termination date that would have vested within 18 months following such termination date had Mr. Gilles’ employment continued will become fully vested. Any vested stock options held by Mr. Gilles will remain exercisable until the expiration of the original term of such option. If such termination occurs within 12 months following a “change of control”, Mr. Gilles will receive a lump sum cash payment equal to 36 times the Company’s contribution to the monthly cost of the medical and dental benefits provided to Mr. Gilles under the employment agreement.

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

Name	Change of Control Salary ($)	Change of Control Benefits ($)	Change of Control Total ($)
Dennis J. Gilles	1,230,000	9,988	1,239,988
Douglas J. Glaspey	568,360	22,519	590,879
Kerry D. Hawkley	274,443	28,712	303,155
Jonathan Zurkoff	293,760	26,193	319,953

Director Compensation

The following table summarizes the compensation paid to our directors during the year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compens- ation ($)	Nonqualified deferred compensa- tion earnings ($)	All other compensa- tion ($)	Total ($)
John H. Walker	43,700	0	24,790	0	0	0	68,490

Paul A. Larkin	75,363	0	24,790	0	0	0	100,153

Leland L. Mink	39,500	0	24,790	0	0	0	64,290

Randolph J. Hill	59,325	0	14,279	0	0	0	73,604

James C. Pappas	50,025	0	14,279	0	0	0	64,304

Ali Hedayat	48,550	0	26,681	0	0	0	75,231

(1)	Stock options are valued at the grant date in accordance with FASB ASC Topic 718.

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

CEO Pay Ratio

The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of the Dodd-Frank Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our company (other than our CEO) was $85,632; and
•	The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Proxy Statement, was $459,905.

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 5.4 to 1.

To determine the pay ratio, we took the following steps:

We determined that as of December 31, 2017, the determination date, our employee population consisted of approximately 58 individuals, primarily located in the United States and Guatemala. This population consists of our full-time, part-time, temporary and seasonal employees.

To identify the median employee, we compared the W-2 wages (or equivalent information for our employees in Guatemala) and options value over a period of 12 months ending December 31, 2017. We selected the determination date and measurement period because they are recent periods for which employee census and compensation information are readily available. We selected W-2 wages because the information can be gathered for each employee from existing payroll systems in a timely and reliable manner, and because the measure is a reasonable reflection of total compensation for purposes of identifying the median employee. To the W-2 wages, we added the value of stock options granted during 2017 to our employee base. Once we identified our median employee, we calculated such employee’s annual total compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $85,632.

With respect to the CEO, we used the amounts reported as total compensation in the Summary Compensation Table included in this Proxy Statement for Dennis Gilles for the period January 1 to July 18, 2017, adding the amounts reported for Douglas Glaspey for the period July 19 to December 31, 2017. Any adjustments, estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

The pay ratio includes compensation that is not necessarily comparable to that of the CEO, including non-annualized compensation for part-time, seasonal and temporary employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,082,763	$3.56	834,734
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,082,763	$3.56	834,734

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of March 1, 2018 by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock. The percentage of beneficial ownership is based on 19,494,566 shares of the Company’s common stock outstanding as of March 1, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
JCP Investment Management, LLC 1177 West Loop South, Suite 1650 Houston, TX 77027	2,871,448(1)	14.73%
Bradley Louis Radoff 1177 West Loop South, Suite 1625 Houston, TX 77027	1,923,000(2)	9.86%
Private Management Group, Inc. 15635 Alton Parkway, Suite 400 Irvine, CA 92618	1,818,042(3)	9.33%

(1)

As of December 31, 2017, based on information set forth in a Schedule 13D filed with the SEC on January 24, 2018 by JCP Investment Management, LLC. Each of the persons listed may be deemed to be a member of a Section 13(d) group that collectively beneficially owns more than 10% of the Issuer’s outstanding shares of Common Stock, and each such person disclaims beneficial ownership of the shares of Common Stock reported herein except to the extent of his or its pecuniary interest therein. Includes 938,360 shares of Common Stock owned directly by JCP Investment Partnership, LP (“JCP Partnership”). Also includes 1,916,588 shares of Common Stock owned directly by JCP Drawdown Partnership III, LP (“JCP Drawdown III”). JCP Partners, as the general partner of each of JCP Partnership and JCP Drawdown III, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. JCP Investment Holdings, LLC (“JCP Holdings”), as the general partner of each of JCP Partners, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. JCP Investment Holdings, LLC (“JCP Holdings”), as the general partner of JCP Partners, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. JCP Investment Management, LLC (“JCP Management”), as the investment manager of each of JCP Partnership and JCP Drawdown III, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III. James C. Pappas, as the managing member of JCP Management and sole member of JCP Holdings, may be deemed the beneficial owner of the (i) 938,360 shares owned by JCP Partnership and (ii) 1,916,588 shares owned by JCP Drawdown III and (iii) 16,500 shares beneficially owned directly by Mr. Pappas consisting of shares underlying certain options awarded to Mr. Pappas in his capacity as a director of the Issuer.

(2)

As of December 31, 2016, based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2018 by Bradley Louis Radoff, who has sole voting and dispositive power over 91,125 shares of the Company’s common stock and shared dispositive power over 1,831,875 shares under FMLP, Inc.

(3)

As of December 31, 2017, based on information set forth in a Schedule 13G filed with the SEC on February 8, 2018 by Private Management Group, Inc., which has sole voting and dispositive power over 1,818,042 shares of the Company’s common stock.

Security Ownership of Management

Our executive officers and directors are encouraged to own our common stock to further align their interests with our shareholders’ interests. The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of March 1, 2018, by each of our directors, Named Executive Officers, and directors and executive officers as a group. The percentage of beneficial ownership is based on 19,494,566 shares of the Company’s common stock outstanding as of March 1, 2018.

Amount and
Nature
Name of Beneficial Owner	of Beneficial	Percent of
	Ownership	Class
Dennis J. Gilles	722,846(1)	3.71%
Douglas J. Glaspey	318,627(2)	1.64%
Kerry D. Hawkley	157,525(3)	*
Ali Hedayat	138,333(4)
Randolph J. Hill	20,666(5)	*
Paul A. Larkin	141,078(6)	*
Leland L. Mink	91,671(7)	*
James C. Pappas	2,875,614(8)	14.78%
John H. Walker	90,883(9)	*
Jonathan Zurkoff	147,266(10)	*

All directors and executive officers as a group (9 persons)	3,981,663(11)	20.47%

* Less than 1% of the Company’s outstanding common stock

(1)	Includes 481,235 options exercisable within 60 days of March 1, 2018.
(2)	Includes 187,013 options exercisable within 60 days of March 1, 2018
(3)	Includes 122,196 options exercisable within 60 days of March 1, 2018.
(4)	Includes 8,333 options exercisable within 60 days of March 1, 2018.
(5)	Includes 20,666 options exercisable within 60 days of March 1, 2018.

(6)	Includes 73,608 options exercisable within 60 days of March 1, 2018.
(7)	Includes 66,942 options exercisable within 60 days of March 1, 2018.
(8)	Includes 20,666 options exercisable within 60 days of March 1, 2018.
(9)	Includes 73,608 options exercisable within 60 days of March 1, 2018.
(10)	Includes 117,762 options exercisable within 60 days of March 1, 2018.
(11)	Includes 690,794 options exercisable within 60 days of March 1, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

There have been no financial transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which the Company or any of its subsidiaries, was or is to be a participant, and the amount involved exceeds $120,000, and in which a director, an executive officer, any immediate family member of a director or executive officer, a beneficial owner of more than 5% of the Company’s outstanding common stock or any immediate family member of the beneficial owner, had or will have a direct or indirect material interest.

Director Independence

The Board is currently composed of seven directors: Douglas J. Glaspey, Ali G. Hedayat, Randolph J. Hill, Paul A. Larkin, Leland L. Mink, James C. Pappas and John H. Walker. A majority of the Board, made up of Mr. Hedayat, Mr. Hill, Mr. Larkin, Dr. Mink, Mr. Pappas and Mr. Walker, satisfy the applicable independence requirements of the NYSE American. Mr. Glaspey does not satisfy such independence requirements based on his employment as executive officer of the Company. The Board has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Each of the Board’s committees is composed only of directors that satisfy the applicable independence requirements of the NYSE American.

The Board has adopted certain standards to assist it in assessing the independence of each director. Absent other material relationships with the Company, a director of the Company who otherwise meets the applicable independence requirements of the NYSE American may be deemed “independent” by the Board after consideration of all relationships between the Company, or any of its subsidiaries, and the director, or any of his or her immediate family members (as defined in NYSE American listing standards), or any entity with which the director or any of his or her immediate family members is affiliated by reason of being a partner, officer or a significant shareholder thereof.

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

Audit Fees

The aggregate fees billed to the Company by Moss Adams LLP for the year ended December 31, 2017 and 2016 for annual financial statements and reviews of financial statements included in the Company’s Quarterly Report on Forms 10-Q totaled $321,154 and $298,228; respectively.

Audit-Related Fees

The fees billed to the Company by Moss Adams LLP for the financial statement audits of the Company’s five subsidiaries (three in 2015) Idaho USG Holdings LLC and Oregon USG Holdings LLC, USG Oregon LLC, USG Nevada LLC and Raft River Energy I LLC and the due diligence process related to the merger agreement for the years ended December 31, 2017 and 2016 were $102,935 and $76,000; respectively.

Tax Fees

The fees billed to the Company by Moss Adams LLP for tax preparation and planning services during years ended December 31, 2017 and 2016 amounted to $68,135 and $92,611; respectively.

All Other Fees

The Company was billed by Moss Adams LLP for any other services during year ended December 31, 2016 amounted to $9,885.

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

All of the services provided by our independent auditor for the years ended December 31, 2017 and 2016, including services related to the Audit-Related Fees and Tax Fees described above, were approved by the Audit Committee under its pre-approval policies.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.
See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
2.	Exhibits. See below.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated January 24, 2018, by and among Ormat Nevada Inc., OGP Holding Corp. and U.S. Geothermal (Incorporated by reference to exhibit 2.1 to the registrant's Form 8-K filed on January 25, 2018)†
(https://www.sec.gov/Archives/edgar/data/1172136/000106299318000321/exhibit 2-1.htm)

3.1

Amended Certificate of Incorporation of U.S. Geothermal Inc. (Incorporated by reference to exhibit 3.1 to the registrant’s Form S-3 filed on March 20, 2015)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299315001431/exhibit 3-1.htm)

3.2

Third Amended and Restated Bylaws of U.S. Geothermal Inc. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on March 10, 2016)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299316008264/exhibit 99-2.htm)

3.3

Certificate of Amendment to Certificate of Incorporation of U.S. Geothermal Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form 8-K filed on November 9, 2016)
(https://www.sec.gov/Archives/edgar/data/1172136/000091228216000898/ex3_1. htm)

4.1

Form of Stock Certificate (Incorporated by reference to exhibit 4.1 to the registrant’s Form SB-2 registration statement as filed on July 8, 2004)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299304001072/exhibit 4-1.htm)

10.1

Employment Agreement dated July 1, 2013 with Douglas J. Glaspey (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on July 26, 2013)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299313003607/exhibit 10-1.htm)

10.2

Employment Agreement dated July 1, 2013 with Kerry D. Hawkley (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on July 26, 2013)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299313003607/exhibit 10-2.htm)

10.3

Power Purchase Agreement dated December 29, 2004 between U.S. Geothermal Inc. and Idaho Power Company (Incorporated by reference to exhibit 10.19 to the registrant’s Amendment No. 2 to Form SB-2 registration statement as filed on January 10, 2005)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299305000746/exhibit10-19.htm)

10.4

Service Agreement for Point-to-Point Transmission Service dated June 24, 2005 between Department of Energy’s Bonneville Power Administration - Transmission Business Line and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.27 to the registrant’s Form 10-QSB quarterly report as filed on July 13, 2005)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299305001630/exhibit10-27.htm)

10.5

Interconnection and Wheeling Agreement dated March 9, 2006 between Raft River Rural Electric Co-op and Raft River Energy I LLC (Incorporated by reference to exhibit 10.28 to the registrant’s Form 10-KSB annual report as filed on June 29, 2006)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299306001879/exhibit10-28.htm)

10.6

Asset Purchase Agreement dated as of March 31, 2008, between U.S. Geothermal Inc., and Empire Geothermal Power LLC and Michael B. Stewart (Incorporated by reference as exhibit 99.1 to the registrant’s Form 8-K current report as filed on April 7, 2008)
(https://www.sec.gov/Archives/edgar/data/1172136/000091228208000501/ex99_1.htm)

10.7

Water Rights Purchase Agreement between Michael B. Stewart and U.S. Geothermal Inc. dated March 31, 2008 (Incorporated by reference as exhibit 99.2 to the registrants Form 8-K current report as filed on April 7, 2008)
(https://www.sec.gov/Archives/edgar/data/1172136/000091228208000501/ex99_2.htm)

10.8

Power Purchase Agreement dated as of December 11, 2009, between Idaho Power Company and USG Oregon LLC (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q quarterly report as filed on February 9, 2010)
(https://www.sec.gov/Archives/edgar/data/1172136/000120445910000264/exhibit10-43.htm)

10.9

Amended and Restated Long-Term Portfolio Energy Credit and Renewable Power Purchase Agreement dated May 31, 2011 between Sierra Pacific Power Company d/b/a NV Energy, and USG Nevada LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2012)
(https://www.sec.gov/Archives/edgar/data/1172136/000120445912000014/exhibit10-1.htm)

10.10

Amended and Restated Limited Liability Company Agreement made and entered into as of September 7, 2010, by and among Oregon USG Holdings LLC, U.S. Geothermal Inc., and Enbridge (U.S.) Inc. (Incorporated by reference to exhibit 99.4 to the registrant’s Form 8-K as filed on November 8, 2010) *
(https://www.sec.gov/Archives/edgar/data/1172136/000120445910002672/exhibit99-4.htm)

10.11

2009 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A as filed on November 6, 2009)
(https://www.sec.gov/Archives/edgar/data/1172136/000120445909002032/usgeodef14a.htm)

10.12

2009 Stock Incentive Plan Non-Qualified Stock Option Certificate (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q filed on August 10, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299317003663/exhibit10-13.htm)

10.13

Loan Guarantee Agreement dated as of February 23, 2011, among USG Oregon LLC, U.S. Department of Energy, and PNC Bank N.A. (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on August 31, 2011)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299311003532/exhibit99-2.htm)

10.14

Equity Pledge Agreement dated as of February 23, 2011, among Oregon USG Holdings LLC, USG Oregon LLC, and PNC Bank, N.A. (Incorporated by reference to exhibit 99.3 to the registrant’s Form 8-K as filed on August 31, 2011)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299311003532/exhibit99-3.htm)

10.15

Note Purchase Agreement dated as of February 23, 2011 among the Federal Financing Bank, USG Oregon LLC, and the Secretary of Energy, acting though the Department of Energy (Incorporated by reference to exhibit 99.2 to the registrant’s Form 8-K as filed on September 15, 2011)
(https://www.sec.gov/Archives/edgar/data/1172136/000120445911002531/exhibit 99-2.htm)

10.16

Purchase Agreement dated January 22, 2016, between U.S. Geothermal Inc. and Lincoln Park Capital Fund, LLC ( incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K as filed on January 25, 2016)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299316007274/exhibit10-1.htm)

10.17

Purchase and Sale Agreement dated as of December 14, 2015, among Idaho USG Holdings, LLC, Raft River I Holdings, LLC, Goldman, Sachs & Co., and U.S. Geothermal Inc. (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on December 18, 2015)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299315006741/exhibit10-1.htm)

10.18

Second Amended and Restated Operating Agreement of Raft River Energy I LLC, dated as of December 14, 2015, among Idaho USG Holdings, LLC, and Raft River I Holdings, LLC (Incorporated by reference to exhibit 3.1 to the registrant’s Form 8-K as filed on December 18, 2015)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299315006741/exhibit 3-1.htm)

10.19

Employment Agreement dated April 19, 2013 with Dennis J. Gilles (Incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K as filed on April 23, 2013)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299313002082/exhibit 10-1.htm)

10.20

Amendment No. 1 to the Employment Agreement dated January 9, 2017 with Dennis J. Gilles (Incorporated by reference to exhibit 10.1 to the registrant’s Form 10-Q as filed on May 10, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299317002338/exhibit 10-1.htm)

10.21

Employment Agreement dated December 31, 2010 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on July 26, 2013)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299313003607/exhibit 10-3.htm)

10.22

Amendment No. 1 to the Employment Agreement dated July 26, 2013 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.3 to the registrant’s Form 8-K as filed on July 26, 2013)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299313003607/exhibit 10-3.htm)

10.23

Amendment No. 2 to the Employment Agreement dated April 7, 2014 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on April 11, 2014)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299314002086/exhibit 10-2.htm)

10.24

Amendment No. 3 to the Employment Agreement dated May 1, 2015 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K as filed on May 5, 2015)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299315002389/exhibit 10-2.htm)

10.25

Amendment No. 4 to the Employment Agreement dated February 3, 2016 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.4 to the registrant’s Form 8-K as filed on February 4, 2016)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299316007449/exhibit 10-4.htm)

10.26

Amendment No. 5 to the Employment Agreement dated February 10, 2017 with Jonathan Zurkoff (Incorporated by reference to exhibit 10.5 to the registrant’s Form 8-K as filed on February 16, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000091228217000058/ex10_5.htm)

10.27

Note Purchase Agreement dated May 19, 2016 among Idaho USG Holdings, LLC, The Prudential Insurance Company of America and Prudential Annuities Life Assurance Corporation relating to $20,000,000, 5.80% Senior Secured Notes due March 31, 2023 (Incorporated by reference to exhibit 10.1 to the registrant’s Form 10-Q as filed on August 9, 2016)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299316010892/exhibit 10-1.htm)

10.28

Engagement Agreement for Executive Management Advisory Services, dated July 12, 2017, between the Company and Dennis J. Gilles (Incorporated by reference to exhibit 10.29 to the registrant’s Form 10-Q as filed on November 9, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299317004757/exhibit10-29.htm)

10.29

Amendment No. 1 to the Employment Agreement, dated July 27, 2017, between the Company and Douglas J. Glaspey (Incorporated by reference to exhibit 10.30 to the registrant’s Form 10-Q as filed on November 9, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299317004757/exhibit10-30.htm)

10.30

Amendment No. 2 to the Employment Agreement, dated August 7, 2017, between the Company and Douglas J. Glaspey (Incorporated by reference to exhibit 10.31 to the registrant’s Form 10-Q as filed on November 9, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299317004757/exhibit10-31.htm)

10.31

Amendment No. 6 to the Employment Agreement, dated January 8, 2018, with Jonathan Zurkoff (Incorporated by reference to exhibit 10.7 to the registrant’s Form 8-K as filed on January 11, 2018)
(https://www.sec.gov/Archives/edgar/data/1172136/000091228218000007/ex10_7.htm)

10.32	Renewable Energy Certificate Purchase and Sale Agreement, dated December 15, 2010, between Raft River Energy I LLC and Public Utility District No. 1 of Clallam County, Washington
21.1

Subsidiaries of the Registrant (Incorporated by reference to exhibit 21.1 to the registrant’s Form 10-K as filed on March 9, 2017)
(https://www.sec.gov/Archives/edgar/data/1172136/000106299317001274/exhibit21-1.htm)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

   †  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

* Portions of this exhibit have been omitted based on a grant of, or an application for, confidential treatment from the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

Item 16	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Geothermal Inc.
(Registrant)

March 8, 2018
	By:	/s/ Douglas J. Glaspey
Date		Douglas J. Glaspey
Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

Interim Chief Executive Officer, President, Chief Operating
/s/ Douglas J. Glaspey	Officer and Director (Principal Executive Officer)	March 8, 2018
Douglas J. Glaspey

Chief Financial Officer (Principal Financial and Accounting
/s/ Kerry Hawkley	Officer)	March 8, 2018
Kerry Hawkley

/s/ John H. Walker	Chairman and Director	March 8, 2018
John H. Walker

/s/ Paul A. Larkin	Director	March 8, 2018
Paul A. Larkin

/s/ Leland L. Mink	Director	March 8, 2018
Leland R. Mink

/s/ Ali G. Hedayat	Director	March 8, 2018
Ali G. Hedayat

/s/ Randolph J. Hill	Director	March 8, 2018
Randolph J. Hill

/s/ James C. Pappas	Director	March 8, 2018
James C. Pappas